Form 10-Q
period 2013-06-30
Insys Therapeutics, Inc.
filed 2013-08-13
CIK 1516479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

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

YES      [ ]          NO     [ X ]

Indicate by a checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES      [ X ]          NO     [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [ ]	Smaller Reporting Company [ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES      [ ]          NO     [ X ]

As of August 12, 2013, the registrant had 21,406,977 shares of Common Stock ($0.0002145 par value) outstanding.

 INSYS THERAPEUTICS, INC.

FORM 10-Q

i

Part I      FINANCIAL INFORMATION

Item 1.	Financial Statements

INSYS THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$21,746	$361
Accounts receivable	9,130	3,089
Inventories	8,678	7,095
Prepaid expenses and other assets	1,027	1,344
Total current assets	40,581	11,889

Property and equipment, net	8,156	6,791
Other assets	37	61
Total assets	$48,774	$18,741

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$7,841	$5,971
Accrued compensation	2,288	1,392
Other current liabilities	144	508
Deferred patient discount program	1,494	1,540
Deferred revenue	2,820	3,767
Line of credit	-	11,858
Notes payable to related party, including interest	-	58,383
Total current liabilities	14,587	83,419
Total liabilities	14,587	83,419

Commitments and contingencies (see Note 7)

Stockholders’ Equity (Deficit):
Convertible preferred stock (par value $0.01 per share, 10,000,000 and 15,000,000 shares authorized as of June 30, 2013 and December 31, 2012; 0 and 14,864,607 shares issued and outstanding as of June 30, 2013 and December 31, 2012)	-	149

Common stock (par value $0.0002145 per share, 50,000,000 and 25,000,000 shares authorized as of June 30, 2013 and December 31, 2012; 21,406,977 and 856,026 shares issued and outstanding as of June 30, 2013 and December 31, 2012)	5	-

Additional paid in capital	158,923	64,604
Notes receivable from stockholders	(21)	(21)
Accumulated deficit	(124,720)	(129,410)
Total stockholders’ equity (deficit)	34,187	(64,678)

Total liabilities and stockholders’ equity (deficit)	$48,774	$18,741

 See accompanying notes to unaudited condensed consolidated financial statements.

INSYS THERAPEUTICS, INC.

Condensed Consolidated Statements Of COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net revenue	$18,821	$3,539	$29,880	$5,565
Cost of revenue	2,594	2,341	4,358	3,619
Gross profit	16,227	1,198	25,522	1,946

Operating expenses:
Sales and marketing	6,331	2,928	10,754	5,332
Research and development	1,921	1,696	3,611	4,528
General and administrative	2,787	1,845	5,149	3,324
Total operating expenses	11,039	6,469	19,514	13,184

Income (loss) from operations	5,188	(5,271)	6,008	(11,238)

Other income (expense), net	6	(424)	2	(506)
Interest income (expense), net	(272)	(673)	(945)	(1,311)
Income (loss) before income taxes	4,922	(6,368)	5,065	(13,055)
Income tax expense	375	-	375	-
Net and comprehensive income (loss)	$4,547	$(6,368)	$4,690	$(13,055)

Net income (loss) per common share:
Basic	$0.27	$(0.68)	$0.36	$(1.40)
Diluted	$0.26	$(0.68)	$0.34	$(1.40)

Weighted average common shares outstanding:
Basic	16,648,238	9,314,886	13,016,562	9,314,886
Diluted	17,372,068	9,314,886	13,721,937	9,314,886

See accompanying notes to unaudited condensed consolidated financial statements.

INSYS THERAPEUTICS, INC.

Condensed Consolidated STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(unaudited)

	Common Stock		Convertible Preferred Stock		Additional	Notes Receivable	Accumulated
	No. of Shares	Amount	No. of Shares	Amount	Paid-In Capital	from Stockholders	Deficit	Total
Balance at January 1, 2013	856,026	$-	14,864,607	$149	$64,604	$(21)	$(129,410)	$(64,678)
Stock-based compensation expense	-	-	-	-	2,404	-	-	2,404
Issuance of common stock	4,600,000	1	-	-	32,455	-	-	32,456
Conversion of preferred to common stock	8,528,860	2	(14,864,607)	(149)	147	-	-	-
Conversion of notes payable to common stock	7,410,341	2	-	-	59,282	-	-	59,284
Exercise of stock options	11,750	-	-	-	31	-	-	31
Net income	-	-	-	-	-	-	4,690	4,690
Balance at June 30, 2013	21,406,977	$5	-	$-	$158,923	$(21)	$(124,720)	$34,187

INSYS THERAPEUTICS, INC.

Condensed Consolidated Statements Of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$4,690	$(13,055)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	865	844
Stock-based compensation	2,404	1,286
Interest expense accrued on notes payable	900	1,278
Accretion of contingent payment obligation	-	140
Changes in assets and liabilities:
Accounts receivable	(6,041)	(3,513)
Inventories	(1,583)	(903)
Prepaid expenses and other assets	342	376
Accounts payable, accrued expenses, and other current liabilities	1,409	1,638
Net cash provided by (used in) operating activities	2,986	(11,909)
Cash flows from investing activities:
Purchase of property and equipment	(2,230)	(447)
Net cash used in investing activities	(2,230)	(447)
Cash flows from financing activities:
Proceeds from issuance of common stock	32,456	-
Proceeds (repayments) under line of credit	(11,858)	10,317
Proceeds from notes payable to related party	-	2,987
Proceeds from exercise of stock options	31	9
Net cash provided by financing activities	20,629	13,313

Net increase in cash and cash equivalents	21,385	957
Cash and cash equivalents, beginning of period	361	11
Cash and cash equivalents, end of period	$21,746	$968

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

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles, pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2012 included in the Company’s final prospectus supplement filed with the SEC on May 2, 2013 and related to the Company’s Registration Statement on Form S-1/A (File No. 333-173154). The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance that requires entities to present information about reclassification adjustments from accumulated other comprehensive income in their financial statements or footnotes. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2012. The Company adopted this guidance in the first interim period for the fiscal year ending December 31, 2013 and, as the Company had no accumulated other comprehensive income as of June 30, 2013, there was no impact on its financial position, results of operations or cash flows as of or for the period ended June 30, 2013, nor does the Company expect the adoption to have a material impact on its financial position, results of operations or cash flows as of the end of or for the full year.

2.	Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, including, cash, accounts receivable, accounts payable and short-term debt approximate their fair value due to the short term nature of these financial instruments. The Company did not have financial assets or liabilities that are measured at fair value on a recurring basis as of June 30, 2013 or December 31, 2012.

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

Subsys

Subsys was commercially launched in March 2012, and is available through a U.S. Food and Drug Administration (“FDA”) mandated Risk Evaluation and Mitigation program known as the Transmucosal Immediate Release Fentanyl program (“TIRF REMS”). The Company sells Subsys in the United States to wholesale pharmaceutical distributors, and on a very limited basis directly to retail pharmacies, collectively, the Company’s customers, subject to rights of return within a period beginning six months prior to, and ending 12 months following, product expiration. Subsys currently has a shelf life of 36 months from the date of manufacture. Given the limited sales history of Subsys, the Company currently cannot reliably estimate expected returns of the product at the time of shipment. Accordingly, the Company defers recognition of revenue on product shipments of Subsys until the right of return no longer exists, which occurs at the earlier of the time Subsys units are sold to healthcare facilities or dispensed through patient prescriptions, or expiration of the right of return. Units dispensed are generally not subject to return, except in the rare cases where the product malfunctions or the product is damaged in transit. The Company estimates patient prescriptions dispensed using an analysis of third-party information, including TIRF REMS mandated data and third-party market research data. If this third-party data underestimates or overestimates actual patient prescriptions dispensed for a given period, adjustments to revenue may be necessary in future periods.

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

The components of inventories, net of allowances, are as follows (in thousands):

	June 30, 2013	December 31, 2012
Finished goods	$4,429	$2,221
Work-in-process	2,333	1,731
Raw materials and supplies	1,466	2,597
Deferred costs	450	546
Total inventories	$8,678	$7,095

Deferred costs represent the costs of products shipped for which recognition of revenue has been deferred.

As of June 30, 2013 and December 31, 2012, raw materials inventories consisted of raw materials used in the manufacture of the Company’s active pharmaceutical ingredient (“API”) in its U.S.-based, state-of-the-art dronabinol manufacturing facility and component parts used in the manufacture of Subsys. Work-in-process consisted of actual production costs, including facility overhead and tolling costs of in-process Dronabinol SG Capsule and Subsys products. Finished goods inventories consisted of finished Dronabinol SG Capsule and Subsys products.

5.	Line of Credit

In February 2012, the Company entered into a $15,000,000 revolving credit facility (the “Facility”) with Bank of America, N.A. (the “Agent”), which includes a $2,000,000 letter of credit facility. Under the terms of the Facility, amounts outstanding bear interest at the Company’s election at (a) LIBOR plus 1.0% or (1.20% as of June 30, 2013) or (b) British Bankers Association Rate (“BBA”) LIBOR Daily Floating Rate plus 1.0%. The Facility is secured by The Kapoor Trust Letter of Credit issued by the Agent, with the John N. Kapoor Trust (“The JNK Trust”) as applicant. Dr. Kapoor is the Company’s founder, Executive Chairman and principal stockholder. The Facility is scheduled to mature in February 2014.

The Company had an outstanding balance of $11,858,000 against the line of credit as of December 31, 2012. In May 2013, the then outstanding principal balance of $11,358,000 was paid in full. The line of credit is subject to covenants. The Company believes that it was in compliance with the covenants as of June 30, 2013.

6.	Notes Payable to a Related Party

On May 7, 2013, in connection with the closing of the Company’s initial public offering of common stock, the outstanding balance of principal and accrued interest related to several promissory and demand notes (“Kapoor Notes”) of $59,282,000 was converted into 7,410,341 shares of common stock at the $8.00 per share public offering price and all of the Kapoor Notes were cancelled.

The Company had issued the Kapoor Notes payable in favor of a trust controlled by Dr. Kapoor, The JNK Trust, and a trust affiliated with Dr. Kapoor, the Kapoor Children 1992 Trust. Prior to completing its initial public offering on May 7, 2013, the Company drew on the Kapoor Notes as needed to pay its expenses. The Kapoor Notes carried interest at the prime rate plus 2.0% (5.25% as of May 7, 2013).

Interest expense relating to the Kapoor Notes was approximately $900,000 and $1,278,000 for the six months ended June 30, 2013 and 2012, respectively.

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

In connection with the NeoPharm merger, the NeoPharm board approved the distribution, immediately after the NeoPharm merger, of non-transferable contingent payment rights to its stockholders of record as of November 5, 2010. These rights entitle the pre-NeoPharm merger stockholders of NeoPharm to receive cash payments aggregating $20,000,000 (equivalent to $0.70402 per share) if, prior to the five-year anniversary of the NeoPharm merger, the FDA approves a New Drug Application for any one or more of the NeoPharm product candidates that were under development at the time of the NeoPharm merger. The distribution is payable within nine months of FDA approval. The initial fair value of this contingent payment was determined to be approximately $1,829,000 based on the assumed probability of any payment being made to the prior NeoPharm stockholders in 2015, discounted to present value at a rate of 15%, a Level 3 fair value measurement. Changes in estimated fair value representing an increase of $140,000 during the six months ended June 30, 2012, were recorded in other expense.

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

8.	Stockholders’ Equity

Authorized Share Capital

Effective May 6, 2013, the Company’s certificate of incorporation was amended and restated to provide for 50,000,000 authorized shares of common stock with a par value of $0.0002145 per share, and 10,000,000 authorized shares of undesignated preferred stock with a par value of $0.01 per share.

Initial Public Offering

On May 7, 2013, the Company completed its initial public offering (“IPO”), whereby the Company sold a total of 4,600,000 shares of common stock at $8.00 per share for net proceeds of $32,456,000 (after underwriting discounts and commissions and offering costs). This amount included the full exercise of an over-allotment option to purchase 600,000 shares of common stock by the Company’s underwriters. Upon completion of the IPO, all outstanding shares of the Company’s convertible preferred stock were converted into 8,528,860 shares of common stock and all Kapoor Notes totaling $59,282,000 converted into 7,410,341 shares of common stock.

9.	Stock-based Compensation

The Company currently has the following stock-based incentive plans:

2013 Employee Stock Purchase Plan

The Company’s 2013 Employee Stock Purchase Plan (the “ESPP”) was adopted by the Company’s board of directors and approved by its stockholders, and became effective in connection with the Company’s initial public offering in May 2013. The ESPP authorizes the issuance of 175,000 shares of common stock pursuant to purchase rights granted to the Company’s employees or to employees of any of its designated affiliates. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2014 through January 1, 2023, by the least of (a) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, (b) 200,000 shares, or (c) a number determined by the Company’s board of directors that is less than (a) and (b). The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”). As of June 30, 2013, no shares of common stock have been purchased under the ESPP.

2013 Equity Incentive Plan

The Company’s 2013 Equity Incentive Plan (the “2013 Plan”) is the successor to and continuation of the 2006 Equity Incentive Plan and the Insys Pharma, Inc., Amended and Restated Equity Incentive Plan. The 2013 Plan was adopted by the Company’s board of directors and approved by its stockholders, and became effective in connection with the Company’s initial public offering in May 2013. The 2013 Plan provides for the grant of stock awards, including stock options, restricted stock, stock appreciation rights, performance units, performance shares and other stock awards, to the Company’s employees, directors and consultants. Upon the effectiveness of the 2013 Plan, 3,623,842 shares were reserved for future issuance. As of June 30, 2013, options to purchase 1,156,550 shares of common stock were outstanding.

2006 Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan (the “2006 Plan”) provided for the grant of stock awards, including stock options, restricted stock, stock appreciation rights, performance units, performance shares and other stock awards, to the Company’s employees, directors and consultants. The 2006 Plan was adopted in April 2006. As of June 30, 2013, options to purchase 1,104,819 shares of common stock were outstanding. The 2006 Plan has been terminated and Company will not grant additional equity awards under the 2006 Plan.

Awards under the 2006 Plan generally consisted of stock options that have an exercise price equal to the fair market value of the Company’s common stock on the date of grant, a ten-year term, and generally vested ratably over four years, subject to continuous service. Stock awards granted to the Company’s non-employee directors under the 2006 Plan typically vested one year from the date of grant. Outstanding awards under the 2006 Plan vest immediately upon a change in control. Although the 2006 Plan provided for the issuance of performance units and performance shares, the Company did not make grants of these types of awards.

Insys Pharma, Inc. Amended and Restated Equity Incentive Plan

Insys Pharma’s Amended and Restated Equity Incentive Plan (the “Plan”) provided for the grant of stock options to employees, directors and consultants to acquire Insys Pharma’s voting and non-voting common stock. The Plan was originally adopted by Insys Pharma in December 2002 and was amended and restated in June 2006. In connection with the NeoPharm merger in November 2010, all of the outstanding options granted under the Plan were assumed by the Company and were converted into options to purchase shares of the Company’s common stock at the exchange ratio set forth in the merger agreement. As of June 30, 2013, vested options to purchase an aggregate of 943,037 shares of the Company’s common stock under the Plan were outstanding. There were no unvested options outstanding under the Plan as of June 30, 2013. The Plan has been terminated and the Company will not grant additional equity awards under the Plan.

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

Amounts recognized in the consolidated statements of comprehensive income (loss) with respect to the Company’s stock-based compensation plans were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Research and development	$342	$275	$627	$540
General and administrative	1,003	364	1,777	746
Total cost of stock-based compensation	$1,345	$639	$2,404	$1,286

As of June 30, 2013, the Company expected to recognize $16,970,000 of stock-based compensation for its outstanding options over a weighted-average period of 3.1 years.

The following table summarizes stock option activity as of December 31, 2012 and for the six months ended June 30, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Vested and exercisable as of December 31, 2012	1,228,396	$2.78	7.43	$2.8
Outstanding as of December 31, 2012	2,091,195	$3.22	8.24	$12.4
Granted	1,157,050	$10.89
Cancelled	(39,589)	$3.60
Exercised	(4,250)	$2.66
Outstanding as of June 30, 2013	3,204,406	$5.99	8.49	$25.4
Vested and exercisable as of June 30, 2013	1,415,208	$3.06	7.14	$15.5

10.	Net Income (Loss) per Share

Basic net income (loss) per common share is computed by dividing the net income (loss) allocable to the common stockholders by the weighted average number of common shares outstanding during the period. The diluted income (loss) per share further includes any common shares available to be issued upon exercise of outstanding stock options if such inclusion would be dilutive.

The net income (loss) per share for the three and six months ended June 30, 2013 and June 30, 2012, including share and per share amounts, includes the effects of the conversion of convertible preferred stock into 8,528,860 shares of common stock as if the conversion had occurred at the beginning of the respective periods.

The following table sets forth the computation of basic and diluted net income (loss) per common share (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Historical net income (loss) per share-Basic:
Numerator:
Net income (loss)	$4,547	$(6,368)	$4,690	$(13,055)
Denominator:
Weighted average number of common shares outstanding	16,648,238	9,314,886	13,016,562	9,314,886
Basic net income (loss) per common share	$0.27	$(0.68)	$0.36	$(1.40)

Historical net income (loss) per share-Diluted:
Numerator:
Net income (loss)	$4,547	$(6,368)	$4,690	$(13,055)
Denominator:
Weighted average number of common shares outstanding	16,648,238	9,314,886	13,016,562	9,314,886
Effect of dilutive stock options	723,830	--	705,375	--
	17,372,068	9,314,886	13,721,937	9,314,886
Diluted net income (loss) per common share	$0.26	$(0.68)	$0.34	$(1.40)

As the Company incurred a net loss for the three and six months ended June 30, 2012, basic and diluted per share amounts are the same, since the effect of potential common share equivalents is anti-dilutive. Anti-dilutive share equivalents included 17,806 and 1,775,157 outstanding stock options as of June 30, 2013 and 2012, respectively.

11.	Product Lines, Concentration of Credit Risk and Significant Customers

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

The following tables summarize the Company’s net revenue by product line, as well as the percentages of revenue by route to market (dollars in thousands):

	Net Revenue by Product Line
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Subsys	$18,502	$1,179	$28,197	$1,192
Dronabinol SG Capsule	319	2,360	1,683	4,373
Total net revenue	$18,821	$3,539	$29,880	$5,565

	% of Revenue by Route to Market
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Pharmaceutical wholesalers	98%	33%	94%	21%
Generic pharmaceutical distributor	2%	67%	6%	79%
	100%	100%	100%	100%

All the Company’s products are sold in the United States of America.

Product shipments to four pharmaceutical wholesalers accounted for 24%, 20%, 19% and 19% of shipments for the six months ended June 30, 2013. Product shipments to one generic pharmaceutical distributor accounted for 44% and product shipment to three pharmaceutical wholesalers accounted for 17%, 17% and 13% of shipments for the six months ended June 30, 2012. Four pharmaceutical wholesalers’ accounts receivable balances accounted for 36%, 26%, 16% and 13% of accounts receivable as of June 30, 2013. Three pharmaceutical wholesalers’ accounts receivable balances accounted for 34%, 22% and 21% of accounts receivable as of December 31, 2012.

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

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the” Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management; our plans to build a second dronabinol manufacturing facility and the estimated costs relating thereto; estimated costs and timing to complete development and obtain approvals for our Dronabinol Oral Solution product candidate; that net revenue from sales of Subsys will increase during the remainder of 2013; that net revenue from sales of Dronabinol SG Capsule will fluctuate during the remainder of 2013; the sufficiency of our manufacturing capacity; the beneficial attributes of our Dronabinol product candidates; our expectation that gross margins will fluctuate; that sales and marketing and research and development costs will be our largest categories of expenses; that sales and marketing expenses will fluctuate based on changes in Subsys net revenue; that we will hire additional sales and marketing, research and development and administrative personnel and that costs relating thereto will increase; the impact of new or recently issued accounting pronouncements; that we will not incur substantial interest charges during the remainder of 2013; that cash flows from operations will increase as a result of increased sales of Subsys; the sufficiency and sources of our capital resources; the impact of a change in our deferred revenue recognition policy; the estimated amortization period for stock-based compensation; the potential impact of Section 382 limitations on our NOLs; and the magnitude and impact of ownership changes, including pre-merger changes relating to NeoPharm, under Section 382 of the Internal Revenue Code. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements including, but are not limited to, the following:

●	our history of net losses and negative cash flows and our ability to become profitable;
●	our dependence on sales of Subsys and Dronabinol;
●	market acceptance, including by third-party payors, of our products;
●	the success of our marketing strategies;
●	our ability to obtain regulatory approval for Dronabinol Oral Solution;
●	manufacturing failures;
●	challenges relating to our construction and operation of a second dronabinol manufacturing facility;
●	our limited manufacturing capabilities and our reliance on third parties in our product supply chain;
●	delays in manufacturing or interruption of our sublingual spray delivery system;
●	competition;
●	our ability to achieve and maintain adequate levels of third-party payor and reimbursement coverage for sales of our products;
●	our reliance on wholesale pharmaceutical distributors for sales of our products through to the retail distribution channel;
●	our reliance on third parties for the performance of services relating to Subsys, including invoicing, storage and transportation;
●	our ability to develop a pipeline of product candidates;
●	failure of our clinical trials to demonstrate acceptable levels of safety and efficacy;

●	expenses, delays, changes and terminations that could adversely affect the design and implementation of our clinical trials;
●	reliance on third parties to conduct and oversee our clinical trials;
●	acceptance by the FDA our data from our clinical trials conducted outside the United States;
●	risks and uncertainties associated with starting materials sourced from India;
●	our failure to obtain or maintain Schedule III classification for our dronabinol products;
●	our ability to meet Section 505(b)(2) regulatory approval pathways or requirements for our product candidates;
●	annual DEA quotas on the amount of dronabinol allowed to be produced in the United States;
●	our failure to successfully acquire, develop or market additional product candidates;
●	our ability to manage growth in our business;
●	our ability to retain key management and other personnel;
●	employee misconduct and improper activities;
●	our ability to utilize our net operating loss and research and development tax credit carryforwards;
●	the adverse impacts of strategic transactions;
●	our exposure to product liability claims;
●	our ability to comply with environmental laws relating to our use of hazardous materials;
●	accounting estimates;
●	security system failures;
●	changes in accounting standards;
●	natural disasters;
●	our significant operating losses and need for potential additional funding;
●	our level of indebtedness and our ability to raise additional capital;
●	restrictions on our business imposed by our credit facility;
●	market fluctuation and economic conditions;
●	the regulatory impact on our existing Subsys and Dronabinol products as well as our future product candidates;
●	undesirable side effects of our products and the potential for post-approval regulatory action relating to such side effects;
●	our compliance with complex regulations;
●	the impact of changes in policies and funding resulting from healthcare reform measures, including the impact on the funding, staffing and leadership of the FDA and other agencies;
●	our failure to comply with federal and state healthcare laws, including fraud and abuse and health information privacy and security laws;
●	our ability to obtain and enforce patent rights or other intellectual property rights that cover our products and product candidates;
●

the potential for rescission of invention assignments existing in favor of the Company from its employees, including the potential for rescission of invention rights resulting from a current lawsuit between Insys Pharma and Santosh Kottayil;

●	costs of litigation and our ability to protect our intellectual property rights;
●	our exposure to litigation relating to infringement suits against the Company;
●	our exposure to claims that our employees or independent contractors have wrongfully used or disclosed to the Company trade secrets of their other clients or former employers;
●	our compliance with the procedural, document submission, fee payment and other requirements needed to apply for patents;
●	control over the Company by its founder, Executive Chairman and principal stockholder;
●	our failure to remediate significant deficiencies or material weaknesses in our internal control over financial reporting and related compliance with SEC and stock exchange listing standards;
●	the costs and management distraction resulting from being a public company;
●	fluctuation in the price of our common stock;
●	lack of, or inaccurate, published research about the Company;

●	lack of a viable public market for our common stock;
●	the impact of future sales of our common stock or securities convertible into our common stock;
●	the impact of our abbreviated disclosures as allowed by the JOBS Act because of our status as an “emerging growth company”; and
●	our intention to not pay dividends in the foreseeable future.

Additionally, there may be other risks that are otherwise described from time to time in the reports that we filed with the Securities and Exchange Commission. Any forward-looking statements in this report should be considered in light of various important factors, including the risks and uncertainties listed above, as wells as others.

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

We market Subsys through our U.S.-based field sales force focused on supportive care, which numbered approximately 67 sales professionals as of June 30, 2013. We utilize an incentive-based sales model that employs a pay structure where a significant component of the compensation paid to sales representatives is in the form of potential bonuses based on sales performance.

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

Approved Product Sales.    Our operating results will depend significantly upon our, and any of our third-party distributors’, sales of approved products. During the six months ended June 30, 2012 and 2013, all of our net revenues were generated from the sale of our two approved products, Subsys and Dronabinol SG Capsule. Our results will depend on prescription volume generally, which we believe will be driven primarily by achievement of broad market acceptance and coverage by third-party payors and effectiveness of the marketing and selling efforts with respect to our products. In addition, our results will also depend on our mix of sales between Subsys and Dronabinol SG Capsule as well as the amounts of dosage strengths sold. Subsys gross margins are substantially higher than those of Dronabinol SG Capsule. For example, though we expect gross margins to fluctuate from period to period, Subsys gross margin was approximately 88% and Dronabinol SG Capsule gross margin was approximately 36% for the six months ended June 30, 2013. Moreover, our gross margins improve on a unit-by-unit basis as we sell higher dosage strengths of our products. Importantly, the proportion of prescriptions written for repeat Subsys patients has continued to increase since July 2012 from 50% of prescriptions to over 70% of prescriptions as of June 2013. Generally, repeat Subsys patients receive significantly higher doses of Subsys on average than first-time patients as patients are titrated from a starter dose of Subsys to their effective dose in accordance with the TIRF REMS protocol. In addition, we currently defer recognition of revenue on product shipments of Subsys to our customers until the right of return no longer exists, which occurs at the earlier of the time Subsys units are sold to healthcare facilities or dispensed through patient prescriptions, or expiration of the right of return. We estimate patient prescriptions dispensed using an analysis of third-party information, including TIRF REMS mandated data and third-party market research data. If this third-party data underestimates or overestimates actual patient prescriptions dispensed for a given period, adjustments to revenue may be necessary in future periods.

Investments in Our Infrastructure and Growth.    Our ability to increase our sales and to further penetrate our target market segments is dependent in part on our ability to invest in our infrastructure and in our sales and marketing efforts. In order to drive further growth, we may hire additional sales and marketing personnel and invest in marketing our products to our target physician prescriber base. For example, in March 2013, we added 17 sales professionals to enhance our commercial infrastructure. This will lead to corresponding increases in our operating expenses, although we anticipate that these investments will result in increased product sales and net revenue. In addition, we plan to build a second dronabinol manufacturing facility, which we anticipate will supply us with sufficient commercial quantities of dronabinol API for our continued commercialization of Dronabinol SG Capsule and for the commercialization of our proprietary dronabinol product candidates, if approved. We expect the capital expenditures associated with the completion of our planned second dronabinol manufacturing facility will be approximately $11.0 million to $13.0 million. This second facility will also increase our operating expenses. We have incurred and will continue to incur substantial operating costs in connection with our transition to operating as a public company, including increasing headcount and salaries and related expenses, legal and consultant fees, accounting fees, director fees, increased directors’ and officers’ insurance premiums, fees for investor relations services, and enhanced business and accounting systems.

Product Development and Related Regulatory Processes.    Our operating results will also depend significantly on our research and development activities and related regulatory developments. Our research and development expenses were $3.6 million and $4.5 million for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, we had 19 full-time research and development personnel. We expect research and development expenses to increase as we increase related headcount and continue our planned preclinical studies and clinical trials for our product candidates, particularly our proprietary dronabinol product candidates, including Dronabinol Oral Solution, and sublingual spray product candidates. For example, we estimate that our research and development expenses to complete the development of, and obtain FDA approval for, Dronabinol Oral Solution will be approximately $2.7 million. We do not expect to realize net revenues from all of these research and development initiatives in the near term and may never realize net revenues from these investments. Due to the risks inherent in conducting preclinical studies and clinical trials, the regulatory approval process and the costs of preparing, filing and prosecuting patent applications, our development completion dates and costs will vary significantly for each product candidate and are very difficult to estimate. The lengthy process of seeking regulatory approvals and the subsequent compliance with applicable regulations require the expenditure of substantial additional resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals or acceptable U.S. Drug Enforcement Administration (“DEA”) classifications for our product candidates, in particular those related to Dronabinol Oral Solution, could cause our research and development expenditures to increase significantly and, in turn, have a material adverse effect on our results of operations.

Recent Developments

In October 2012, Mylan Pharmaceuticals, Inc. (“Mylan”), our exclusive distributor of Dronabinol SG Capsule product, rejected a large batch of 10mg Dronabinol SG Capsule product. We believe this rejection was wrongful as the Dronabinol SG Capsule product rejected had both the appropriate Certificate of Analysis and Certificate of Conformance. We have filed a lawsuit seeking judicial determination that the rejection was wrongful, termination of our distributor agreement with Mylan, and damages. We continue to negotiate resolution of this issue with Mylan. As a result of the dispute with Mylan, the distribution channel with Mylan is clogged with unsold product and Mylan has, since the October 2012 rejection, purchased and sold less Dronabinol SG Capsule product, both in terms of volume and price, than we anticipated. We are hopeful for a settlement of the dispute with Mylan (whether through a negotiated settlement or favorable judicial determination and termination of the distribution contract). As reflected in our results for the three and six months ended June 30, 2013 (and discussed under the heading “—Results of Operations”), our sales revenue for Dronabinol SG Capsule decreased significantly during 2013. If the dispute with Mylan is not favorably resolved, or not favorably resolved in the near future, our sales of Dronabinol SG Capsule could continue to fluctuate significantly and be adversely affected which could have a material adverse effect on our results of operations and financial position.

Basis of Presentation

Net Revenue

During the year ended December 31, 2012, we began recognizing net revenue from sales of Subsys made by us, and from Dronabinol SG Capsule under our supply and distribution agreement with Mylan. We sell Subsys in packages of various sized single-dose units in dosage strengths of 100, 200, 400, 600, 800, 1,200 and 1,600 mcg, to wholesale pharmaceutical distributors and retail pharmacies, collectively, our customers, on a wholesale basis. Sales to our customers are subject to specified rights of return. We currently defer recognition of revenue on product shipments of Subsys to our customers until the right of return no longer exists, which occurs at the earlier of the time Subsys units are sold to healthcare facilities or dispensed through patient prescriptions, or expiration of the right of return. We estimate patient prescriptions dispensed using an analysis of third-party information, including TIRF REMS mandated data and third-party market research data. If this third-party data underestimates or overestimates actual patient prescriptions dispensed for a given period, adjustments to revenue may be necessary in future periods.

As a result of this policy, the deferred revenue balance was $2.8 million and $3.8 million at June 30, 2013 and December 31, 2012, respectively, for Subsys product shipments, which is net of estimated pharmacy discounts, stocking allowances, prompt pay discounts, chargebacks, rebates and patient discount programs. We will continue to recognize revenue upon the earlier to occur of prescription units dispensed or expiration of the right of return until we can reliably estimate product returns, at which time we will record a one-time increase in net revenue related to the recognition of revenue previously deferred, partially offset by an estimate of product returns.

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

Cost of Revenue, Gross Profit and Gross Margin

Cost of revenue for Subsys consists primarily of materials, third-party manufacturing costs, freight and indirect personnel costs, and other overhead costs based on units dispensed through patient prescriptions. Cost of revenue for Dronabinol SG Capsule primarily consists of materials, manufacturing costs and third-party assembly and packaging costs based on units sold by Mylan to wholesale distributors. We manufacture the API for Dronabinol SG Capsule at our U.S.-based, dronabinol manufacturing facility. Also included in cost of revenue are charges for reserves for excess, dated or obsolete commercial inventories and production manufacturing variances.

The cost of revenue associated with the deferred product revenues are recorded as deferred costs, which are included in inventories until such time as the deferred revenue is recognized. Deferred cost of revenue was $450,000 and $546,000 as of June 30, 2013 and December 31, 2012, respectively.

Gross profit is net revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of net revenue.

Sales and Marketing Expenses

Our sales and marketing expenses consist primarily of salaries, commissions, benefits, consulting fees, costs of obtaining prescription and market data, and market research studies related to Subsys. As of June 30, 2013, we had 88 full-time sales and marketing personnel. We expect the number of our sales and marketing personnel to increase as we seek to continue to increase our existing product sales and as any subsequently approved products are commercialized. We expect our sales and marketing expenses, along with our research and development expenses, to be our largest categories of operating expenses for the foreseeable future. In addition, because we use an incentive-based compensation model for our sales professionals, we expect our sales and marketing expenses to fluctuate from period to period based on changes in Subsys net revenue. Specifically, we expect our sales and marketing expenses to increase in 2013 to the extent that expected increases in Subsys net revenue are realized.

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

To date, our research and development efforts have been focused primarily on our fentanyl and dronabinol programs. As of June 30, 2013, we had 19 full-time research and development personnel. We expect research and development expenses to increase as we increase related headcount and continue our planned preclinical studies and clinical trials for our product candidates, particularly our proprietary dronabinol product candidates, including Dronabinol Oral Solution. We determine which research and development projects to pursue, as well as the level of funding available for each project, based on the scientific and preclinical and clinical results of each product candidate and related regulatory action. We expect our research and development expenses, along with our sales and marketing expenses, to be our largest categories of operating expenses for the foreseeable future.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, accounting, business development and internal support functions. In addition, general and administrative expenses include facility costs not otherwise included in research and development expenses, and professional fees for legal, consulting and accounting services. As of June 30, 2013, we had 15 full-time general and administrative personnel. We expect general and administrative expense to increase as a result of increasing related headcount, expanding our operating activities and the costs we will incur operating as a public company. We expect these increases to include salaries and related expenses, legal and consultant fees, accounting fees, director fees, increased directors’ and officers’ insurance premiums, fees for investor relations services, and enhanced business and accounting systems.

Other Income (Expense), Net

In connection with the NeoPharm merger, the NeoPharm board approved the distribution, immediately after the merger, of non-transferable contingent payment rights to its stockholders of record as of November 5, 2010. These rights entitle the pre-merger stockholders of NeoPharm to receive cash payments aggregating $20.0 million (equivalent to $0.70402 per share) if, prior to the five year anniversary of the NeoPharm merger, the FDA approves an NDA for any one or more of the NeoPharm product candidates that were under development at the time of the merger. The distribution is payable within nine months of FDA approval. The initial fair value of this contingent payment was determined to be approximately $1.8 million based on the assumed probability of any payment being made to the prior NeoPharm stockholders in 2015, discounted to present value at a rate of 15%, a Level 3 fair value measurement. Changes in estimated fair value representing an increase of $140,000 during the six months ended June 30, 2012 were recorded in other expense.

Interest Income (Expense), Net

Interest income (expense), net has consisted primarily of the interest accrued on outstanding promissory notes payable to The John N. Kapoor Trust and the Kapoor Children 1992 Trust. These trusts are controlled by or are affiliated with our founder, Executive Chairman and principal stockholder, Dr. John N. Kapoor. These promissory notes carried interest rates equal to the applicable prime rate plus 2.0%, which was 5.25% as of May 7, 2013. We recorded interest expense of $0.9 million and $1.3 million related to accrued interest on these notes during the six months ended June 30, 2013 and 2012, respectively. Upon completion of our IPO in May 2013, all outstanding principal and accrued interest on the Kapoor Notes converted into 7,410,341 shares of common stock and all of the Kapoor Notes were cancelled.

During the year ended December 31, 2012, we entered into a $15.0 million revolving credit facility with Bank of America. The outstanding principal balance under this facility was $11.4 million as of May 7, 2013 and we recorded interest expense of $51,000 during the six months ended June 30, 2013 in connection with borrowings under this credit facility. This balance was paid off on May 10, 2013 with proceeds from the IPO.

From May 7, 2013 through June 30, 2013, we recorded interest income of approximately $5,000 that was earned from the excess cash held as a result of our IPO.

Income Tax Benefit, Net Operating Loss Carryforwards

In each period since our inception, we have recorded a valuation allowance for the full amount of our net deferred tax assets, as the realization of the our deferred tax assets is uncertain. As a result, we have not recorded any federal or state income tax benefit in our consolidated statements of comprehensive income (loss).

As of June 30, 2013, we had federal and state net operating loss carry forwards (“NOLs”) of approximately $291.0 million and $283.0 million, respectively. For federal tax purposes, the NOLs began expiring in 2011 and will continue expiring through 2032 to the extent they are not utilized. For state tax purposes, the NOLs will begin expiring in 2017 if not utilized.

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

Based on the above, we have estimated the amount of pre-NeoPharm merger federal NOLs that are available to offset post-NeoPharm merger income are limited to approximately $158,000 per year for 20 years, or cumulatively $3.0 million as of June 30, 2013. Post-NeoPharm merger, federal NOLs of approximately $27.0 million are not subject to this annual limitation and begin expiring in 2030.

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

Significant Accounting Polices and Estimates

There were no changes in our significant accounting policies and estimates during the six months ended June 30, 2013 from those set forth in “Significant Accounting Policies and Estimates” in our final prospectus filed with the SEC on May 2, 2013 relating to our Registration Statement on Form S-1/A (File No. 333-173154) for our IPO.

Results of Operations

Comparison of three months ended June 30, 2013 to three months ended June 30, 2012

The following table presents certain selected consolidated financial data for the three months ended June 30, 2013 and 2012 expressed as a percentage of net revenue:

	Three Months Ended June 30,
	2013	2012

Net revenue	100.0%	100.0%
Cost of revenue	13.8%	66.1%
Gross profit	86.2%	33.9%

Operating expenses:
Sales and marketing	33.6%	82.7%
Research and development	10.2%	47.9%
General and administrative	14.8%	52.1%
Total operating expenses	58.6%	182.7%

Income (loss) from operations	27.6%	-148.8%

Other income (expense), net	0.0%	-12.0%
Interest income (expense), net	-1.4%	-19.0%
Income (loss) before income taxes	26.2%	-179.8%
Income tax expense	2.0%	- -%
Net income (loss)	24.2%	-179.8%

Net Revenue.    The following table summarizes the year-over-year comparison of our consolidated revenue for the periods indicated (dollars in millions):

	Three months ended June 30,
	2013	Percentage of Applicable Gross Revenue	2012	Percentage of Applicable Gross Revenue	Change from Prior Year	Percentage Change from Prior Year
SUBSYS:
Gross revenue	$23.4		$2.5		$20.9	851.7%
Provision for wholesaler discounts	(1.9)	8.1%	(0.2)	9.5%	(1.7)	708.8%
Provision for patient discount programs	(1.8)	7.6%	(1.0)	40.7%	(0.8)	76.5%
Provision for rebates	(1.2)	5.2%	(0.1)	1.7%	(1.1)	2,765.6%

Net revenue-Subsys	18.5	79.1%	1.2	48.1%	17.3	1,469.3%

DRONABINOL SG CAPSULE:
Gross revenue	0.4		2.7		(2.3)	(86.5)%
Royalties and fees	(0.1)	13.8%	(0.4)	13.8%	0.3	(86.5)%

Net revenue-Dronabinol SG Capsule	0.3	86.2%	2.3	86.2%	(2.0)	(86.5)%

Net revenue	$18.8		3.5		$15.3	431.8%

   Net revenue increased $15.3 million to $18.8 million for the three months ended June 30, 2013, compared to $3.5 for the three months ended June 30, 2012. The increase in net revenue was primarily attributable to the significant increase in net sales of Subsys to $18.5 million for the three months ended June 30, 2013 compared to $1.2 million for the three months ended June 30, 2012, as Subsys was initially marketed in March 2012. We expect net revenue from sales of Subsys to continue to increase during 2013 due primarily to anticipated increases in the number of prescriptions fulfilled, combined with changes in prescription strength mix. The increase in sales of Subsys was partially offset by a decrease in sales of Dronabinol SG Capsule of $2.0 million to $0.3 million for the three months ended June 30, 2013, compared to $2.3 million for the three months ended June 30, 2012. The decrease in sales of Dronabinol SG Capsule was due primarily to a dispute with our exclusive distributor of Dronabinol SG Capsule and the resulting impact of reduced product supply and lower selling prices since 2012. As Dronabinol SG Capsule is marketed by Mylan, we expect net revenue from sales of Dronabinol SG Capsule to fluctuate on a quarterly basis during 2013.

Cost of Revenue, Gross Profit and Gross Margin.    Cost of revenue increased $0.3 million to $2.6 million for the three months ended June 30, 2013 compared to $2.3 million for the three months ended June 30, 2012. The increase in cost of revenue was primarily attributable to the increase in sales of Subsys during the three months ended June 30, 2013. Gross profit increased $15.0 million to $16.2 million for the three months ended June 30, 2013 compared to $1.2 million for the three months ended June 30, 2012. Gross margin for the three months ended June 30, 2013 was approximately 86% compared to approximately 34% for the three months ended June 30, 2012. The increase in gross margin was due primarily to a higher mix of sales of Subsys, which yields higher gross margins than sales of Dronabinol SG Capsule. Subsys gross margin was approximately 88% and 62% for the three months ended June 30, 2013 and 2012, respectively. Dronabinol SG Capsule gross margin was approximately negative 34% and 20% for the three months ended June 30, 2013 and 2012, respectively.

Sales and Marketing Expense.    Sales and marketing expense increased $3.4 million to $6.3 million for the three months ended June 30, 2013 compared to $2.9 million for the three months ended June 30, 2012. The increase in sales and marketing expense was due primarily to variable sales compensation expense and incremental product marketing expense associated with the increase in sales of Subsys, as Subsys was initially marketed in March 2012. As Dronabinol SG Capsule is marketed by Mylan, we did not incur any sales and marketing expense related to Dronabinol SG Capsule. As of June 30, 2013, we had 88 full-time sales and marketing personnel.

Research and Development Expense.    Research and development expense increased $0.2 million to $1.9 million for the three months ended June 30, 2013 compared to $1.7 million for the three months ended June 30, 2012. The increase in research and development expense was due primarily to an increase in research and development personnel during the three months ended June 30, 2013. As of June 30, 2013, we had 19 full-time research and development personnel.

General and Administrative Expense.    General and administrative expense increased $0.9 million to $2.8 million for the three months ended June 30, 2013 compared to $1.9 million for the three months ended June 30, 2012. The increase in general and administrative expense was due primarily to costs incurred in connection with increases in administrative infrastructure to support the growth of Subsys sales combined with increased cost of being a public company during 2013. As of June 30, 2013, we had 15 full-time general and administrative personnel.

Other Income (Expense), Net.     Other income was $6,000 for the three months ended June 30, 2013, compared to other expense of $(424,000) for the three months ended June 30, 2012. During the three months ended June 30, 2012, changes in the estimated fair value of the NeoPharm contingent consideration of $70,000 were recorded as other expense. As a result of the reassessment of the probability of payment of the NeoPharm contingent consideration in October 2012, no further changes to the estimated fair value of contingent consideration were recorded during the three months ended June 30, 2013. Also included in other expense for the three months ended June 30, 2012 was $0.3 million of costs and termination fees associated with the termination of a lease.

Interest Income (Expense), Net.     Interest expense decreased to $0.3 million for the three months ended June 30, 2013 from $0.7 million for the three months ended June 30, 2012. The $0.4 million decrease was primarily a result of the conversion of the Kapoor Notes to common stock and the repayment of the $15.0 million line of credit in May 2013. We do not expect to record significant interest expense for the remainder of 2013.

Income Tax Expense.     Income tax expense was $0.4 million for the three months ended June 30, 2013 and represents estimated alternative minimum tax and state tax liability. In each period since our inception, we have recorded a valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain. While the Company has pre-tax book income for the six months ended June 30, 2013, such positive evidence does not outweigh the negative evidence of the Company’s historical losses. Each period the Company will continue to evaluate both the positive and negative evidence and will reduce the valuation allowance in the period the positive evidence outweighs the negative evidence.

Comparison of six months ended June 30, 2013 to six months ended June 30, 2012

The following table presents certain selected consolidated financial data for the six months ended June 30, 2013 and 2012 expressed as a percentage of net revenue:

	Six Months Ended June 30,
	2013	2012

Net revenue	100.0%	100.0%
Cost of revenue	14.6%	65.0%
Gross profit	85.4%	35.0%

Operating expenses:
Sales and marketing	36.0%	95.8%
Research and development	12.1%	81.4%
General and administrative	17.2%	59.7%
Total operating expenses	65.3%	236.9%

Income (loss) from operations	20.1%	-201.9%

Other income (expense), net	0.0%	-9.1%
Interest income (expense), net	-3.2%	-23.6%
Income (loss) before income taxes	17.0%	-234.6%
Income tax expense	1.3%	- -%
Net income (loss)	15.7%	-234.6%

Net Revenue.    The following table summarizes the year-over-year comparison of our consolidated revenue for the periods indicated (dollars in millions):

	Six months ended June 30,
	2013	Percentage of Applicable Gross Revenue	2012	Percentage of Applicable Gross Revenue	Change from Prior Year	Percentage Change from Prior Year
SUBSYS:
Gross revenue	$37.1		$2.5		$34.6	1,399.2%
Provision for wholesaler discounts	(3.0)	8.1%	(0.2)	9.5%	(2.8)	1,171.6%
Provision for patient discount programs	(3.9)	10.5%	(1.0)	40.6%	(2.9)	287.2%
Provision for rebates	(2.0)	5.3%	(0.1)	1.7%	(1.9)	4,509.3%

Net revenue-Subsys	28.2	76.1%	1.2	48.2%	27.0	2,265.6%

DRONABINOL SG CAPSULE:
Gross revenue	2.0		5.0		(3.0)	(61.5)%
Royalties and fees	(0.3)	13.8%	(0.6)	13.8%	0.3	(61.5)%

Net revenue-Dronabinol SG Capsule	1.7	86.2%	4.4	86.2%	(2.7)	(61.5)%

Net revenue	$29.9		5.6		$24.3	436.9%

Net revenue increased $24.3 million to $29.9 million for the six months ended June 30, 2013, compared to $5.6 million for the six months ended June 30, 2012. The increase in net revenue was primarily attributable to the increase in net sales of Subsys to $28.2 million for the six months ended June 30, 2013 compared to $1.2 million for the six months ended June 30, 2012, as Subsys was initially marketed in March 2012. We expect net revenue from sales of Subsys to continue to increase during 2013 due primarily to anticipated increases in the number of prescriptions fulfilled, combined with changes in prescription strength mix. The increase in sales of Subsys was partially offset by a decrease in sales of Dronabinol SG Capsule of $2.7 million to $1.7 million for the six months ended June 30, 2013, compared to $4.4 million for the six months ended June 30, 2012. The decrease in sales of Dronabinol SG Capsule was due primarily to a dispute with our exclusive distributor of Dronabinol SG Capsule and the resulting impact of reduced product supply and lower selling prices since 2012. As Dronabinol SG Capsule is marketed by Mylan, we expect net revenue from sales of Dronabinol SG Capsule to fluctuate on a quarterly basis during 2013.

Cost of Revenue, Gross Profit and Gross Margin.    Cost of revenue increased $0.8 million to $4.4 million for the six months ended June 30, 2013 compared to $3.6 million for the six months ended June 30, 2012. The increase in cost of revenue was primarily attributable to the increase in sales of Subsys during the six months ended June 30, 2013. Gross profit increased $23.6 million to $25.5 million for the six months ended June 30, 2013 compared to $1.9 million for the six months ended June 30, 2012. Gross margin for the six months ended June 30, 2013 was approximately 85% compared to approximately 35% for the six months ended June 30, 2012. The increase in gross margin was due primarily to a higher mix of sales of Subsys, which yields higher gross margins than sales of Dronabinol SG Capsule. Subsys gross margin was approximately 88% and 58% for the six months ended June 30, 2013 and 2012, respectively. Dronabinol SG Capsule gross margin was approximately 36% and 29% for the six months ended June 30, 2013 and 2012, respectively.

Sales and Marketing Expense.    Sales and marketing expense increased $5.5 million to $10.8 million for the six months ended June 30, 2013 compared to $5.3 million for the six months ended June 30, 2012. The increase in sales and marketing expense was due primarily to variable sales compensation expense and incremental product marketing expense associated with the increase in sales of Subsys, as Subsys was initially marketed in March 2012. As Dronabinol SG Capsule is marketed by Mylan, we did not incur any sales and marketing expense related to Dronabinol SG Capsule. As of June 30, 2013, we had 88 full-time sales and marketing personnel.

Research and Development Expense.    Research and development expense decreased $0.9 million to $3.6 million for the six months ended June 30, 2013 compared to $4.5 million for the six months ended June 30, 2012. The decrease in research and development expense was due primarily to the completion of development of Subsys during the six months ended June 30, 2012, combined with a decline in spending during 2013 on the IPR&D programs acquired from NeoPharm. As of June 30, 2013, we had 19 full-time research and development personnel.

General and Administrative Expense.    General and administrative expense increased $1.8 million to $5.1 million for the six months ended June 30, 2013 compared to $3.3 million for the six months ended June 30, 2012. The increase in general and administrative expense was due primarily to costs incurred in connection with increases in administrative infrastructure to support the growth of Subsys sales combined with increased costs of being a public company during 2013. As of June 30, 2013, we had 15 full-time general and administrative personnel.

Other Income (Expense), Net.     Other income was $2,000 for the six months ended June 30, 2013, compared to other expense of $(506,000) for the six months ended June 30, 2012. During the six months ended June 30, 2012, changes in the estimated fair value of the NeoPharm contingent consideration of $140,000 were recorded as other expense. As a result of the reassessment of the probability of payment of the NeoPharm contingent consideration in October 2012, no further changes to the estimated fair value of contingent consideration were recorded during the six months ended June 30, 2013. Also included in other expense for the six months ended June 30, 2012 was $0.3 million of costs and termination fees associated with the termination of a lease.

Interest Income (Expense), Net.     Interest expense decreased to $0.9 million for the six months ended June 30, 2013 from $1.3 million for the six months ended June 30, 2012. The $0.4 million decrease was primarily a result of the conversion of the Kapoor Notes to common stock and the repayment of the $15.0 million line of credit in May 2013. We do not expect to record significant interest expense for the remainder of 2013.

From May 7, 2013 through June 30, 2013, we recorded interest income of approximately $5,000 that was earned from the excess cash held as a result of our IPO.

Income Tax Expense.     Income tax expense was $0.4 million for the six months ended June 30, 2013 and represents estimated alternative minimum tax and state tax liability. In each period since our inception, we have recorded a valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain. While the Company has pre-tax book income for the six months ended June 30, 2013, such positive evidence does not outweigh the negative evidence of the Company’s historical losses. Each period the Company will continue to evaluate both the positive and negative evidence and will reduce the valuation allowance in the period the positive evidence outweighs the negative evidence.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses from our inception through December 31, 2012. As of June 30, 2013, we had an accumulated deficit of $124.7 million. Previously we financed our operations primarily through the issuance of promissory notes to The John N. Kapoor Trust and the Kapoor Children 1992 Trust, which are controlled by or affiliated with our founder, Executive Chairman and principal stockholder.

On May 7, 2013, we completed our IPO, pursuant to which we sold 4,600,000 shares of our common stock at a price of $8.00 per share, which included the underwriters’ exercise of their over-allotment option. As a result of the IPO, we raised a total of $32.5 million in net proceeds after deducting underwriting discounts and commissions of $2.6 million and offering expenses of $1.8 million. Costs directly associated with our IPO were capitalized and recorded as deferred IPO costs prior to the completion of the IPO. These costs have been recorded as a reduction of the proceeds received in arriving at the amount recorded in additional paid-in capital. Upon completion of the IPO, all outstanding shares of our preferred stock were converted into 8,528,860 shares of common stock.

As of May 7, 2013, we had $59.3 million in debt, including accrued interest of $10.7 million, under the promissory notes payable to The John N. Kapoor Trust and the Kapoor Children 1992 Trust, and $0.7 million in cash and cash equivalents. Upon the closing of our IPO on May 7, 2013, all principal indebtedness and accrued interest under these notes and other notes issued by us to trusts controlled by or affiliated with Dr. Kapoor converted into 7,410,341 shares of our common stock at the $8.00 per share offering price.

During 2012, we entered into a $15.0 million revolving credit facility with Bank of America, which includes a $2.0 million letter of credit facility, which we established primarily to fund our working capital requirements. Under the terms of this credit facility, amounts outstanding bear interest at our election at (a) LIBOR plus 1.0% or (1.20% as of June 30, 2013) or (b) British Bankers Association Rate (“BBA”) LIBOR Daily Floating Rate plus 1.0%. This credit facility is secured by The Kapoor Trust Letter of Credit issued by Bank of America, with the John N. Kapoor Trust as applicant. The line of credit is subject to covenants, and as of June 30, 2013 we believe we were in compliance with such covenants at June 30, 2013. On May 10, 2013, the outstanding principal balance of $11.4 million was paid in full using proceeds from the IPO, and $15 million was available for borrowings against the line of credit.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in millions):

	Six Months Ended June 30,
	2013	2012
Net cash provided by (used in) operating activities	$3.0	$(11.9)
Net cash used in investing activities	(2.2)	(0.4)
Net cash provided by financing activities	20.6	13.3
Net increase in cash and cash equivalents	21.4	1.0
Cash and cash equivalents, beginning of period	0.4	—
Cash and cash equivalents, end of period	$21.8	$1.0

Cash Flows From Operating Activities.     Net cash provided by operating activities was $3.0 million for the six months ended June 30, 2013 and net cash used in operating activities was $11.9 million for the six months ended June 30, 2012. The net cash provided during the six months ended June 30, 2013 primarily reflects the net income for the period driven primarily by growth in Subsys net sales, increased in part by depreciation and amortization, stock-based compensation expense and non-cash interest expense and is also impacted by changes in working capital.

Cash Flows From Investing Activities.     Net cash used in investing activities was $2.2 million and $0.4 million for the six months ended June 30, 2013 and 2012, respectively and represents the purchase of equipment and leasehold improvements.

Cash Flows From Financing Activities.     Net cash provided by financing activities was $20.6 million and $13.3 million for the six months ended June 30, 2013 and 2012, respectively. During the six months ended June 30, 2013, we received $32.4 million in net proceeds in connection with an IPO. We used $11.9 million of these proceeds to make a payment against the line of credit with Bank of America. Net cash provided by financing activities for the six months ended June 30, 2012 was primarily attributable to borrowings against the credit facility in the amount of $10.3 million combined with increased borrowings under promissory notes payable to The John N. Kapoor Trust and The Kapoor Children 1992 Trust of $3.0 million.

We invoice wholesalers upon shipment of Subsys. To date, our wholesalers have typically paid us 30 to 60 days from their applicable invoice dates. Accordingly, we have typically received cash payments on sales of Subsys in advance of recognition of revenues from such sales.

Our cash flows for the rest of 2013 and beyond will depend on a variety of factors, including sales of Subsys and Dronabinol SG Capsule and any additional approved products, regulatory approvals, investments in manufacturing and production such as our planned second dronabinol manufacturing facility, capital equipment, and research and development. We expect our net cash inflows from operating activities to increase as we expect to increase sales of Subsys and Dronabinol SG Capsule, partially offset by anticipated expansion in sales and marketing, research and development, manufacturing, and general and administrative expenses as a public company.

Funding Requirements

We believe that the net proceeds from the May 7, 2013 IPO and our pre-existing cash and cash equivalents, together with interest thereon, will be sufficient to fund our operations for at least the next 12 months.

As of June 30, 2013, we had $15.0 million of undrawn funds available under our revolving credit facility with Bank of America.

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

Although we generated cash from operating activities during the six months ended June 30, 2013, until we can consistently generate significant cash from sales of our approved products and other operations, we expect to continue to fund our operations primarily from the net proceeds from offerings of our equity securities and through our revolving credit facility with Bank of America. We cannot be sure that our existing cash and cash equivalents will be adequate, or that additional financing will be available when needed, or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. If we raise additional funds by issuing equity or convertible securities, substantial dilution to existing stockholders will likely result. If we raise additional funds by incurring new debt obligations, the terms of the debt will likely require significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2013, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of June 30, 2013 (in millions):

		Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Operating leases	$0.2	$1.3	$0.3	—	$1.8
Line of credit[1]	—	—	—	—	—
Manufacturing agreement expenses[2]	11.9	—	—	—	11.9
Capital equipment[3]	2.5	—	—	—	2.5
Total	$14.6	$1.3	$0.3	$—	$16.2

(1)	The $15.0 million credit facility with Bank of America, which has a balance of $0 as of June 30, 2013, matures February 2014.

(2)	Estimated minimum purchase obligations based on amounts reasonably likely to be paid in future periods to contract manufacturers for Subsys and Dronabinol SG Capsule.

(3)	Remaining unpaid obligations for dronabinol manufacturing equipment.

In connection with the NeoPharm merger, each of the pre-merger stockholders of NeoPharm was distributed a contingent payment right, or CPR, for each share of NeoPharm common stock then-held by such stockholder. Each CPR entitles the holder to receive a pro rata share of up to an aggregate of $20.0 million, payable in cash, if, within five years of the merger, one of the NeoPharm product candidates that was in development prior to the merger receives FDA approval. We believe the probability of making this payment is low.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio, which was created on May 7, 2013 in connection with the net proceeds from our IPO, and the low risk profile of our investments, an immediate 10.0% change in interest rates should not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

We do not believe that our cash and cash equivalents have significant risk of default or illiquidity. While we believe our cash and cash equivalents and certificates of deposit do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. Inflation has not had a material effect on our results of operations for the six months ended June 30, 2013 or 2012.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), have concluded that, based on such evaluation, as of June 30, 2013 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the three month period ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to legal proceedings from those disclosed under the heading “Legal Proceedings” in our final prospectus filed with the SEC on May 2, 2013 relating to our Registration Statement on Form S-1/A (File No. 333-173154) for our IPO.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Part II, Item 1A, of our Form 10-Q filed August 13, 2013.

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

The underwriting discounts and commissions connected with the offering totaled approximately $2.6 million. We incurred additional costs of approximately $1.8 million in offering expenses, which when added to the underwriting discounts and commissions paid by us, amounts to total fees and costs of approximately $4.4 million. Thus, net offering proceeds to us, after deducting underwriting discounts and commissions and offering costs, were $32.5 million. No offering costs were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

Upon receipt, the net proceeds from our IPO were held in cash, cash equivalents, money market funds and government agency securities. Through August 6, 2013, we have used approximately $11.4 million of the net proceeds from our IPO to repay the outstanding principal balance on our line of credit with Bank of America. We have also used approximately $2.0 million to fund a downpayment on manufacturing equipment for our planned second dronabinol manufacturing facility. We intend to invest the remaining funds in the future in some combination of short—and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government. We plan to use the net proceeds from our IPO to fund capital expenditures and lease expenses for the a second dronabinol manufacturing facility in Austin, Texas and to fund clinical and research and development costs, including fees for a new drug application for dronabinol oral solution and for working capital and other general corporate purposes. Our expected use of net proceeds from our IPO represents our current intentions based upon our present plans and business condition. We cannot predict with certainty all of the particular uses for our current funds, or the amounts that we will actually spend on the uses set forth above. The amounts and timing of our actual use of these funds will vary depending on numerous factors, including our ability to obtain additional financing, the relative success and cost of our research, preclinical and clinical development programs, and the amount and timing of additional revenues. As a result, our management will have broad discretion in the application of these funds, and investors will be relying on our judgment regarding the application of the net proceeds of the offering.

ITEM 6. EXHIBITS

The Exhibit Index immediately following the Signatures to this Form 10-Q are hereby incorporated by reference into this Form 10-Q.

INSYS THERAPEUTICS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSYS THERAPEUTICS, INC.

Dated: August 13, 2013	By:	/s/ Michael L. Babich
Michael L. Babich
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Darryl S. Baker
Darryl S. Baker
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation of Insys Therapeutics, Inc.

3.2(2)	Amended and Restated Bylaws of Insys Therapeutics, Inc.

3.3(3)	Amended and Restated Certificate of Designations, Preferences and Rights of Convertible Preferred Stock of Insys Therapeutics, Inc.

3.4(4)	Certificate of Amendment of Amended and Restated Certificate of Designations, Preferences and Rights of Convertible Preferred Stock of Insys Therapeutics, Inc.

3.5(5)	Certificate of Amendment of Amended and Restated Certificate of Designations, Preferences and Rights of Convertible Preferred Stock of Insys Therapeutics, Inc.

3.6(6)	Agreement and Plan of Merger among the Registrant, Insys Therapeutics, Inc. and ITNI Merger Sub Inc. dated October 29, 2010.

4.1(7)	Form of Common Stock Certificate of Insys Therapeutics, Inc.

10.1(8)	Form of 2013 Equity Incentive Plan and Form of Stock Option Grant Notice and Form of Stock Option Agreement thereunder**

10.2(9)	Form of 2013 Employee Stock Purchase Plan

10.3(10)	Amended and Restated Employment Agreement by and between the Registrant and Michael L. Babich dated April 18, 2013**

10.4(11)	Amended and Restated Employment Agreement by and between the Registrant and Dr. Larry Dillaha dated April 18, 2013**

10.5(12)	Amended and Restated Employment Agreement by and between the Registrant and Darryl S. Baker dated April 18, 2013**

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

**	Management or compensatory plan or arrangement.

(1)	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 8, 2013, and incorporated herein by reference.
(2)	Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 8, 2013, and incorporated herein by reference.
(3)

Previously filed as Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-173154), originally filed with the SEC on March 30, 2011, as amended, and incorporated herein by reference.

(4)

Previously filed as Exhibit 3.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-173154), originally filed with the SEC on March 30, 2011, as amended, and incorporated herein by reference.

(5)

Previously filed as Exhibit 3.7 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-173154), originally filed with the SEC on April 16, 2013, as amended, and incorporated herein by reference.

(6)	Previously filed as Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-173154), originally filed with the SEC on March 30, 2011, and incorporated herein by reference.
(7)

Previously filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-173154), originally filed with the SEC on June 9, 2011, as amended, and incorporated herein by reference.

(8)

Previously filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-173154), originally filed with the SEC on April 16, 2013, as amended, and incorporated herein by reference.

(9)

Previously filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-173154), originally filed with the SEC on April 16, 2013, as amended, and incorporated herein by reference.

(10)

Previously filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-173154), originally filed with the SEC on April 25, 2013, as amended, and incorporated herein by reference.

(11)

Previously filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-173154), originally filed with the SEC on April 25, 2013, as amended, and incorporated herein by reference.

(12)

Previously filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-173154), originally filed with the SEC on April 25, 2013, as amended, and incorporated herein by reference.