Form 10-Q
period 2014-03-31
Insys Therapeutics, Inc.
filed 2014-05-14
CIK 1516479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

Large Accelerated Filer [  ]        Accelerated Filer [  ]        Non-Accelerated Filer [  ]      (Do not check if a smaller reporting company)       Smaller Reporting Company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES      [ ]          NO     [ X ]

As of May 2, 2014, the registrant had 34,229,383 shares of Common Stock ($0.0002145 par value) outstanding.

INSYS THERAPEUTICS, INC.

FORM 10-Q

Part I:  FINANCIAL INFORMATION

Item 1.      UNAUDITED Financial Statements

INSYS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2014 (unaudited)	December 31, 2013

Assets
Current Assets:
Cash and cash equivalents	$40,010	$45,382
Restricted cash	400	400
Short-term investments	6,910	-
Accounts receivable, net	19,053	16,313
Inventories	19,406	14,528
Prepaid expenses and other assets	1,674	1,727
Deferred income tax assets	3,856	3,800
Total current assets	91,309	82,150
Property and equipment, net	12,620	10,127
Long-term investments	9,917	-
Deferred income tax assets	8,334	8,238
Other assets	43	43
Total assets	$122,223	$100,558

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$16,714	$12,173
Accrued compensation	4,487	3,568
Accrued sales allowances	3,724	5,340
Total current liabilities	24,925	21,081
Total liabilities	24,925	21,081

Stockholders' Equity:
Common stock (par value $.0002145 per share, 50,000,000 shares authorized; 34,175,644 and 33,184,892 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	7	5
Additional paid in capital	178,705	168,526
Unrealized loss on available-for-sale securities	(18)	-
Notes receivable from stockholders	(21)	(21)
Accumulated deficit	(81,375)	(89,033)
Total stockholders' equity	97,298	79,477

Total liabilities and stockholders' equity	$122,223	$100,558

See accompanying notes to unaudited condensed consolidated financial statements.

INSYS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2014	2013

Net revenue	$41,636	$11,059
Cost of revenue	4,773	1,764
Gross profit	36,863	9,295
Operating expenses:
Sales and marketing	11,618	4,423
Research and development	4,008	1,690
General and administrative	8,568	2,362
Total operating expenses	24,194	8,475
Operating income	12,669	820

Other income (expense):
Interest expense	-	(673)
Interest income	6	-
Other income (expense), net	13	(4)
Total other income (expense)	19	(677)

Income before income taxes	12,688	143
Income tax expense	5,030	-

Net income	$7,658	$143
Unrealized loss on available-for-sale securities	(18)	-
Total comprehensive income	$7,640	$143

Net income per common share:
Basic	$0.23	$0.01
Diluted	$0.21	$0.01
Weighted average common shares outstanding
Basic	33,566,416	14,077,329
Diluted	36,902,578	15,700,127

See accompanying notes to unaudited condensed consolidated financial statements.

INSYS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands, except share and per share data)

(unaudited)

	Common Stock		Additional Paid in	Unrealized Loss on Available-For-Sale	Notes Receivable From	Accumulated
	Shares	Amount	Capital	Securities	Shareholders	Deficit	Total
Balance at December 31, 2013	33,184,892	$7	$168,524	$-	$(21)	$(89,033)	$79,477
Exercise of stock options	990,752	-	2,543		-	-	2,543
Excess tax benefits on stock options and awards	-	-	5,182	-	-	-	5,182
Stock based compensation - stock options and awards	-	-	2,456	-	-	-	2,456
Unrealized loss on available-for-sale securities	-	-	-	(18)	-	-	(18)
Net income	-	-	-	-	-	7,658	7,658
Balance at March 31, 2014	34,175,644	$7	$178,705	$(18)	$(21)	$(81,375)	97,298

See accompanying notes to unaudited condensed consolidated financial statements.

INSYS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$7,658	$143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	523	429
Stock-based compensation	2,456	1,059
Deferred income tax benefit	(152)	-
Excess tax benefits on stock options and awards	(5,182)	-
Interest expense accrued on notes payable	-	638
Changes in operating assets and liabilities:
Accounts receivable	(2,740)	(2,727)
Inventories	(4,878)	(1,083)
Prepaid expenses and other current assets	53	321
Accounts payable, accrued expenses, and other current liabilities	9,026	2,150
Net cash provided by operating activities	6,764	930

Cash flows from investing activities:
Purchase of investments	(16,846)	-
Purchases of property and equipment	(3,015)	(105)
Net cash used in investing activities	(19,861)	(105)

Cash flows from financing activities:
Net repayments on line of credit	-	(500)
Excess tax benefits on stock options and awards	5,182	-
Proceeds from exercise of stock options	2,543	-
Net cash provided by (used in) financing activities	7,725	(500)

Change in cash and cash equivalents	(5,372)	325

Cash and cash equivalents, beginning of period	45,382	361

Cash and cash equivalents, end of period	$40,010	$686

Supplemental cash flow disclosures:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

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

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles, pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2013 included in our Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make a number of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition (which is affected by prescriptions dispensed, wholesaler discounts, patient discount programs, rebates and chargebacks), inventories, stock-based compensation expense, and deferred tax valuation allowances. We base our estimates on historical experience and on various other assumptions that are believed by management to be reasonable under the circumstances. Actual results may differ from these estimates.

All significant intercompany balances and transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements.

On February 26, 2014, our board of directors approved a three-for-two stock split of our common stock to be effected through a stock dividend. The record date for the stock split was the close of business on March 17, 2014, with share distribution occurring on March 28, 2014. As a result of the dividend, shareholders received one additional share of Insys Therapeutics, Inc. common stock, par value $0.0002145, for each two shares they held as of the record date. All share and per share amounts have been retroactively restated for the effects of this stock split.

Recent Accounting Pronouncements

In July 2013, the FASB issued guidance that requires a reporting entity to present an unrecognized tax benefit as a liability in the financial statements separate from deferred tax assets if a net operating loss carry forward, a similar tax loss, or a tax credit carryforward is not available as of the reporting date to settle taxes that would result from the disallowance of the tax position or if a reporting entity does not intend to use the deferred tax asset for such purpose. This standard was effective for us beginning December 31, 2013. The adoption of this standard did not have a material impact on our financial condition or results of operations

2.        Revenue Recognition

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

Because of the shelf life of our products and our return policy of issuing credits on returned product that is within six months before and up to 12 months after its product expiration date, there may be a significant period of time between when the product is shipped and when we issue credits on returned product. Accordingly, we may have to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustments. The allowance for product returns is included in accrued sales allowances.

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

Patient Discount Programs.    We offer discount card programs to patients for Subsys in which patients receive discounts on their prescriptions that are reimbursed to the retailer. We estimate the total amount that will be redeemed based on a percentage of actual redemption applied to inventory in the distribution and retail channel and recognize the discount as a reduction of revenue in the same period the related revenue is recognized. The allowance for patient discount programs is included in accrued sales allowances.

Rebates.    We participate in certain rebate programs, which provide discounted prescriptions to qualified insured patients. Under these rebate programs, we pay a rebate to the third-party administrator of the program, generally two to three months after the quarter in which prescriptions subject to the rebate are filled. We estimate and accrue these rebates based on current contract prices, historical and estimated future percentages of products sold to qualified patients and estimated levels of inventory in the distribution channel. Rebates are recognized as a reduction of revenue in the period the related revenue is recognized. The allowance for rebates is included in accrued sales allowances.

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

Dronabinol SG Capsule

Dronabinol SG Capsule was commercially launched in December 2011, and we sell Dronabinol SG Capsule exclusively to Mylan Pharmaceuticals, Inc. (“Mylan”) in the United States under a supply and distribution agreement. Pursuant to the terms of the Mylan agreement, we manufacture Dronabinol SG Capsule under the Mylan label. Mylan distributes Dronabinol SG Capsule and on a monthly basis pays us an amount equal to the value of Dronabinol SG Capsule it sold to wholesale pharmaceutical distributors, less contractually defined deductions for chargebacks, rebates, sales discounts, distribution and storage fees, and royalties. Under the terms of the supply and distribution agreement with Mylan, we are obligated to pay Mylan a royalty of between 10% and 20% on Mylan’s net product sales, and a single digit percentage fee on such sales for distribution and storage services. We bear no risk of product return upon acceptance by Mylan. As Mylan has control over the amount it charges to wholesale pharmaceutical distributors for Dronabinol SG Capsule and the discounts offered to the distributors, the sales price is not fixed and determinable at the date we ship such products to Mylan. Accordingly, we recognize revenue upon Mylan’s sale of products to wholesale distributors, which is the point at which the sales price is fixed and determinable. The allowance for chargebacks is included in accrued expense. See Note 7 for a discussion on our ongoing dispute with Mylan.

3.       Short-Term and Long-Term Investments

Our policy for short-term and long-term investments is to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. Short-term and long-term investments consist of corporate and various government agency and municipal debt securities, as well as certificates of deposit that have maturity dates that are greater than 90 days. Certificates of deposit are carried at cost which approximates fair value. We classify our marketable securities as available-for-sale in accordance with FASB Accounting Standards Codification Topic 320, Investments — Debt and Equity Securities. Available-for-sale securities are carried at fair value with unrealized gains and losses reported in stockholders’ equity. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in impairment of the fair value of the investment. We did not have any realized gains or losses or decline in values judged to be other than temporary during the three months ended March 31, 2014. If we had realized gains and losses and declines in value judged to be other than temporary, we would have been required to include those changes in other expense in the condensed consolidated statements of income and comprehensive income. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security. The cost of securities sold is calculated using the specific identification method. At March 31, 2014, our certificates of deposit as well as our marketable securities have been recorded at an estimated fair value of $6,910,000 and 9,917,000 in short-term and long-term investments, respectively.

      Investments consisted of the following at March 31, 2014 (in thousands):

	March 31, 2014
	Cost	Unrealized Gains	Unrealized Losses	Other- Than- Temporary Impairment Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$26,986	$-	$-	$-	$26,986	$26,986	$-	$-
Money market funds	12,824	-	-	-	12,824	12,824	-	-
Certificates of deposit	1,618	-	-	-	1,618	200	712	706
Marketable securities:
Corporate securities	7,364		(11)	-	7,353	-	4,365	2,988
Federal agency securities	7,023		(7)	-	7,016	-	1,000	6,016
Municipal securities	1,040	-	-	-	1,040	-	833	207
Total marketable securities	15,427	-	(18)	-	15,409	-	6,198	9,211

	$56,855	$-	$(18)	$-	$56,837	$40,010	$6,910	$9,917

We did not have marketable securities at December 31, 2013.

`The amortized cost and estimated fair value of the marketable securities at March 31, 2014, by maturity, are shown below (in thousands):

	March 31, 2014
	Cost	Fair Value
Marketable securities:
Due in one year or less	$6,910	$6,910
Due after one year through 5 years	9,935	9,917
Due after 5 years through 10 years	-	-
Due after 10 years	-	-

	$16,845	$16,827

The following table shows the gross unrealized losses and the fair value of our investments, with unrealized losses that are not deemed to be other-than-temporarily impaired aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2014 (in thousands):

	March 31, 2014
	Less Than 12 Months		Greater Than 12 Months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Marketable securities:
Corporate securities	$7,353	$(11)	$-	$-
Federal agency securities	7,015	(7)	-	-
Municipal securities	-	-	-	-

	$14,368	$(18)	$-	$-

As of March 31, 2014, we have concluded that the unrealized losses on our marketable securities are temporary in nature. Marketable securities are reviewed quarterly for possible other-than-temporary impairment. This review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the expectation for that security’s performance and the creditworthiness of the issuer. Additionally, we do not intend to sell and it is not probable that we will be required to sell any of the securities before the recovery of their amortized cost basis.

4.       Fair Value Measurements

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

At March 31, 2014, we held short-term and long-term investments, as discussed in Note 3, that are required to be measured at fair value on a recurring basis.  All available-for-sale investments held by us at March 31, 2014 have been valued based on Level 2 inputs. Available-for-sale securities classified within Level 2 of the fair value hierarchy are valued utilizing reports from third-party asset managers that hold our investments, showing closing prices on the last business day of the period presented. These asset managers utilize an independent pricing source to obtain quotes for most fixed income securities, and utilize internal procedures to validate the prices obtained. In addition, we use an independent third-party to perform price testing, comparing a sample of quoted prices listed in the asset managers’ reports to quotes listed through a public quotation service.

Our investments measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820, Fair Value Measurements and Disclosures, at March 31, 2014 were as follows (in thousands):

	Fair Value Measurement at Reporting Date
	March 31, 2014	Quoted Prices in active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
Corporate securities	$7,353	$-	$7,353	$-
Federal agency securities	7,016	-	7,016	-
Municipal securities	1,040	-	1,040	-

Total assets measured at fair value	$15,409	$-	$15,409	$-

We did not have marketable securities at December 31, 2013.

5.        Inventories

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

The components of inventories, net of allowances, are as follows (in thousands):

	March 31, 2014	December 31, 2013
Finished goods	$11,887	$8,084
Work-in-process	4,484	3,886
Raw materials and supplies	3,035	2,558
Total inventories	$19,406	$14,528

As of March 31, 2014 and December 31, 2013, raw materials inventories consisted of raw materials used in the manufacture of the active pharmaceutical ingredient (“API”) in our U.S.-based, state-of-the-art dronabinol manufacturing facility and component parts used in the manufacture of Subsys. Work-in-process consisted of actual production costs, including facility overhead and tolling costs of in-process Dronabinol SG Capsule and Subsys products. Finished goods inventories consisted of finished Dronabinol SG Capsule and Subsys products.

6.       Line of Credit

In October 2013, we entered into a $15,000,000 revolving credit facility (the “Facility”) with JPMorgan Chase Bank, N.A., which includes a $500,000 letter of credit facility. Under the terms of the Facility, amounts outstanding bear interest at LIBOR plus 1.5% and the Facility is subject to a 0.35% non-usage fee. Advances are subject to a borrowing base such that the maximum advances that may be outstanding under the Facility is 80% of the book value of eligible accounts receivable. The Facility matures on September 30, 2014. As of March 31, 2014 and December 31, 2013, no amounts were outstanding and $15,000,000 and $12,200,000, respectively, was available to borrow, taking into account the applicable borrowing base limitations. The Facility is secured by all of our assets.

The Facility contains covenants that limit our ability to, among other things, incur additional indebtedness, create or permit to exist liens, pay dividends or make other distributions relating to our common stock (including the repurchase of outstanding common stock). In addition, we are required to meet certain financial covenants, including (i) minimum cash liquidity (as defined in the Facility) equal to or greater than funded indebtedness and (ii) net income of at least $1.00 for any period of four consecutive fiscal quarters commencing with the quarter ended December 31, 2013.

7.        Contingencies

Legal Matters

General Litigation and Disputes

From time to time, in the normal course of our operations, we are a party to litigation and other dispute matters and claims. Currently such litigation includes proceedings to which Insys Therapeutics, Inc. and our wholly owned subsidiary, Insys Pharma, Inc., is a party. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict and our view of these matters may change in the future as the litigation and events related thereto unfold. An unfavorable outcome to any legal matter, if material, could have a materially adverse effect on our operations or our financial position, liquidity or results of operations. Following is a brief description of such litigation and dispute proceedings.

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

The court has set the case for trial commencing on December 1, 2014.

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

On May 31, 2013, Mylan filed a demand with the American Arbitration Association, Case No. 55 122 00119 13.  Mylan’s demand alleged that we were in breach of the Distribution Agreement.  On July 10, 2013, we filed a response to Mylan’s demand, denying we were in breach of the Distribution Agreement, and asserting counterclaims based on Mylan’s material breach of the Distribution Agreement and the duty of good faith and fair dealing.  On January 13, 2014, the three-member arbitration panel held a preliminary hearing, where it ordered Mylan to submit an amended and detailed demand by February 3, 2014, to which we responded and submitted amended counterclaims on February 4, 2014.  The panel has set an arbitration hearing for August 5-8, 2014.  We anticipate that the arbitration will resolve: (1) whether Mylan materially breached the Distribution Agreement by failing to accept delivery of a conforming shipment of product in October 2012; (2) whether Mylan has materially breached the parties Distribution Agreement by failing to use commercially reasonable efforts to market and sell the product; and (3) whether the Distribution Agreement has been terminated because of the parties dispute over floor pricing.  We anticipate seeking damages and attorneys’ fees as part of the arbitration.

On January 21, 2014, Mylan filed a new lawsuit against us with the District Court, as Case No. 2:14-cv-00119-GMS, asserting a claim for declaratory judgment and seeking a temporary restraining order and preliminary injunction relating to our notice of termination of the Distribution Agreement with respect to the parties’ failure to agree on floor pricing.  On January 24, 2014, Insys responded in opposition to the application for temporary restraining order and preliminary injunction, or Application.  A hearing was initially set for April 3, 2014.  After stipulation of the parties to postpone the hearing, the Court denied all pending motions as moot on April 2, 2014.  The case will be dismissed with prejudice on June 2, 2014 if Mylan takes no further action.  We do not believe that there is any basis in law or fact for Mylan’s complaint and/or the Application.  We intend to seek attorneys’ fees incurred in responding to Mylan’s lawsuit.

Because of the remaining uncertainty as to the claims (if any) made by Mylan against us, as well as the uncertainty relating to the total damages incurred by us because of Mylan’s breaches, we are not able to predict the outcome of this dispute or make a reasonable estimate of possible losses.

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

8.       Stock-based Compensation

Amounts recognized in the condensed consolidated statements of income and comprehensive income with respect to our stock-based compensation plans were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Research and development	$327	$285
General and administrative	2,129	774
Total cost of stock-based compensation	$2,456	$1,059

 As of March 31, 2014, we expected to recognize $23,474,000 of stock-based compensation for outstanding options over a weighted-average period of 3.1 years.

The following table summarizes stock option activity as of December 31, 2013 (which reflects the aforementioned stock split) and for the three months ended March 31, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Vested and exercisable as of December 31, 2013	1,810,653	$2.80

Outstanding as of December 31, 2013	4,496,667	$5.79
Granted	304,950	$35.33
Cancelled	(53,748)	$23.77
Exercised	(990,752)	$2.57

Outstanding as of March 31, 2014	3,757,117	$8.78	8.58	$122.6

Vested and exercisable as of March 31, 2014	1,070,419	$4.12	7.36	$39.9

Cash received from option exercises under all share-based payment arrangements for the three months ended March 31, 2014 and 2013 was $2,543,000 and $0, respectively. For the three months ended March 31, 2014, we recorded net reductions of $5,182,000 of our federal and state income tax liability, with an offsetting credit to additional paid-in capital, resulting from the excess tax benefits of stock options.

9.     Net Income per Share

Basic net income per common share is computed by dividing the net income allocable to the common stockholders by the weighted average number of common shares outstanding during the period. The diluted income per share further includes any common shares available to be issued upon exercise of outstanding stock options if such inclusion would be dilutive.

The net income per share for the three months ended March 31, 2013, including share and per share amounts, includes the effects of the conversion of convertible preferred stock into 12,793,290 shares of common stock (8,528,860 on a pre-split basis) as if the conversion had occurred at the beginning of the respective period.

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013

Historical net income per share - Basic
Numerator:
Net income	$7,658	$143
Denominator:
Weighted average number of common shares outstanding	33,566,416	14,077,329
Basic net income per common share	$0.23	$0.01

Historical net income per share - Diluted
Numerator:
Net income	$7,658	$143
Denominator:
Weighted average number of common shares outstanding	33,566,416	14,077,329
Effect of dilutive stock options	3,336,162	1,622,798
Weighted average number of common shares outstanding	36,902,578	15,700,127
Diluted net income per common share	$0.21	$0.01

Anti-dilutive share equivalents included 292,275 and 21,180 outstanding stock options as of March 31, 2014 and 2013, respectively.

10.     Product Lines, Concentration of Credit Risk and Significant Customers

We are engaged in the business of developing and selling pharmaceutical products. We have two product lines, consisting of Subsys and Dronabinol SG Capsule. Our chief operating decision-maker evaluates revenues based on product lines.

The following tables summarize our net revenue by product line, as well as the percentages of revenue by route to market (in thousands):

	Net Revenue by Product Line Three Months Ended March 31,
	2014	2013
Subsys	$40,654	$9,695
Dronabinol SG Capsule	982	1,364
Total net revenue	$41,636	$11,059

	Percent of Revenue by Route to Market Three Months Ended March 31,
	2014	2013
Pharmaceutical wholesalers	98%	88%
Generic pharmaceutical distributors	2%	12%
	100%	100%

All our products are sold in the United States of America.

Product shipments to four pharmaceutical wholesalers accounted for 39%, 18%, 16% and 14% of shipments for the three months ended March 31, 2014. Product shipments to three pharmaceutical wholesalers accounted for 27%, 25% and 22% of net revenue for the three months ended March 31, 2013. Four pharmaceutical wholesalers’ accounts receivable balances accounted for 39%, 16%, 14% and 12% of accounts receivable as of March 31, 2014. Three pharmaceutical wholesalers’ accounts receivable balances accounted for 25%, 23% and 21% of accounts receivable as of March 31, 2013.

11. Subsequent Events

On May 6, 2014, our shareholders approved an amendment to our certificate of incorporation to increase the authorized shares of common stock from 50,000,000 to 100,000,000 and to increase the par value for our common stock to $0.01 per share. Our condensed consolidated unaudited financial statements and notes contained herein do not reflect the impacts of these amendments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2013 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed on March 5, 2014.

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the”Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management; the amount of estimated costs and the benefits of our planned second dronabinol manufacturing facility; estimated costs to complete development and obtain approvals for our Dronabinol Oral Solution product candidate and the timing related to actions in connection therewith; our intent to file and IND application for the treatment of epilepsy with Canabidiol; that net revenue from sales of Dronabinol SG Capsule will fluctuate on a quarterly basis; the sufficiency of our manufacturing capacity; the beneficial attributes of our dronabinol product candidates; our expectation that gross margins will fluctuate; that sales and marketing and research and development costs will be our largest categories of expenses; that sales and marketing expenses will fluctuate based on changes in Subsys net revenue; that our Subsys revenue will increase during the remainder of 2014; our development of different dronabinol delivery systems; the source and sufficiency of our liquidity our capital resources to fund our opèrations; possible capital raising transactions we may pursue; that we may avail ourselves of certain SEC reporting and Nasdaq governance requirements because of our status as an emerging growth company and controlled company, respectively; that we will hire additional sales and marketing, research and development and administrative personnel and that costs relating thereto will increase; accounting estimates and the impact of new or recently issued accounting pronouncements; that cash flows from operations will increase as a result of increased sales of Subsys and Dronabinol SG Capsule; the sufficiency and sources of our capital resources; the impact of pending litigation and our strategy relating thereto; that we will not recognize revenue in the near term from current research and development initiatives; the impact of changing interest rates; the potential impact of Section 382 limitations on our NOLs; and the magnitude and impact of ownership changes, including pre-merger changes relating to NeoPharm, under Section 382 of the Internal Revenue Code. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations as described from time to time in our SEC reports, including those risks outlined under “Risk Factors” in Item 1A of our Form 10-K for the year ended December 31, 2013. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Form 10-Q. You should carefully consider these risk and uncertainties described and other information contained in the reports we file with or furnished to the SEC before making any investment decision with respect to our securities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements including, but are not limited to, the following:

●	our dependence on sales of Subsys and Dronabinol SG Capsule;
●	market acceptance, including by third-party payors, of our products;
●	the success of our marketing strategies;
●	our early stage of commercialization and history of net losses;

●	our ability to manage growth in our business;
●	our ability to obtain regulatory approval for Dronabinol Oral Solution;
●	manufacturing failures;
●	challenges relating to our construction and operation of a second dronabinol manufacturing facility;
●	our limited manufacturing capabilities and our reliance on third parties in our product supply chain;
●	delays in manufacturing or interruption of our sublingual spray delivery system;
●	competition;
●	our ability to achieve and maintain adequate levels of third-party payor and reimbursement coverage for sales of our products;
●	our reliance on wholesale pharmaceutical distributors for sales of our products through to the retail distribution channel;
●	our reliance on third parties for the performance of services relating to Subsys, including invoicing, storage and transportation;
●	our ability to develop a pipeline of product candidates;
●	our failure to obtain or maintain Schedule III classification for our dronabinol products;
●	failure of our clinical trials to demonstrate acceptable levels of safety and efficacy;
●	expenses, delays, changes and terminations that could adversely affect the design and implementation of our clinical trials;
●	reliance on third parties to conduct and oversee our clinical trials;
●	acceptance by the FDA our data from our clinical trials conducted outside the United States;
●	risks and uncertainties associated with starting materials sourced from India;
●	our ability to meet Section 505(b)(2) regulatory approval pathways or requirements for our product candidates;
●	annual DEA quotas on the amount of dronabinol allowed to be produced in the United States;
●	our failure to successfully acquire, develop or market additional product candidates;
●	our ability to retain key management and other personnel;
●	misconduct and improper activities by our employees, prescribing physicians and other persons involved in the marketing and distribution of our products;
●	our ability to utilize our net operating loss and research and development tax credit carryforwards;
●	the adverse impacts of strategic transactions;
●	our exposure to product liability claims;
●	our ability to comply with environmental laws relating to our use of hazardous materials;
●	accounting estimates;
●	security system failures;
●	natural disasters;
●	our significant operating losses and need for potential additional funding;
●	restrictions on our business imposed by our credit facility;
●	market fluctuation and economic conditions;
●	our failure to comply with federal and state healthcare laws, including fraud and abuse and health information privacy and security laws;
●	the regulatory impact on our existing Subsys and Dronabinol SG Capsule products as well as our future product candidates;
●	undesirable side effects of our products and the potential for post-approval regulatory action relating to such side effects;
●	the impact of changes in policies and funding resulting from healthcare reform measures, including the impact on the funding, staffing and leadership of the FDA and other agencies;
●	our ability to obtain and enforce patent rights or other intellectual property rights that cover our products and product candidates;
●

the potential for rescission of invention assignments existing in favor of the Company from its employees, including the potential for rescission of invention rights resulting from a current lawsuit between Insys Pharma and Santosh Kottayil;

●	costs of litigation and our ability to protect our intellectual property rights;
●	our exposure to litigation relating to infringement suits against the Company;
●	our exposure to claims that our employees or independent contractors have wrongfully used or disclosed to the Company trade secrets of their other clients or former employers;

●	our compliance with the procedural, document submission, fee payment and other requirements needed to apply for patents;
●	control over the Company by its founder, Executive Chairman and principal stockholder;
●	fluctuation in the price of our common stock;
●	lack of, or inaccurate, published research about the Company;\
●	he impact of future sales of our common stock or securities convertible into our common stock;
●	the effect of anti-takeover provisions in our charter documents and under Delaware law;
●	the impact of our abbreviated disclosures as allowed by the JOBS Act because of our status as an “emerging growth company”;
●	our intention to not pay dividends in the foreseeable future;
●	our failure to remediate significant deficiencies or material weaknesses in our internal control over financial reporting and related compliance with SEC and stock exchange listing standards; and
●	the costs and management distraction resulting from being a public company.

Additionally, there may be other risks that are otherwise described from time to time in the reports that we filed with the Securities and Exchange Commission. Any forward-looking statements in this report should be considered in light of various important factors, including the risks and uncertainties listed above, as well as others.

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

We produce the Active Pharmaceutical Ingredient (“API”) for Dronabinol SG Capsule at our U.S.-based, state-of-the-art dronabinol manufacturing facility. While we believe that this facility has the capacity to supply sufficient commercial quantities of dronabinol API for our Dronabinol SG Capsule, initial launch quantities of Dronabinol Oral Solution, if approved, and support the continued development of our other dronabinol product candidates in the near-term, we have commenced construction of a second dronabinol manufacturing facility, which we anticipate will enable us to supply sufficient commercial quantities of dronabinol API for our continued commercialization of Dronabinol SG Capsule and for the commercialization of our proprietary dronabinol product candidates, if approved. In May 2011, we entered into a supply and distribution agreement with Mylan, pursuant to which we engaged Mylan to exclusively distribute Dronabinol SG Capsule within the United States. See Note 7 of the Notes to our Unaudited Condensed Consolidated Financial Statements for a discussion on our ongoing dispute with Mylan.

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

We have the capability to manufacture pharmaceutical Cannabidiol (“CBD”), a synthetically produced and over 99% pure form of cannabidiol, in our Austin, Texas manufacturing facility. We believe we are the only U.S.-based company with the capacity to produce pharmaceutical CBD in large quantities. We intend to file an IND application with the FDA during 2014 for the treatment of epilepsy.

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

Approved Product Sales.    Our operating results will depend significantly upon our, and any of our third-party distributors’, sales of approved products. During the three months ended March 31, 2014 and 2013, all of our net revenues were generated from the sale of our two approved products, Subsys and Dronabinol SG Capsule, with sales of Subsys accounting for over 97.5% of our first quarter 2014 revenues. Our results will depend on prescription volume generally, which we believe will be driven primarily by achievement of broad market acceptance and coverage by third-party payors and effectiveness of the marketing and selling efforts with respect to our products. In addition, our results will also depend on our mix of sales between Subsys and Dronabinol SG Capsule as well as the amounts of dosage strengths sold. Subsys gross margins are substantially higher than those of Dronabinol SG Capsule. For example, though we expect gross margins to fluctuate from period to period, Subsys gross margin was approximately 90% and Dronabinol SG Capsule gross margin was approximately 14% for the three months ended March 31, 2014. Moreover, our gross margins improve on a unit-by-unit basis as we sell higher dosage strengths of our products. Importantly, the proportion of prescriptions written for repeat Subsys patients has continued to increase since July 2012 from 50% of prescriptions to approximately 80% of prescriptions as of March 2014. Generally, repeat Subsys patients receive significantly higher doses of Subsys on average than first-time patients as patients are titrated from a starter dose of Subsys to their effective dose in accordance with the TIRF REMS protocol. As Subsys was first launched in March, 2012, prior to the fourth quarter of 2013, we deferred recognition of revenue on product shipments of Subsys to our customers until the right of return no longer exists, which occurs at the earlier of the time Subsys units are sold to healthcare facilities or dispensed through patient prescriptions, or expiration of the right of return. We estimated patient prescriptions dispensed using an analysis of third-party information, including TIRF REMS mandated data and third-party market research data. In the fourth quarter of 2013, we changed the timing of our revenue recognition for Subsys and began recognizing revenue upon shipment to our customers.

Investments in Our Infrastructure and Growth.    Our ability to increase our sales and to further penetrate our target market segments is dependent in part on our ability to invest in our infrastructure and in our sales and marketing efforts. In order to drive further growth, we may hire additional sales and marketing personnel and invest in marketing our products to our target physician prescriber base. For example, as of March 31, 2014, we had 168 full-time sales and marketing personnel. This will lead to corresponding increases in our operating expenses, although we anticipate that these investments will result in increased product sales and net revenue. In addition, we have commenced construction on a second dronabinol manufacturing facility, which we anticipate will supply us with sufficient commercial quantities of dronabinol API for our continued commercialization of Dronabinol SG Capsule and for the commercialization of our proprietary dronabinol product candidates, if approved. We expect the capital expenditures associated with the completion of our planned second dronabinol manufacturing facility will be approximately $11.0 million to $13.0 million, of which approximately $5 million had been spent by March 31, 2014. This second facility will also increase our operating expenses. We have incurred and will continue to incur substantial operating costs in connection with our transition to operating as a public company, including increasing headcount and salaries and related expenses, legal and consultant fees, accounting fees, director fees, increased directors’ and officers’ insurance premiums, fees for investor relations services, and enhanced business and accounting systems.

Product Development and Related Regulatory Processes.    Our operating results will also depend significantly on our research and development activities and related regulatory developments. Our research and development expenses were $4.0 million and $1.7 million for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, we had 31 full-time research and development personnel. We expect research and development expenses to increase as we increase related headcount and continue our planned preclinical studies and clinical trials for our product candidates, particularly our proprietary cannabinoid product candidates, including Dronabinol Oral Solution, and sublingual spray product candidates. For example, we estimate that our research and development expenses to complete the development of, and obtain FDA approval for, Dronabinol Oral Solution will be approximately $4.0 million. We do not expect to realize net revenues from all of these research and development initiatives in the near term and may never realize net revenues from these investments. Due to the risks inherent in conducting preclinical studies and clinical trials, the regulatory approval process and the costs of preparing, filing and prosecuting patent applications, our development completion dates and costs will vary significantly for each product candidate and are very difficult to estimate. The lengthy process of seeking regulatory approvals and the subsequent compliance with applicable regulations require the expenditure of substantial additional resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals or acceptable U.S. Drug Enforcement Administration, or DEA, classifications for our product candidates, in particular those related to Dronabinol Oral Solution, could cause our research and development expenditures to increase significantly and, in turn, have a material adverse effect on our results of operations.

Basis of Presentation

Net Revenue

During the year ended December 31, 2012, we began recognizing net revenue from sales of Subsys made by us, and from Dronabinol SG Capsule under our supply and distribution agreement with Mylan. We sell Subsys in packages of various sized single-dose units in dosage strengths of 100, 200, 400, 600, 800, 1,200 and 1,600 mcg, to wholesale pharmaceutical distributors and retail pharmacies, collectively, our customers, on a wholesale basis. Sales to our customers are subject to specified rights of return. From product launch in March 2012 to September 30, 2013, because we did not have sufficient historical information to estimate returns, we deferred recognition of revenue on product shipments of Subsys to our customers until the right of return no longer exists, which occurs at the earlier of the time Subsys units are sold to healthcare facilities or dispensed through patient prescriptions, or expiration of the right of return. We estimated patient prescriptions dispensed using an analysis of third-party information, including TIRF REMS mandated data and third-party market research data. In the fourth quarter of 2013, in response to our ability to estimate returns, we changed the timing of our revenue recognition for Subsys and began recognizing revenue upon shipment to our customers.

We sell Dronabinol SG Capsule exclusively to Mylan in dosage strengths of 2.5, 5.0 and 10.0 milligrams under the Mylan label. Mylan distributes Dronabinol SG Capsule and on a monthly basis pays us an amount equal to the value of Dronabinol SG Capsule it sold to wholesale pharmaceutical distributors and retail pharmacies, less contractually defined deductions for chargebacks, rebates, sales discounts, distribution and storage fees, and royalties. We are obligated to pay Mylan a royalty between 10% and 20% on Mylan’s net product sales, and a single digit percentage fee on such sales for distribution and storage services. We bear no risk of product return upon acceptance by Mylan. As Mylan has control over the amount it charges to wholesale pharmaceutical distributors for Dronabinol SG Capsule and the discounts offered to the distributors, the sales price is not fixed and determinable at the date we ship such product to Mylan. Accordingly, we recognize revenue on the sale of Dronabinol SG Capsule upon Mylan’s sale of product to wholesale distributors, which is the point at which the sales price is fixed and determinable. See Note 7 of the Notes to our Unaudited Condensed Consolidated Financial Statements for a discussion on our ongoing dispute with Mylan.

Cost of Revenue, Gross Profit and Gross Margin

Cost of revenue for Subsys consists primarily of materials, third-party manufacturing costs, freight in, indirect personnel costs, and other overhead costs based on units dispensed through patient prescriptions. Cost of revenue for Dronabinol SG Capsule primarily consists of materials, manufacturing costs and third-party assembly and packaging costs based on units sold by Mylan to wholesale distributors. We manufacture the API for Dronabinol SG Capsule at our U.S.-based, dronabinol manufacturing facility. Also included in cost of revenue are charges for reserves for excess, dated or obsolete commercial inventories and production manufacturing variances.

Gross profit is net revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of net revenue.

Sales and Marketing Expenses

Our sales and marketing expenses consist primarily of salaries, commissions, benefits, consulting fees, costs of obtaining prescription and market data, and market research studies related to Subsys. As of March 31, 2014, we had 168 full-time sales and marketing personnel. We expect the number of our sales and marketing personnel to increase as we seek to continue to increase our existing product sales and as any subsequently approved products are commercialized. We expect our sales and marketing expenses, along with our research and development expenses, to be our largest categories of operating expenses for the foreseeable future. In addition, because we use an incentive-based compensation model for our sales professionals, we expect our sales and marketing expenses to fluctuate from period to period based on changes in Subsys net revenue. Specifically, we expect our sales and marketing expenses to increase in 2014 to the extent that expected increases in Subsys net revenue are realized.

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

To date, our research and development efforts have been focused primarily on our fentanyl and dronabinol programs. As of March 31, 2014, we had 31 full-time research and development personnel. We expect research and development expenses to increase as we increase related headcount and continue our planned preclinical studies and clinical trials for our product candidates, particularly our proprietary dronabinol product candidates, including Dronabinol Oral Solution. We determine which research and development projects to pursue, as well as the level of funding available for each project, based on the scientific and preclinical and clinical results of each product candidate and related regulatory action. We expect our research and development expenses, along with our sales and marketing expenses, to be our largest categories of operating expenses for the foreseeable future.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, accounting, business development and internal support functions. In addition, general and administrative expenses include facility costs not otherwise included in research and development expenses, and professional fees for legal, consulting and accounting services. As of March 31, 2014, we had 20 full-time general and administrative personnel. We expect general and administrative expense to increase as a result of increasing related headcount, expanding our operating activities and the costs we will incur operating as a public company. We expect these increases to include salaries and related expenses, legal and consultant fees, accounting fees, director fees, increased directors’ and officers’ insurance premiums, fees for investor relations services, and enhanced business and accounting systems.

Interest Expense

Interest expense has consisted primarily of the interest accrued on outstanding promissory notes payable to The John N. Kapoor Trust and the Kapoor Children 1992 Trust. These trusts are controlled by or are affiliated with our founder, Executive Chairman and principal stockholder, Dr. John N. Kapoor. These promissory notes carried interest rates equal to the applicable prime rate plus 2.0%, which was 5.25% as of May 7, 2013. We recorded interest expense of $0.6 million related to accrued interest on these notes during the three months ended March 31, 2013. Upon completion of our IPO in May 2013, all outstanding principal and accrued interest on the Kapoor Notes converted into 11,115,511 shares of common stock (7,410,341 on a pre-split basis) and all of the Kapoor Notes were cancelled.

During the year ended December 31, 2013, we entered into a $15.0 million revolving credit facility with JPMorgan Chase Bank. As of the three months ended March 31, 2014 and December 31, 2013, there have been no outstanding borrowings against this facility.

 Income Tax Benefit, Net Operating Loss Carryforwards

In each period prior to December 31, 2013, we have recorded a valuation allowance for the full amount of our net deferred tax assets, as the realization of our deferred tax assets was uncertain. During the fourth quarter of 2013, we determined it was more likely than not that we would be able to utilize all our federal net operating loss carryforwards based on our profitability in 2013 and our expectations of future profitability. Accordingly, we reversed the deferred tax asset valuation allowance associated with our federal NOLs and other deferred tax assets in the amount of $18.6 million for the year ended December 31, 2013 and recorded an overall income tax benefit of $8.8 million for the year ended December 31, 2013.

As of March 31, 2014, we had approximately $1.6 million of federal net operating loss carry forwards (“NOLs”), of which is subject to a significant Section 382 limitation as noted below. In addition, we have excess tax deductions in the current year of $31.3 million related to stock compensation deductions that are not yet benefited in the financial statements as of March 31, 2014. For federal tax purposes, the Section 382 NOL carryforward is limited on an annual basis and begins expiring in 2034.

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

Based on the above, we have estimated the amount of pre-NeoPharm merger federal NOLs that are available to offset post-NeoPharm merger income at approximately $1.6 million as of March 31, 2014.

For state tax purposes, we had approximately $273 million of state NOLs at March 31, 2014. Also, as stated above, we have excess tax deductions in the current year of $31.3 million related to stock compensation deductions that are not yet benefited in the financial statements as of the March 31, 2014. Approximately $271 million of these NOLs relate only to Illinois. Based on projections and our limited activity in Illinois, we estimate that approximately $267 million of these Illinois NOLs will not be utilized. For this reason, we recorded a valuation allowance for the estimated tax benefit relating to this amount, or $20.7 million. Generally, the state NOL carryforwards begin expiring in 2027 if not utilized. The Illinois NOLs begin expiring in 2014 if not utilized.

Significant Accounting Polices and Estimates

There were no changes in our significant accounting policies and estimates during the three months ended March 31, 2014 from those set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

Comparison of three months ended March 31, 2014 to three months ended March 31, 2103

The following table presents certain selected consolidated financial data for the three months ended March 31, 2014 and 2013 expressed as a percentage of net revenue:

	Three Months Ended March 31,
	2014	2013
Net revenue	100.0%	100.0%
Cost of revenue	11.5	16.0
Gross profit	88.5	84.0
Operating expenses:
Sales and marketing	27.9	40.0
Research and development	9.6	15.3
General and administrative	20.6	21.4
Total operating expenses	58.1	76.6
Operating income	30.4	7.4

Other income (expense):
Interest expense	-	(6.1)
Interest income	0.0	-
Other income (expense), net	0.0	(0.0)
Total other income (expense)	0.0	(6.1)

Income before income taxes	30.5	1.3
Income tax expense	12.1	-

Net income	18.4%	1.3%

Net Revenue.    Net revenue increased $30.6 million, or 276%, to $41.6 million for the three months ended March 31, 2014, compared to $11.0 million for the three months ended March 31, 2013. The increase in net revenue was primarily attributable to the $31.0 million, or 319%, increase in net revenue of Subsys to $40.7 million for the three months ended March 31, 2014 compared to $9.7 million for the three months ended March 31, 2013. This increase in Subsys revenue is primarily as a result of increased prescriptions and change in mix of prescribed dosages as Subsys was a relatively new product during the three months ended March 31, 2013 and also a price increase on January 6, 2014.  Provisions for wholesaler discounts, patient discounts, rebates and returns increased to $3.8 million, $4.1 million and $3.7 million, respectively, or 22% on a combined basis of gross revenue from the sale of Subsys for the three months ended March 31, 2014, compared to $1.1 million, $2.1 million and $0.1 million, respectively, or 29% on a combined basis of gross revenue from the sale of Subsys for the three months ended March 31, 2013. The decrease in revenue provisions as a percentage of gross revenue was primarily attributable to decreased provisions for patient discounts compared to gross revenue. We expect net revenue from sales of Subsys to continue to increase during the remainder of 2014 due primarily to anticipated increases in the number of prescriptions fulfilled, combined with changes in prescription strength mix. The increase in sales of Subsys was partially offset by a decrease in sales of Dronabinol SG Capsule of $0.4 million to $1.0 million for the three months ended March 31, 2014, compared to $1.4 million for the three months ended March 31, 2013. The decrease in sales of Dronabinol SG Capsule was due primarily to a dispute with our exclusive distributor of Dronabinol SG Capsule and the resulting impact of reduced product supply and lower selling prices since 2012. As Dronabinol SG Capsule is marketed by Mylan, we expect net revenue from sales of Dronabinol SG Capsule to continue to fluctuate on a quarterly basis.

Cost of Revenue, Gross Profit and Gross Margin.    Cost of revenue increased $3.0 million to $4.8 million for the three months ended March 31, 2014 compared to $1.8 million for the three months ended March 31, 2013. The increase in cost of revenue was primarily attributable to the increase in sales of Subsys during the three months ended March 31, 2014. Gross profit increased $27.6 million to $36.9 million for the three months ended March 31, 2014 compared to $9.3 million for the three months ended March 31, 2013. Gross margin for the three months ended March 31, 2014 was approximately 89% compared to approximately 84% for the three months ended March 31, 2013. The increase in gross margin was due primarily to a higher mix of sales of Subsys, which yields higher gross margins than sales of Dronabinol SG Capsule. Subsys gross margin was approximately 90% and 89% for the three months ended March 31, 2014 and 2013, respectively. This increase in 2014 is attributable to a shift in sales mix to higher margin products in 2014. Dronabinol SG Capsule gross margin was approximately 14% and 52% for the three months ended March 31, 2014 and 2013, respectively.

Sales and Marketing Expense.    Sales and marketing expense increased $7.2 million to $11.6 million for the three months ended March 31, 2014 compared to $4.4 million for the three months ended March 31, 2013. The increase in sales and marketing expense was due primarily to variable sales compensation expense and incremental product marketing expense associated with the increase in sales of Subsys, as Subsys was initially marketed in 2012. As Dronabinol SG Capsule is marketed by Mylan, we did not incur any sales and marketing expense related to Dronabinol SG Capsule.

Research and Development Expense.    Research and development expense increased $2.3 million to $4.0 million for the three months ended March 31, 2014 compared to $1.7 million for the three months ended March 31, 2013. The increase in research and development expense was due primarily to an increase in clinical expenses, product development, and an increase in research and development personnel during 2014 in response to our growing product pipeline.

General and Administrative Expense.    General and administrative expense increased $6.2 million to $8.6 million for the three months ended March 31, 2014 compared to $2.4 million for the three months ended March 31, 2013. The increase in general and administrative expense was due primarily to increases in legal expense incurred in connection with various ongoing litigation and subpoena related matters, stock-based compensation costs, and administrative infrastructure to support the growth of Subsys sales combined with increased cost of being a public company during 2014.

Interest Expense.     We incurred no interest expense for the three months ended March 31, 2014, compared to interest expense of $0.7 million for the three months ended March 31, 2013. The decrease in interest expense was primarily a result of the conversion of the Kapoor Notes to common stock and the repayment of the $15.0 million line of credit in May 2013.

Income Tax Expense.     Provision for income taxes was $5.0 million for the three months ended March 31, 2014, representing an effective tax rate of 39.6%. No tax expense was recognized during the three months ended March 31, 2013 due to the effects of previously recorded valuation allowances on our net deferred tax assets. As of March 31, 2014, we had approximately $274.6 million of federal and state net operating loss carry forwards. As of March 31, 2013, we had federal and state net operating loss carry forwards of approximately $301.0 million.

We had unrecognized tax benefits of approximately $0.3 million as of March 31, 2014, primarily associated with tax positions taken in prior year. No significant penalties or interest are included in income taxes or accounted for on the balance sheet related to unrecognized tax positions.

Liquidity and Capital Resources

 Sources of Liquidity

We incurred losses from our inception through December 31, 2012. Although we began generating positive operating cash flows in connection with the commercial launch of Subsys during the first quarter of 2013, and continued to do so through the current quarter, as of March 31, 2014, we had an accumulated deficit of $81.4 million. Prior to our initial public offering, or IPO, we financed our operations primarily through the issuance of promissory notes to The John N. Kapoor Trust and the Kapoor Children 1992 Trust, which are controlled by or affiliated with our founder, Executive Chairman and principal stockholder.

On May 7, 2013, we completed our IPO, pursuant to which we sold 6,900,000 shares of our common stock (4,600,000 on a pre-split basis) at a price of $5.33 per share ($8.00 on a pre-split basis), which included the underwriters’ exercise of their over-allotment option. As a result of the IPO, we raised a total of $32.5 million in net proceeds after deducting underwriting discounts and commissions of $2.6 million and offering expenses of $1.8 million. Costs directly associated with our IPO were capitalized and recorded as deferred IPO costs prior to the completion of the IPO. These costs have been recorded as a reduction of the proceeds received in arriving at the amount recorded in additional paid-in capital. Upon completion of the IPO, all outstanding shares of our preferred stock were converted into 12,793,290 shares of common stock (8,528,860 on a pre-split basis).

In October 2013, we entered into a $15.0 million revolving credit facility with JPMorgan Chase Bank, N.A., which includes a $500,000 letter of credit facility. Under the terms of the credit facility, amounts outstanding bear interest at LIBOR plus 1.5% and the credit facility is subject to a 0.35% non-usage fee. Advances are subject to a borrowing base such that the maximum advances that may be outstanding under is limited to 80% of the book value of eligible accounts receivable. The credit facility matures on September 30, 2014. At March 31, 2014 and December 31, 2013, no amounts were outstanding and $15.0 million and $12.2 million, respectively, was available to borrow, taking into account the applicable borrowing base limitations.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in millions):

	Three Months Ended March 31,
	2014	2013
Net cash provided by operating activities	$6.8	$0.9
Net cash used in investing activities	(19.9)	(0.1)
Net cash provided by (used in) financing activities	7.7	(0.5)

Net increase (decrease) in cash and cash equivalents	(5.4)	0.3
Cash and cash equivalents, beginning of period	45.4	0.4

Cash and cash equivalents, end of period	$40.0	$0.7

Cash Flows From Operating Activities.     Net cash provided by operating activities was $6.8 million and $0.9 million for the three months ended March 31, 2014 and 2013, respectively. The net cash provided during the three months ended March 31, 2014 primarily reflects the net income for the period driven primarily by growth in Subsys net sales, adjusted in part by depreciation and amortization, stock-based compensation expense and is also impacted by changes in working capital.

Cash Flows From Investing Activities.     Net cash used in investing activities was $19.9 million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively, and consists primarily of the purchase of investments and property and equipment.

Cash Flows From Financing Activities.     Net cash provided by financing activities was $7.7 million for the three months ended March 31, 2014 and net cash used in financing activities was $0.5 million for the three months ended March 31, 2013. During the three months ended March 31, 2014, we recorded excess tax benefits on stock options and awards of $5.2 million and proceeds from the exercise of stock options of $2.5 million. During the period ended March 31, 2013, we used $0.5 million to repay a line of credit.

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

●	regulatory approvals, DEA classifications and other regulatory related events;
●	personnel, facilities, equipment and other similar requirements;
●	costs of operating as a public company;
●	the effects of competing technological and market developments;
●	costs associated with litigation and government investigations;
●	costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with our product candidates;
●	our ability to acquire or in-license products and product candidates, technologies or businesses; and
●	terms and timing of any additional collaborative, licensing, co-promotion or other arrangements that we may establish.

Although we generated cash from operating activities during the three months ended March 31, 2014 and we expect to continue to fund our operations primarily from operating activities, we cannot guarantee that we will generate sufficient operating cash flows to fund our planned activities. We cannot be sure that additional financing will be available when needed, or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. If we raise additional funds by issuing equity or convertible securities, substantial dilution to existing stockholders will likely result. If we raise additional funds by incurring new debt obligations, the terms of the debt will likely require significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

 ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information contained in Note 7 to the Unaudited Condensed Consolidated Financial Statements is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A, in our Annual Report on Form 10-K filed on March 5, 2014.

ITEM 6. EXHIBITS

The Exhibit Index immediately following the Signatures to this Form 10-Q is hereby incorporated by reference into this Form 10-Q.

INSYS THERAPEUTICS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSYS THERAPEUTICS, INC.

Dated: May 12, 2014	By:	/s/ Michael L. Babich
Michael L. Babich
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Darryl S. Baker
Darryl S. Baker
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation of Insys Therapeutics, Inc.

3.2(2)	Amended and Restated Bylaws of Insys Therapeutics, Inc.

10.1(3)	Separation and Consulting Agreement dated March 28, 2014 between Insys Therapeutics, Inc. and Larry Dillaha, M.D.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32

Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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

(1)	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 8, 2013, and incorporated herein by reference.
(2)	Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 8, 2013, and incorporated herein by reference.
(3)	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 1, 2014, and incorporated herein by reference.