Form 10-Q
period 2014-06-30
Insys Therapeutics, Inc.
filed 2014-08-12
CIK 1516479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

Commission file number: 001-35902

Insys Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	51-0327886
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1333 S. Spectrum Blvd, Suite 100, Chandler, Arizona	85286
(Address of principal executive offices)	(Zip Code)

(602) 910-2617
(Registrant’s telephone number, including area code)

444 South Ellis Street, Chandler, AZ 85224

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

YES      [ ]          NO     [ X ]

As of August 5, 2014, the registrant had 34,510,187 shares of Common Stock ($0.01 par value) outstanding.

INSYS THERAPEUTICS, INC.

FORM 10-Q

TABLE OF CONTENTS

			PAGE NO.
PART I	FINANCIAL INFORMATION

	Item 1.	Unaudited Financial Statements:
		Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013	1
		Condensed Consolidated Statements of Income and Comprehensive Income for the Three and Six Months Ended June 30, 2014 and 2013	2
		Condensed Consolidated Statements of Stockholders’ Equity for the Six Months Ended June 30, 2014	3
		Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013	4
		Notes to Unaudited Condensed Consolidated Financial Statements	5

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

	Item 4.	Controls and Procedures	28

Part I, Item 3 – Not applicable

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings	29

	Item 1A.	Risk Factors	29

	Item 6.	Exhibits	29

	SIGNATURES		30

	EXHIBIT INDEX		31

Part II, Items 2, 3, 4, and 5 - Not applicable

PART I:  FINANCIAL INFORMATION

ITEM 1.      UNAUDITED FINANCIAL STATEMENTS

INSYS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2014 (unaudited)	December 31, 2013

Assets
Current Assets:
Cash and cash equivalents	$46,139	$45,382
Restricted cash	-	400
Short-term investments	8,599	-
Accounts receivable, net of allowances for doubtful accounts of $642 and $0 at June 30, 2014 and December 31, 2013, respectively	15,687	16,313
Inventories	24,706	14,528
Prepaid expenses and other assets	3,038	1,727
Deferred income tax assets	4,045	3,800
Total current assets	102,214	82,150
Property and equipment, net	17,434	10,127
Long-term investments	20,560	-
Deferred income tax assets	9,615	8,238
Other assets	43	43
Total assets	$149,866	$100,558

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$15,070	$12,173
Accrued compensation	6,140	3,568
Accrued sales allowances	7,124	5,340
Total current liabilities	28,334	21,081
Total liabilities	28,334	21,081

Stockholders' Equity:
Common stock (par value $0.01 per share; 100,000,000 and 50,000,000 shares authorized; 34,501,956 and 33,184,892 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively)	345	332
Additional paid in capital	193,123	168,199
Unrealized loss on available-for-sale securities	(5)	-
Notes receivable from stockholders	(21)	(21)
Accumulated deficit	(71,910)	(89,033)
Total stockholders' equity	121,532	79,477

Total liabilities and stockholders' equity	$149,866	$100,558

See accompanying notes to unaudited condensed consolidated financial statements.

INSYS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net revenue	$55,696	$18,821	$97,332	$29,880
Cost of revenue	6,555	2,594	11,328	4,358
Gross profit	49,141	16,227	86,004	25,522
Operating expenses:
Sales and marketing	14,077	6,331	25,695	10,754
Research and development	9,189	1,921	13,197	3,611
General and administrative	10,689	2,787	19,257	5,149
Total operating expenses	33,955	11,039	58,149	19,514
Operating income	15,186	5,188	27,855	6,008

Other income (expense):
Interest expense	-	(272)	-	(945)
Interest income	26	-	43	-
Other income (expense), net	-	6	2	2
Total other income (expense)	26	(266)	45	(943)

Income before income taxes	15,212	4,922	27,900	5,065
Income tax expense	5,747	375	10,777	375

Net income	$9,465	$4,547	$17,123	$4,690
Unrealized gain (loss) on available-for-sale securities	13	-	(5)	-
Total comprehensive income	$9,478	$4,547	$17,118	$4,690

Net income per common share:
Basic	$0.28	$0.18	$0.50	$0.24
Diluted	$0.26	$0.17	$0.47	$0.23
Weighted average common shares outstanding
Basic	34,298,326	24,972,357	33,932,371	19,524,843
Diluted	36,336,577	26,058,102	36,547,822	20,582,906

See accompanying notes to unaudited condensed consolidated financial statements.

INSYS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

(unaudited)

				Unrealized
				Loss on	Notes
	Common Stock		Additional Paid in	Available- For-Sale	Receivable From	Accumulated
	Shares	Amount	Capital	Securities	Shareholders	Deficit	Total
Balance at December 31, 2013	33,184,892	332	168,199	-	(21)	(89,033)	79,477
Exercise of stock options	1,100,502	11	3,232	-	-	-	3,243
Issuance of common stock - employee stock purchase plan	216,562	2	1,106	-	-	-	1,108
Excess tax benefits on stock options and awards	-	-	12,399	-	-	-	12,399
Stock based compensation - stock options and awards	-	-	8,187	-	-	-	8,187
Unrealized loss on available-for-sale securities	-	-	-	(5)	-	-	(5)
Net income	-	-	-	-	-	17,123	17,123
Balance at June 30, 2014	34,501,956	345	193,123	(5)	(21)	(71,910)	121,532

See accompanying notes to unaudited condensed consolidated financial statements.

INSYS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$17,123	$4,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,107	865
Stock-based compensation	8,187	2,404
Deferred income tax benefit	(1,622)	-
Excess tax benefits on stock options and awards	(12,399)	-
Interest expense accrued on notes payable	-	900
Changes in operating assets and liabilities:
Accounts receivable	626	(6,041)
Inventories	(10,178)	(1,583)
Prepaid expenses and other current assets	(1,311)	342
Accounts payable, accrued expenses, and other current liabilities	19,652	1,409
Net cash provided by operating activities	21,185	2,986

Cash flows from investing activities:
Change in restricted cash	400	-
Purchase of investments	(29,164)	-
Purchases of property and equipment	(8,414)	(2,230)
Net cash used in investing activities	(37,178)	(2,230)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,108	32,456
Net repayments on line of credit	-	(11,858)
Excess tax benefits on stock options and awards	12,399	-
Proceeds from exercise of stock options	3,243	31
Net cash provided by financing activities	16,750	20,629

Change in cash and cash equivalents	757	21,385

Cash and cash equivalents, beginning of period	45,382	361

Cash and cash equivalents, end of period	$46,139	$21,746

Supplemental cash flow disclosures:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$2,199	$-

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

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles, pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2013 included in our Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

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

On May 6, 2014, our shareholders approved an amendment to our certificate of incorporation to increase the authorized shares of common stock from 50,000,000 to 100,000,000 and an amendment to increase the par value for our common stock to $0.01 per share. Our condensed consolidated unaudited financial statements and notes contained herein have been retroactively restated to reflect the impact of these amendments.

Recent Accounting Pronouncements

In July 2013, the FASB issued guidance that requires a reporting entity to present an unrecognized tax benefit as a liability in the financial statements separate from deferred tax assets if a net operating loss carry forward, a similar tax loss, or a tax credit carryforward is not available as of the reporting date to settle taxes that would result from the disallowance of the tax position or if a reporting entity does not intend to use the deferred tax asset for such purpose. This standard was effective for us beginning December 31, 2013. The adoption of this standard did not have a material impact on our financial condition or results of operations.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

2.        Revenue Recognition

We recognize revenue from the sale of Subsys and Dronabinol SG Capsule. Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and title has passed, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured.

Subsys

Subsys was commercially launched in March 2012, and is available through a U.S. Food and Drug Administration (“FDA”) mandated Risk Evaluation and Mitigation program known as the Transmucosal Immediate Release Fentanyl program (“TIRF REMS”). We sell Subsys in the United States to wholesale pharmaceutical distributors, and on a very limited basis directly to retail pharmacies, or collectively our customers, subject to rights of return within a period beginning six months prior to, and ending 12 months following, product expiration. Subsys currently has a shelf life of 36 months from the date of manufacture. Given the limited sales history of prescriptions of Subsys, prior to the fourth quarter of 2013 we were not able to reliably estimate expected returns of the product at the time of shipment. Accordingly, we initially deferred the recognition of revenue and related product costs of Subsys product shipments until the product was dispensed through patient prescriptions. The quantity of prescription units dispensed was estimated using an analysis of third-party information, including TIRF REMS mandated data and third-party market research data. Beginning in the fourth quarter of 2013, we were able to reasonably estimate product returns of Subsys. Therefore, we began recognizing revenue for Subsys sales at the time of shipment.

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

Product Returns. We allow customers to return product for credit within six months before and up to 12 months following its product expiration date. The shelf life of Subsys is currently 36 months from the date of manufacture. We have monitored actual return history since product launch, which provides us with a basis to reasonably estimate future product returns, taking into consideration the shelf life of product at the time of shipment, shipment and prescription trends, estimated distribution channel inventory levels, and consideration of the introduction of competitive products.

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

Chargebacks.    We provide discounts primarily to authorized users of the Federal Supply Schedule (“FSS”) of the General Services Administration under an FSS contract negotiated by the Department of Veterans Affairs and various organizations under Medicaid contracts and regulations. These entities purchase products from the wholesale distributors at a discounted price, and the wholesale distributors then charge back to us the difference between the current retail price and the price the entity paid for the product. We estimate and accrue chargebacks based on estimated wholesaler inventory levels, current contract prices and historical chargeback activity. Chargebacks are recognized as a reduction of revenue in the same period the related revenue is recognized. The allowance for chargebacks is included as a reduction to accounts receivable.

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

Our policy for short-term and long-term investments is to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. Short-term and long-term investments consist of corporate and various government agency and municipal debt securities, as well as certificates of deposit that have maturity dates that are greater than 90 days. Certificates of deposit are carried at cost which approximates fair value. We classify our marketable securities as available-for-sale in accordance with FASB Accounting Standards Codification Topic 320, Investments — Debt and Equity Securities. Available-for-sale securities are carried at fair value with unrealized gains and losses reported in stockholders’ equity. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in impairment of the fair value of the investment. We did not have any realized gains or losses or decline in values judged to be other than temporary during the six months ended June 30, 2014. If we had realized gains and losses and declines in value judged to be other than temporary, we would have been required to include those changes in other expense in the condensed consolidated statements of income and comprehensive income. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security. The cost of securities sold is calculated using the specific identification method. At June 30, 2014, our certificates of deposit as well as our marketable securities have been recorded at an estimated fair value of $8,599,000 and $20,560,000 in short-term and long-term investments, respectively.

Investments consisted of the following at June 30, 2014 (in thousands):

	June 30, 2014
	Cost	Unrealized Gains	Unrealized Losses	Other- Than- Temporary Impairment Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments		Long-term Investments
Cash	$22,068	$-	$-	$-	$22,068	$22,068	$-		$-
Money market funds	21,783	-	-	-	21,783	21,783	-		-
Certificates of deposit	4,825	-	-	-	4,825	-	1,405		3,420
Marketable securities:
Corporate securities	9,087	-	(6)	-	9,081	-	4,343		4,738
Federal agency securities	10,019	3	(7)	-	10,015	-	1,000		9,015
Municipal securities	7,521	5	-	-	7,526	2,288	1,851		3,387
Total marketable securities	26,627	8	(13)	-	26,622	2,288	7,194		17,140
								`
	$75,303	$8	$(13)	$-	$75,298	$46,139	$8,599		$20,560

We did not have marketable securities at December 31, 2013.

The amortized cost and estimated fair value of the marketable securities at June 30, 2014, by maturity, are shown below (in thousands):

	June 30, 2014
	Cost	Fair Value
Marketable securities:
Due in one year or less	$8,599	$8,599
Due after one year through 5 years	20,565	20,560
Due after 5 years through 10 years	-	-
Due after 10 years	-	-

	$29,164	$29,159

The following table shows the gross unrealized losses and the fair value of our investments, with unrealized losses that are not deemed to be other-than-temporarily impaired aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2014 (in thousands):

	June 30, 2014
	Less Than 12 Months		Greater Than 12 Months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Marketable securities:
Corporate securities	$9,081	$(6)	$-	$-
Federal agency securities	6,993	(7)	-	-
Municipal securities	-	-	-	-

	$16,074	$(13)	$-	$-

As of June 30, 2014, we have concluded that the unrealized losses on our marketable securities are temporary in nature. Marketable securities are reviewed quarterly for possible other-than-temporary impairment. This review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the expectation for that security’s performance and the creditworthiness of the issuer. Additionally, we do not intend to sell and it is not probable that we will be required to sell any of the securities before the recovery of their amortized cost basis.

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

At June 30, 2014, we held short-term and long-term investments, as discussed in Note 3, that are required to be measured at fair value on a recurring basis.  All available-for-sale investments held by us at June 30, 2014 have been valued based on Level 2 inputs. Available-for-sale securities classified within Level 2 of the fair value hierarchy are valued utilizing reports from third-party asset managers that hold our investments, showing closing prices on the last business day of the period presented. These asset managers utilize an independent pricing source to obtain quotes for most fixed income securities, and utilize internal procedures to validate the prices obtained. In addition, we use an independent third-party to perform price testing, comparing a sample of quoted prices listed in the asset managers’ reports to quotes listed through a public quotation service.

Our investments measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820, Fair Value Measurements and Disclosures, at June 30, 2014 were as follows (in thousands):

	Fair Value Measurement at Reporting Date
	June 30, 2014	Quoted Prices in active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
Corporate securities	$9,081	$-	$9,081	$-
Federal agency securities	10,015	-	10,015	-
Municipal securities	7,526	-	7,526	-

Total assets measured at fair value	$26,622	$-	$26,622	$-

We did not have any marketable securities at December 31, 2013.

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

The components of inventories, net of allowances, are as follows (in thousands):

	June 30,	December 31,
	2014	2013
Finished goods	$15,505	$8,084
Work-in-process	4,795	3,886
Raw materials and supplies	4,406	2,558
Total inventories	$24,706	$14,528

As of June 30, 2014 and December 31, 2013, raw materials inventories consisted of raw materials used in the manufacture of the active pharmaceutical ingredient (“API”) in our U.S.-based, state-of-the-art dronabinol manufacturing facility and component parts used in the manufacture of Subsys. Work-in-process consisted of actual production costs, including facility overhead and tolling costs of in-process Dronabinol SG Capsule and Subsys products. Finished goods inventories consisted of finished Dronabinol SG Capsule and Subsys products.

6.       Line of Credit

In October 2013, we entered into a $15,000,000 revolving credit facility (the “Facility”) with JPMorgan Chase Bank, N.A., which includes a $500,000 letter of credit facility. Under the terms of the Facility, amounts outstanding bear interest at LIBOR plus 1.5% and the Facility is subject to a 0.35% non-usage fee. Advances are subject to a borrowing base such that the maximum advances that may be outstanding under the Facility is 80% of the book value of eligible accounts receivable. The Facility matures on September 30, 2014. As of June 30, 2014 and December 31, 2013, no amounts were outstanding and $15,000,000 and $12,200,000, respectively, was available to borrow, taking into account the applicable borrowing base limitations. The Facility is secured by all of our assets.

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

On February 25, 2014, we filed a Motion to Dismiss the Kottayil Plantiffs’ claims for a statutory and common law appraisal. The motion was denied on May 2, 2014.

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

On January 21, 2014, Mylan filed a new lawsuit against us with the District Court, as Case No. 2:14-cv-00119-GMS, asserting a claim for declaratory judgment and seeking a temporary restraining order and preliminary injunction relating to our notice of termination of the Distribution Agreement with respect to the parties’ failure to agree on floor pricing.  On January 24, 2014, Insys responded in opposition to the application for temporary restraining order and preliminary injunction, or Application.  A hearing was initially set for April 3, 2014.  After stipulation of the parties to postpone the hearing, the Court denied all pending motions as moot on April 2, 2014.  We intend to seek attorneys’ fees incurred in responding to Mylan’s lawsuit. The Application was dismissed by the Court with prejudice on June 2, 2014.

Because of the remaining uncertainty as to the claims (if any) made by Mylan against us, as well as the uncertainty relating to the total damages incurred by us because of Mylan’s breaches, we are not able to predict the outcome of this dispute or make a reasonable estimate of possible losses.

Federal Securities Litigation. Between May 15 and May 19, 2014, two complaints (captioned Larson v. Insys Therapeutics, Inc., Case No. 14-cv-01043-GMS) and (Li vs. Insys Therapeutics, Inc., Case No 14-cv-01077-DGC) were filed in the U.S. District Court for the District of Arizona (“Court”) against us and certain of our current officers. The complaints were brought as purported class actions, on behalf of purchasers of our common stock. In general, they allege that the defendants violated federal securities laws by making intentionally false and misleading statements regarding our business and operations, therefore artificially inflating the price of our common stock. The plaintiffs seek unspecified monetary damages and other relief. On July 14, 2014, several purported shareholders filed motions to consolidate the two cases, appoint a lead plaintiff, and appoint lead counsel. The Court has not yet ruled on these motions. In both cases, the parties stipulated to extending defendants’ deadline to respond to the complaint until after the Court consolidates the actions and appoints lead plaintiff and lead counsel. In the Li case, the Court instructed defendants to respond to the initial complaint by August 29th, 2014 or to propose a specific schedule for responding to the complaint.

We plan to vigorously defend these claims. Because of the uncertainty and early stage of these matters, we are not able to predict the outcome of this dispute or make a reasonable estimate of possible liability.

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

8.       Stock-based Compensation

Amounts recognized in the condensed consolidated statements of income and comprehensive income with respect to our stock-based compensation plans were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research and development	$3,535	$342	$3,862	$627
General and administrative	2,196	1,003	4,325	1,777
Total cost of stock-based compensation	$5,731	$1,345	$8,187	$2,404

 As previously disclosed on a Form 8-K filed by us on April 1, 2014, we entered into a Separation and Consulting Agreement with a former officer. In accordance with the terms of the Separation and Consulting Agreement, during the three months ended June 30, 2014, we recorded $3,142,000 in stock-based compensation to research and development expense related to the acceleration of vesting of 167,461 shares subject to outstanding stock options granted to the former officer.

As of June 30, 2014, we expected to recognize $26,843,000 of stock-based compensation for outstanding options over a weighted-average period of 3.1 years.

The following table summarizes stock option activity as of December 31, 2013 (which reflects the aforementioned stock split) and for the six months ended June 30, 2014:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term (in years)	(in millions)
Vested and exercisable as of December 31, 2013	1,810,653	$2.80

Outstanding as of December 31, 2013	4,496,667	$5.79
Granted	839,161	$28.09
Cancelled	(239,307)	$11.65
Exercised	(1,100,502)	$2.94

Outstanding as of June 30, 2014	3,996,019	$10.91	8.53	$83.6

Vested and exercisable as of June 30, 2014	1,426,517	$5.25	7.70	$37.3

Cash received from option exercises under all share-based payment arrangements for the six months ended June 30, 2014 and 2013 was $3,243,000 and $31,000, respectively. For the six months ended June 30, 2014, we recorded net reductions of $12,399,000 of our federal and state income tax liability, with an offsetting credit to additional paid-in capital, resulting from the excess tax benefits of stock options.

9.     Net Income per Share

Basic net income per common share is computed by dividing the net income allocable to the common stockholders by the weighted average number of common shares outstanding during the period. The diluted income per share further includes any common shares available to be issued upon exercise of outstanding stock options if such inclusion would be dilutive.

The net income per share for the six months ended June 30, 2013, including share and per share amounts, includes the effects of the conversion of convertible preferred stock into 12,793,290 shares of common stock (8,528,860 on a pre-split basis) as if the conversion had occurred at the beginning of the respective period.

        The following table sets forth the computation of basic and diluted net income per common share (dollars in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Historical net income per share - Basic
Numerator:
Net income	$9,465	$4,547	$17,123	$4,690
Denominator:
Weighted average number of common shares outstanding	34,298,326	24,972,357	33,932,371	19,524,843
Basic net income per common share	$0.28	$0.18	$0.50	$0.24

Historical net income per share - Diluted
Numerator:
Net income	$9,465	$4,547	$17,123	$4,690
Denominator:
Weighted average number of common shares outstanding	34,298,326	24,972,357	33,932,371	19,524,843
Effect of dilutive stock options	2,038,251	1,085,745	2,615,451	1,058,063
Weighted average number of common shares outstanding	36,336,577	26,058,102	36,547,822	20,582,906
Diluted net income per common share	$0.26	$0.17	$0.47	$0.23

           Anti-dilutive share equivalents included 898,504 and 26,709 outstanding stock options as of June 30, 2014 and 2013, respectively.

10.     Product Lines, Concentration of Credit Risk and Significant Customers

We are engaged in the business of developing and selling pharmaceutical products. We have two product lines, consisting of Subsys and Dronabinol SG Capsule. Our chief operating decision-maker evaluates revenues based on product lines.

The following tables summarize our net revenue by product line, as well as the percentages of revenue by route to market (in thousands):

	Net Revenue by Product Line
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Subsys	$54,576	$18,502	$95,229	$28,197
Dronabinol SG Capsule	$1,120	319	2,103	1,683
Total net revenue	$55,696	$18,821	$97,332	$29,880

	Percent of Revenue by Route to Market
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Pharmaceutical wholesalers	98%	98%	98%	94%
Generic pharmaceutical distributors	2%	2%	2%	6%
	100%	100%	100%	100%

All our products are sold in the United States of America.

Product shipments to four pharmaceutical wholesalers accounted for 38%, 17%, 15% and 12% of shipments for the six months ended June 30, 2014. Product shipments to four pharmaceutical wholesalers accounted for 24%, 20%, 19% and 19% of net revenue for the six months ended June 30, 2013. Four pharmaceutical wholesalers’ accounts receivable balances accounted for 28%, 24%, 19% and 16% of gross accounts receivable as of June 30, 2014. Four pharmaceutical wholesalers’ accounts receivable balances accounted for 40%, 21%, 17% and 14% of gross accounts receivable as of December 31, 2013.

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

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the”Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management; the amount of estimated costs and the benefits of our planned second dronabinol manufacturing facility; estimated costs to complete development and obtain approvals for our Dronabinol Oral Solution product candidate and the timing related to actions in connection therewith; our intent to file and IND application for the treatment of epilepsy with Canabidiol; the sufficiency of our manufacturing capacity; the beneficial attributes of our dronabinol product candidates; our expectation that gross margins will fluctuate; that sales and marketing and research and development costs will be our largest categories of expenses; that sales and marketing expenses will fluctuate based on changes in Subsys net revenue; that our Subsys revenue will increase during the remainder of 2014 and the reasons therefore; that cash flows from operating activities will increase; our development of different dronabinol delivery systems; the source and sufficiency of our liquidity our capital resources to fund our opèrations; possible capital raising transactions we may pursue;; that we will hire additional sales and marketing, research and development and administrative personnel and that costs relating thereto will increase; accounting estimates and the impact of new or recently issued accounting pronouncements; that cash flows from operations will increase as a result of increased sales of Subsys and Dronabinol SG Capsule; that we will incur substantial costs as we transition to a public company; the impact of pending litigation and our strategy relating thereto; that we will not recognize revenue in the near term from current research and development initiatives; the potential impact of Section 382 limitations on our NOLs; and the magnitude and impact of ownership changes, including pre-merger changes relating to NeoPharm, under Section 382 of the Internal Revenue Code. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations as described from time to time in our SEC reports, including those risks outlined under “Risk Factors” in Item 1A of our Form 10-K for the year ended December 31, 2013. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Form 10-Q. You should carefully consider these risk and uncertainties described and other information contained in the reports we file with or furnish to the SEC before making any investment decision with respect to our securities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements including, but are not limited to, the following:

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

Additionally, there may be other risks that are otherwise described from time to time in the reports that we file with the Securities and Exchange Commission. Any forward-looking statements in this report should be considered in light of various important factors, including the risks and uncertainties listed above, as well as others.

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

Sales of, and revenue from, Subsys depend in significant part on the coverage and reimbursement policies of third-party payers, including government payers such as Medicare and Medicaid, and private health insurers. All third-party payers are sensitive to the cost of drugs and consistently implement efforts to control these costs, which efforts include, but are not limited to, establishing excluded or preferred drug lists. Subsys has been, and will likely continue to be, subject to these restrictions and impediments from third-party payers, particularly pharmacy benefit managers (“PBMs”) and private health insurers. We provide administrative reimbursement support, in large part through our insurance reimbursement support hub, which provides administrative support to help patients work with their insurance companies. The reimbursement support provided by us, including our insurance reimbursement support hub, is subject to extensive and complex federal and state laws and varied third party payers’ standards, procedures, processes and conditions.  Our compliance with applicable rules, regulations and standards is expensive and time consuming and substantial governmental and other resources exist to enforce and prosecute these applicable rules, regulations and standards.

On or around August 1, 2014, Express Scripts, Inc. (“ESI”) officially released its exclusion list of drugs, effective January 1, 2015, in connection with its national preferred formulary.  Our product, Subsys, was included on this exclusion list. ESI is a large PBM which administers prescription drug benefits for employers and health plans and runs large mail-order pharmacies. While ESI, like most PBMs, has an exception process that physicians may pursue to have off-formulary, medically necessary drugs covered for patients, this decision will make it difficult for many patients covered through an ESI administered plan to have Subsys covered by insurance.  This change in ESI formulary status will not take effect until 2015 and therefore we do not expect this ESI announcement to impact our 2014 revenue or results of operations. However, we expect this change to negatively impact prescriptions for Subsys and as a result, may negatively affect our revenue and results of operations in subsequent periods. As we have in the past, we will continue working with other PBMs to evaluate price increases and to communicate with managed care and health-system decision-makers to ensure a balanced approach which takes into account the clinical performance and efficacy of our products.

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

In addition, we are developing other product candidates, such as dronabinol line extensions and sublingual spray product candidates. Our most advanced potential cannabinoid line extension is Dronabinol Oral Solution. This product candidate has demonstrated more rapidly detectable blood levels and a more reliable absorption profile than Marinol in our clinical studies. We believe these attributes may ultimately increase patient compliance because of more rapid onset of action and less dose-to-dose variability, which we believe will allow us to further penetrate and potentially expand the market for the medical use of dronabinol. We completed a pre-NDA meeting with the FDA and a pivotal bioequivalence study for Dronabinol Oral Solution in 2012 and we completed the clinical dossier for this product candidate during the third quarter of 2013. We are currently engaged in an ongoing dialogue with the U.S. FDA and U.S. Drug Enforcement Agency (“DEA”) regarding the potential scheduling classification for this product candidate. As a result, we expect to file the NDA by the third quarter of 2014.

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

Approved Product Sales.    Our operating results will depend significantly upon our, and any of our third-party distributors’, sales of approved products. During the six months ended June 30, 2014 and 2013, all of our net revenues were generated from the sale of our two approved products, Subsys and Dronabinol SG Capsule, with sales of Subsys accounting for over 98% of our 2014 year-to-date revenues. Our results will depend on prescription volume generally, which we believe will be driven primarily by achievement of broad market acceptance and coverage by third-party payors and effectiveness of the marketing and selling efforts with respect to our products. In addition, our results will also depend on our mix of sales between Subsys and Dronabinol SG Capsule as well as the amounts of dosage strengths sold. Subsys gross margins are substantially higher than those of Dronabinol SG Capsule. For example, though we expect gross margins to fluctuate from period to period, Subsys gross margin was approximately 91% and Dronabinol SG Capsule gross margin was approximately (37%) for the six months ended June 30, 2014. Moreover, our gross margins improve on a unit-by-unit basis as we sell higher dosage strengths of our products. Importantly, the proportion of prescriptions written for repeat Subsys patients has continued to increase since July 2012 from 50% of prescriptions to approximately 80% of prescriptions as of June 2014. Generally, repeat Subsys patients receive significantly higher doses of Subsys on average than first-time patients as patients are titrated from a starter dose of Subsys to their effective dose in accordance with the TIRF REMS protocol. As Subsys was first launched in March, 2012, prior to the fourth quarter of 2013, we deferred recognition of revenue on product shipments of Subsys to our customers until the right of return no longer exists, which occurs at the earlier of the time Subsys units are sold to healthcare facilities or dispensed through patient prescriptions, or expiration of the right of return. We estimated patient prescriptions dispensed using an analysis of third-party information, including TIRF REMS mandated data and third-party market research data. In the fourth quarter of 2013, we changed the timing of our revenue recognition for Subsys and began recognizing revenue upon shipment to our customers.

Investments in Our Infrastructure and Growth.    Our ability to increase our sales and to further penetrate our target market segments is dependent in part on our ability to invest in our infrastructure and in our sales and marketing efforts. In order to drive further growth, we may hire additional sales and marketing personnel and invest in marketing our products to our target physician prescriber base. For example, as of June 30, 2014, we had 200 full-time sales and marketing personnel. This will lead to corresponding increases in our operating expenses, although we anticipate that these investments will result in increased product sales and net revenue. In addition, we have commenced construction on a second dronabinol manufacturing facility, which we anticipate will supply us with sufficient commercial quantities of dronabinol API for our continued commercialization of Dronabinol SG Capsule and for the commercialization of our proprietary dronabinol product candidates, if approved. We expect the capital expenditures associated with the completion of our planned second dronabinol manufacturing facility will be approximately $11.0 million to $13.0 million, of which approximately $5 million had been spent by June 30, 2014. This second facility will also increase our operating expenses. We have incurred and will continue to incur substantial operating costs in connection with our transition to operating as a public company, including increasing headcount and salaries and related expenses, legal and consultant fees, accounting fees, director fees, increased directors’ and officers’ insurance premiums, fees for investor relations services, and enhanced business and accounting systems.

Product Development and Related Regulatory Processes.    Our operating results will also depend significantly on our research and development activities and related regulatory developments. Our research and development expenses were $13.2 million and $3.6 million for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, we had 43 full-time research and development personnel. We expect research and development expenses to increase as we increase related headcount and continue our planned preclinical studies and clinical trials for our product candidates, particularly our proprietary cannabinoid product candidates, including Dronabinol Oral Solution, and sublingual spray product candidates. For example, we estimate that our research and development expenses to complete the development of, and obtain FDA approval for, Dronabinol Oral Solution will be approximately $2.8 million. We do not expect to realize net revenues from all of these research and development initiatives in the near term and may never realize net revenues from these investments. Due to the risks inherent in conducting preclinical studies and clinical trials, the regulatory approval process and the costs of preparing, filing and prosecuting patent applications, our development completion dates and costs will vary significantly for each product candidate and are very difficult to estimate. The lengthy process of seeking regulatory approvals and the subsequent compliance with applicable regulations require the expenditure of substantial additional resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals or acceptable U.S. Drug Enforcement Administration, or DEA, classifications for our product candidates, in particular those related to Dronabinol Oral Solution, could cause our research and development expenditures to increase significantly and, in turn, have a material adverse effect on our results of operations.

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

Sales and Marketing Expenses

Our sales and marketing expenses consist primarily of salaries, commissions, benefits, consulting fees, costs of obtaining prescription and market data, and market research studies related to Subsys. As of June 30, 2014, we had 200 full-time sales and marketing personnel. We expect the number of our sales and marketing personnel to increase as we seek to continue to increase our existing product sales and as any subsequently approved products are commercialized. We expect our sales and marketing expenses, along with our research and development expenses, to be our largest categories of operating expenses for the foreseeable future. In addition, because we use an incentive-based compensation model for our sales professionals, we expect our sales and marketing expenses to fluctuate from period to period based on changes in Subsys net revenue. Specifically, we expect our sales and marketing expenses to increase in 2014 to the extent that expected increases in Subsys net revenue are realized.

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

To date, our research and development efforts have been focused primarily on our fentanyl and dronabinol programs. As of June 30, 2014, we had 43 full-time research and development personnel. We expect research and development expenses to increase as we increase related headcount and continue our planned preclinical studies and clinical trials for our product candidates, particularly our proprietary dronabinol product candidates, including Dronabinol Oral Solution. We determine which research and development projects to pursue, as well as the level of funding available for each project, based on the scientific and preclinical and clinical results of each product candidate and related regulatory action. We expect our research and development expenses, along with our sales and marketing expenses, to be our largest categories of operating expenses for the foreseeable future.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, accounting, business development and internal support functions. In addition, general and administrative expenses include facility costs not otherwise included in research and development expenses, and professional fees for legal, consulting and accounting services. As of June 30, 2014, we had 23 full-time general and administrative personnel. We expect general and administrative expense to increase as a result of increasing related headcount, expanding our operating activities and the costs we will incur operating as a public company. We expect these increases to include salaries and related expenses, legal and consultant fees, accounting fees, director fees, increased directors’ and officers’ insurance premiums, fees for investor relations services, and enhanced business and accounting systems.

Interest Expense

Interest expense has consisted primarily of the interest accrued on outstanding promissory notes payable to The John N. Kapoor Trust and the Kapoor Children 1992 Trust. These trusts are controlled by or are affiliated with our founder, Executive Chairman and principal stockholder, Dr. John N. Kapoor. These promissory notes carried interest rates equal to the applicable prime rate plus 2.0%, which was 5.25% as of May 7, 2013. We recorded interest expense of $0.9 million related to accrued interest on these notes during the six months ended June 30, 2013. Upon completion of our IPO in May 2013, all outstanding principal and accrued interest on the Kapoor Notes converted into 11,115,511 shares of common stock (7,410,341 on a pre-split basis) and all of the Kapoor Notes were cancelled.

During the year ended December 31, 2013, we entered into a $15.0 million revolving credit facility with JPMorgan Chase Bank. As of the six months ended June 30, 2014, there have been no outstanding borrowings against this facility.

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

As of June 30, 2014, we had approximately $1.6 million of federal net operating loss carry forwards (“NOLs”), all of which are subject to a significant Section 382 limitation as noted below. In addition, we have excess tax deductions in the current year of $34.6 million related to stock compensation deductions that are not yet benefited in the financial statements as of June 30, 2014. For federal tax purposes, the Section 382 NOL carryforward is limited on an annual basis and begins expiring in 2034.

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

Based on the above, we have estimated the amount of pre-NeoPharm merger federal NOLs that are available to offset post-NeoPharm merger income at approximately $1.6 million as of June 30, 2014.

For state tax purposes, we had approximately $272 million of state NOLs at June 30, 2014. Also, as stated above, we have excess tax deductions in the current year of $34.6 million related to stock compensation deductions that are not yet benefited in the financial statements as of the June 30, 2014. Approximately $270.7 million of these NOLs relate only to Illinois. Based on projections and our limited activity in Illinois, we estimate that approximately $267 million of these Illinois NOLs will not be utilized. For this reason, we recorded a valuation allowance for the estimated tax benefit relating to this amount, or $20.7 million. Generally, the state NOL carryforwards begin expiring in 2027 if not utilized. The Illinois NOLs begin expiring in 2014 if not utilized.

Significant Accounting Polices and Estimates

There were no changes in our significant accounting policies and estimates during the six months ended June 30, 2014 from those set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

Comparison of Three Months Ended June 30, 2014 to Three Months Ended June 30, 2013

The following table presents certain selected consolidated financial data for the three months ended June 30, 2014 and 2013 expressed as a percentage of net revenue:

	Three Months Ended
	June 30,
	2014	2013
Net revenue	100.0%	100.0%
Cost of revenue	11.8	13.8
Gross profit	88.2	86.2
Operating expenses:
Sales and marketing	25.3	33.6
Research and development	16.5	10.2
General and administrative	19.1	14.8
Total operating expenses	60.9	58.6
Operating income	27.3	27.6

Other income (expense):
Interest expense	-	(1.4)
Interest income	0.0	-
Other income (expense), net	-	0.0
Total other income (expense)	0.0	(1.4)

Income before income taxes	27.3	26.2
Income tax expense	10.3	2.0

Net income	17.0%	24.2%

Net Revenue.    Net revenue increased $36.9 million, or 196%, to $55.7 million for the three months ended June 30, 2014, compared to $18.8 million for the three months ended June 30, 2013. The increase in net revenue was primarily attributable to the $36.1 million, or 195%, increase in net revenue of Subsys to $54.6 million for the three months ended June 30, 2014 compared to $18.5 million for the three months ended June 30, 2013. The increase in Subsys revenue is primarily as a result of increased prescriptions and change in mix of prescribed dosages as Subsys was a relatively new product during the three months ended June 30, 2013 and also price increases in January 2014 and April 2014. Provisions for wholesaler discounts, patient discounts, rebates and returns increased to $5.4 million, $5.6 million, $6.1 million and $1.4 million, respectively, or 25% on a combined basis of gross revenue from the sale of Subsys for the three months ended June 30, 2014, compared to $1.9 million, $1.8 million $1.2 million and $0, respectively, or 21% on a combined basis of gross revenue from the sale of Subsys for the three months ended June 30, 2013. The increase in revenue provisions as a percentage of gross revenue was primarily attributable to increased provisions for rebates and returns. We expect net revenue from sales of Subsys to continue to increase during the remainder of 2014 due primarily to anticipated increases in the number of prescriptions fulfilled, combined with changes in prescription strength mix.

 During July 2014, we were noticed by Mylan that certain Dronabinol SG Capsule inventories were approaching the product expiry date, and therefore, the inventory was not saleable to Mylan customers.  As a result of this notice, we recorded $0.7 million in revenue related to the recognition of non-refundable deposits for amounts paid by Mylan for this inventory, and a corresponding $1.4 million charge to cost of goods sold into our operating results for the three and six months ended June 30, 2014.

Cost of Revenue, Gross Profit and Gross Margin.    Cost of revenue increased $4.0 million to $6.6 million for the three months ended June 30, 2014 compared to $2.6 million for the three months ended June 30, 2013. The increase in cost of revenue was primarily attributable to the increase in sales of Subsys during the three months ended June 30, 2014. Gross profit increased $32.9 million to $49.1 million for the three months ended June 30, 2014 compared to $16.2 million for the three months ended June 30, 2013 due primarily to the increase in sales of Subsys. Gross margin for the three months ended June 30, 2014 was approximately 88% compared to approximately 86% for the three months ended June 30, 2013.

Sales and Marketing Expense.    Sales and marketing expense increased $7.8 million to $14.1 million for the three months ended June 30, 2014 compared to $6.3 million for the three months ended June 30, 2013. The increase in sales and marketing expense was due primarily to variable sales compensation expense and incremental product marketing expense associated with the increase in sales of Subsys, as Subsys was initially marketed in 2012. As Dronabinol SG Capsule is marketed by Mylan, we did not incur any sales and marketing expense related to Dronabinol SG Capsule.

Research and Development Expense.    Research and development expense increased $7.3 million to $9.2 million for the three months ended June 30, 2014 compared to $1.9 million for the three months ended June 30, 2013. The increase in research and development expense was due primarily to a $3.1 million stock-compensation expense recorded in connection with the acceleration of vesting of stock options of a former employee, an increase in clinical expenses, product development, and an increase in research and development personnel during 2014 in response to our growing product pipeline.

General and Administrative Expense.    General and administrative expense increased $7.9 million to $10.7 million for the three months ended June 30, 2014 compared to $2.8 million for the three months ended June 30, 2013. The increase in general and administrative expense was due primarily to increases in legal expense incurred in connection with various ongoing litigation and subpoena related matters, stock-based compensation costs, and administrative infrastructure to support the growth of Subsys sales combined with increased cost of being a public company during 2014.

Interest Expense.     We incurred no interest expense for the three months ended June 30, 2014, compared to interest expense of $0.3 million for the three months ended June 30, 2013. The decrease in interest expense was primarily a result of the conversion of the Kapoor Notes to common stock and the repayment of our previous $15.0 million line of credit in May 2013.

Income Tax Expense.     Provision for income taxes was $5.7 million for the three months ended June 30, 2014. Income tax expense was $0.4 million for the three months ended June 30, 2013 and represents estimated alternative minimum tax and state tax liability. As of June 30, 2014, we had approximately $273.6 million of federal and state net operating loss carry forwards.

We had unrecognized tax benefits of approximately $0.3 million as of June 30, 2014, primarily associated with tax positions taken in prior year. No significant penalties or interest are included in income taxes or accounted for on the balance sheet related to unrecognized tax positions.

Comparison of Six Months Ended June 30, 2014 to Six Months Ended June 30, 2013

The following table presents certain selected consolidated financial data for the six months ended June 30, 2014 and 2013 expressed as a percentage of net revenue:

	Six Months Ended
	June 30,
	2014	2013
Net revenue	100.0%	100.0%
Cost of revenue	11.6	14.6
Gross profit	88.4	85.4
Operating expenses:
Sales and marketing	26.4	36.0
Research and development	13.6	12.1
General and administrative	19.7	17.2
Total operating expenses	59.7	65.3
Operating income	28.7	20.1

Other income (expense):
Interest expense	-	(3.2)
Interest income	0.0	-
Other income (expense), net	0.0	0.1
Total other income (expense)	0.0	(3.1)

Income before income taxes	28.7	17.0
Income tax expense	11.1	1.3

Net income	17.6%	15.7%

Net Revenue.    Net revenue increased $67.4 million, or 226%, to $97.3 million for the six months ended June 30, 2014, compared to $29.9 million for the six months ended June 30, 2013. The increase in net revenue was primarily attributable to the $67.0 million, or 238%, increase in net revenue of Subsys to $95.2 million for the six months ended June 30, 2014 compared to $28.2 million for the six months ended June 30, 2013. The increase in Subsys revenue is primarily as a result of increased prescriptions and change in mix of prescribed dosages as Subsys was a relatively new product during the six months ended June 30, 2013 and also price increases in January 2014 and April 2014. Provisions for wholesaler discounts, patient discounts, rebates and returns increased to $9.2 million, $9.7 million, $9.7 million and $1.5 million, respectively, or 24% on a combined basis of gross revenue from the sale of Subsys for the six months ended June 30, 2014, compared to $3.0 million, $3.9 million, $2.0 million, and $0, respectively, also 24% on a combined basis of gross revenue from the sale of Subsys for the six months ended June 30, 2013. We expect net revenue from sales of Subsys to continue to increase during the remainder of 2014 due primarily to anticipated increases in the number of prescriptions fulfilled, combined with changes in prescription strength mix.

 During July 2014, we were noticed by Mylan that certain Dronabinol SG Capsule inventories were approaching their product expiry date, and therefore, the inventory was not saleable to Mylan customers.  As a result of this notice, we recorded $0.7 million in revenue related to the recognition of non-refundable deposits for amounts paid by Mylan for this inventory, and a corresponding $1.4 million charge to cost of goods sold into it operating results for the three and six months ended June 30, 2014.

Cost of Revenue, Gross Profit and Gross Margin.    Cost of revenue increased $6.9 million to $11.3 million for the six months ended June 30, 2014 compared to $4.4 million for the six months ended June 30, 2013. The increase in cost of revenue was primarily attributable to the increase in sales of Subsys during the six months ended June 30, 2014. Gross profit increased $60.5 million to $86.0 million for the six months ended June 30, 2014 compared to $25.5 million for the six months ended June 30, 2013. Gross margin for the six months ended June 30, 2014 was approximately 88% compared to approximately 85% for the six months ended June 30, 2013.

Sales and Marketing Expense.    Sales and marketing expense increased $14.9 million to $25.7 million for the six months ended June 30, 2014 compared to $10.8 million for the six months ended June 30, 2013. The increase in sales and marketing expense was due primarily to variable sales compensation expense and incremental product marketing expense associated with the increase in sales of Subsys, as Subsys was initially marketed in 2012. As Dronabinol SG Capsule is marketed by Mylan, we did not incur any sales and marketing expense related to Dronabinol SG Capsule.

Research and Development Expense.    Research and development expense increased $9.6 million to $13.2 million for the six months ended June 30, 2014 compared to $3.6 million for the six months ended June 30, 2013. The increase in research and development expense was due primarily to a $3.1 million stock-compensation expense recorded in connection with the acceleration of vesting of stock options of a former employee, an increase in clinical expenses, product development, and an increase in research and development personnel during 2014 in response to our growing product pipeline.

General and Administrative Expense.    General and administrative expense increased $14.2 million to $19.3 million for the six months ended June 30, 2014 compared to $5.1 million for the six months ended June 30, 2013. The increase in general and administrative expense was due primarily to increases in legal expense incurred in connection with various ongoing litigation and subpoena related matters, stock-based compensation costs, and administrative infrastructure to support the growth of Subsys sales combined with increased cost of being a public company during 2014.

Interest Expense.     We incurred no interest expense for the six months ended June 30, 2014, compared to interest expense of $0.9 million for the six months ended June 30, 2013. The decrease in interest expense was primarily a result of the conversion of the Kapoor Notes to common stock and the repayment of our previous $15.0 million line of credit in May 2013.

Income Tax Expense.     Provision for income taxes was $10.8 million for the six months ended June 30, 2014, representing an effective tax rate of 38.6%. Income tax expense was $0.4 million for the six months ended June 30, 2013 and represents estimated alternative minimum tax and state tax liability. As of June 30, 2014, we had approximately $273.6 million of federal and state net operating loss carry forwards.

We had unrecognized tax benefits of approximately $0.3 million as of June 30, 2014, primarily associated with tax positions taken in prior year. No significant penalties or interest are included in income taxes or accounted for on the balance sheet related to unrecognized tax positions.

Liquidity and Capital Resources

 Sources of Liquidity

We incurred losses from our inception through December 31, 2012. Although we began generating positive operating cash flows in connection with the commercial launch of Subsys during the first quarter of 2013, and continued to do so through the current quarter, as of June 30, 2014, we have an accumulated deficit of $71.9 million. Prior to our initial public offering, or IPO, we financed our operations primarily through the issuance of promissory notes to The John N. Kapoor Trust and the Kapoor Children 1992 Trust, which are controlled by or affiliated with our founder, Executive Chairman and principal stockholder.

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

In October 2013, we entered into a $15.0 million revolving credit facility with JPMorgan Chase Bank, N.A., which includes a $500,000 letter of credit facility. Under the terms of the credit facility, amounts outstanding bear interest at LIBOR plus 1.5% and the credit facility is subject to a 0.35% non-usage fee. Advances are subject to a borrowing base such that the maximum advances that may be outstanding under this credit facility is limited to 80% of the book value of eligible accounts receivable. The credit facility matures on September 30, 2014. At June 30, 2014 and December 31, 2013, no amounts were outstanding and $15.0 million and $12.2 million, respectively, was available to borrow, taking into account the applicable borrowing base limitations.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in millions):

	Six Months Ended
	June 30,
	2014	2013
Net cash provided by operating activities	$21.2	$3.0
Net cash used in investing activities	(37.2)	(2.2)
Net cash provided by financing activities	16.7	20.6

Net (decrease) increase in cash and cash equivalents	0.7	21.4
Cash and cash equivalents, beginning of period	45.4	0.4

Cash and cash equivalents, end of period	$46.1	$21.8

Cash Flows From Operating Activities.     Net cash provided by operating activities was $21.2 million and $3.0 million for the six months ended June 30, 2014 and 2013, respectively. The net cash provided during the six months ended June 30, 2014 primarily reflects the net income for the period driven primarily by growth in Subsys net sales, adjusted in part by depreciation and amortization, stock-based compensation expense and is also impacted by changes in working capital.

Cash Flows From Investing Activities.     Net cash used in investing activities was $37.2 million and $2.2 million for the six months ended June 30, 2014 and 2013, respectively, and consists primarily of the purchase of investments and property and equipment.

Cash Flows From Financing Activities.     Net cash provided by financing activities was $16.7 million for the six months ended June 30, 2014, as compared to $20.6 million for the six months ended June 30, 2013. During the six months ended June 30, 2014, we recorded excess tax benefits on stock options and awards of $12.4 million, proceeds from the exercise of stock options of $3.2 million and proceeds from shares issued under an employee stock purchase plan of $1.1 million. During the six months ended June 30, 2013, we received $32.4 million in net proceeds in connection with an IPO and we used $11.9 million of these proceeds to make a payment against a line of credit.

We invoice wholesalers upon shipment of Subsys. To date, our wholesalers have typically paid us 30 to 60 days from their applicable invoice dates.

Our cash flows for 2014 and beyond will depend on a variety of factors, including sales of Subsys and Dronabinol SG Capsule and any additional approved products, regulatory approvals, investments in manufacturing and production such as our planned second dronabinol manufacturing facility, capital equipment, and research and development. We expect our net cash flows from operating activities to increase as we expect to increase sales of Subsys and Dronabinol SG Capsule, partially offset by anticipated expansion in sales and marketing, research and development, manufacturing, and general and administrative expenses as a public company.

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

Although we generated cash from operating activities during the six months ended June 30, 2014 and we expect to continue to fund our operations primarily from operating activities, we cannot guarantee that we will generate sufficient operating cash flows to fund our planned activities. We cannot be sure that additional financing will be available when needed, or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. If we raise additional funds by issuing equity or convertible securities, substantial dilution to existing stockholders will likely result. If we raise additional funds by incurring new debt obligations, the terms of the debt will likely require significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

INSYS THERAPEUTICS, INC.

Dated: August 12, 2014	By:	/s/ Michael L. Babich
Michael L. Babich
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Darryl S. Baker
Darryl S. Baker
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Insys Therapeutics, Inc. (filed herewith)

3.2(1)	Amended and Restated Bylaws of Insys Therapeutics, Inc.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

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

(1)	Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 8, 2013, and incorporated herein by reference.