Form 10-Q
period 2014-09-30
Insys Therapeutics, Inc.
filed 2014-11-12
CIK 1516479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

YES      [ ]          NO     [ X ]

As of November 6, 2014, the registrant had 34,957,780 shares of Common Stock ($0.01 par value) outstanding.

INSYS THERAPEUTICS, INC.

FORM 10-Q

TABLE OF CONTENTS

			PAGE NO.
PART I	FINANCIAL INFORMATION

	Item 1.	Unaudited Financial Statements:
		Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013	1
		Condensed Consolidated Statements of Income and Comprehensive Income for the Three and Nine Months Ended September 30, 2014 and 2013	2
		Condensed Consolidated Statements of Stockholders’ Equity for the Nine Months Ended September 30, 2014	3
		Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013	4
		Notes to Unaudited Condensed Consolidated Financial Statements	5

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

	Item 4.	Controls and Procedures	28

Part I, Item 3 – Not applicable

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings	29

	Item 1A.	Risk Factors	29

	Item 6.	Exhibits	29

	SIGNATURES		30

	EXHIBIT INDEX		31

Part II, Items 2, 3, 4, and 5 - Not applicable

Part I:  FINANCIAL INFORMATION

Item 1.      UNAUDITED Financial Statements

INSYS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2014 (unaudited)	December 31, 2013

Assets
Current Assets:
Cash and cash equivalents	$47,410	$45,382
Restricted cash	-	400
Short-term investments	15,415	-
Accounts receivable, net of allowances for doubtul accounts of $602 and $0 at September 30, 2014 and December 31, 2014, respectively	27,659	16,313
Inventories	31,441	14,528
Prepaid expenses and other assets	2,682	1,727
Deferred income tax assets	4,079	3,800
Total current assets	128,686	82,150
Property and equipment, net	24,104	10,127
Long-term investments	26,683	-
Deferred income tax assets	8,652	8,238
Other assets	26	43
Total assets	$188,151	$100,558

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$24,534	$12,173
Accrued compensation	7,354	3,568
Accrued sales allowances	11,300	5,340
Total current liabilities	43,188	21,081
Total liabilities	43,188	21,081

Stockholders' Equity:
Common stock (par value $0.01 per share; 100,000,000 and 50,000,000 shares authorized; 34,824,136 and 33,184,892 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively)	348	332
Additional paid in capital	205,061	168,199
Unrealized loss on available-for-sale securities	(20)	-
Notes receivable from stockholders	(21)	(21)
Accumulated deficit	$(60,405)	(89,033)
Total stockholders' equity	144,963	79,477

Total liabilities and stockholders' equity	$188,151	$100,558

See accompanying notes to unaudited condensed consolidated financial statements.

INSYS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net revenue	$58,281	$29,211	$155,613	$59,091
Cost of revenue	5,390	3,096	16,718	7,454
Gross profit	52,891	26,115	138,895	51,637
Operating expenses:
Sales and marketing	15,061	7,969	40,756	18,723
Research and development	7,018	1,737	20,215	5,348
General and administrative	10,790	4,274	30,047	9,423
Total operating expenses	32,869	13,980	91,018	33,494
Operating income	20,022	12,135	47,877	18,143

Other income (expense):
Interest income	43	8	86	(22)
Other income (expense), net	-	(24)	2	(937)
Total other income (expense)	43	(16)	88	(959)

Income before income taxes	20,065	12,119	47,965	17,184
Income tax expense	8,560	532	19,337	907

Net income	11,505	$11,587	28,628	$16,277
Unrealized loss on available-for-sale securities	(15)	-	(20)	-
Total comprehensive income	$11,490	$11,587	$28,608	$16,277

Net income per common share:
Basic	$0.33	$0.36	$0.84	$0.69
Diluted	$0.31	$0.34	$0.78	$0.64
Weighted average common shares outstanding
Basic	34,616,763	32,107,026	34,160,502	23,718,905
Diluted	36,564,466	34,183,707	36,556,922	25,398,559

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

(unaudited)

	Common Stock		Additional Paid in	Unrealized Loss on Available-For-Sale	Notes Receivable From	Accumulated
	Shares	Amount	Capital	Securities	Shareholders	Deficit	Total
Balance at December 31, 2013	33,184,892	$332	$168,199	$-	$(21)	$(89,033)	$79,477
Exercise of stock options	1,422,682	14	5,043	-	-	-	5,057
Issuance of common stock- employee stock purchase plan	216,562	2	1,106	-	-	-	1,108
Excess tax benefits on stock options and awards	-	-	19,489	-	-	-	19,489
Stock based compensation - stock options and awards	-	-	11,224	-	-	-	11,224
Unrealized loss on available-for-sale securities	-	-	-	(20)	-	-	(20)
Net income	-	-	-	-	-	28,628	28,628
Balance at September 30, 2014	34,824,136	$348	$205,061	$(20)	$(21)	$(60,405)	144,963

See accompanying notes to unaudited condensed consolidated financial statements.

INSYS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$28,628	$16,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,711	1,311
Stock-based compensation	11,224	4,101
Deferred income tax benefit	(693)	-
Excess tax benefits on stock options and awards	(19,489)	-
Interest expense accrued on notes payable	-	900
Changes in operating assets and liabilities:
Accounts receivable	(11,346)	(9,287)
Inventories	(16,913)	(4,651)
Prepaid expenses and other current assets	(936)	(95)
Accounts payable, accrued expenses and other current liabilities	41,595	5,284
Net cash provided by operating activities	33,781	13,840

Cash flows from investing activities:
Change in restricted cash and restricted cash equivalents	400	(800)
Purchase of investments	(42,120)	-
Purchases of property and equipment	(15,687)	(2,787)
Net cash used in investing activities	(57,407)	(3,587)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,108	32,456
Net repayments on line of credit	-	(11,858)
Excess tax benefits on stock options and awards	19,489	-
Proceeds from exercise of stock options	5,057	134
Net cash provided by financing activities	25,654	20,732

Change in cash and cash equivalents	2,028	30,985

Cash and cash equivalents, beginning of period	45,382	361

Cash and cash equivalents, end of period	$47,410	$31,346

Supplemental cash flow disclosures:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$2,190	$-

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

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles, pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2013 included in our Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

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

Our policy for short-term and long-term investments is to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. Short-term and long-term investments consist of corporate and various government agency and municipal debt securities, as well as certificates of deposit that have maturity dates that are greater than 90 days. Certificates of deposit are carried at cost which approximates fair value. We classify our marketable securities as available-for-sale in accordance with FASB Accounting Standards Codification Topic 320, Investments — Debt and Equity Securities. Available-for-sale securities are carried at fair value with unrealized gains and losses reported in stockholders’ equity. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in impairment of the fair value of the investment. We did not have any realized gains or losses or decline in values judged to be other than temporary during the nine months ended September 30, 2014. If we had realized gains and losses and declines in value judged to be other than temporary, we would have been required to include those changes in other expense in the condensed consolidated statements of income and comprehensive income. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security. The cost of securities sold is calculated using the specific identification method. At September 30, 2014, our certificates of deposit as well as our marketable securities have been recorded at an estimated fair value of $15,415,000 and $26,683,000 in short-term and long-term investments, respectively.

Investments consisted of the following at September 30, 2014 (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Other- Than- Temporary Impairment Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$27,284	$-	$-	$-	$27,284	$27,284	$-	$-
Money market funds	20,126	-	-	-	20,126	20,126	-	-
Certificates of deposit	10,629	-	-	-	10,629		2,196	8,433
Marketable securities:
Corporate securities	11,390	-	(23)	-	11,367	-	6,149	5,218
Federal agency securities	10,015	3	(12)	-	10,006	-	-	10,006
Municipal securities	10,084	12	-	-	10,096	-	7,070	3,026
Total marketable securities	31,489	15	(35)	-	31,469	-	13,219	18,250

	$89,528	$15	$(35)	$-	$89,508	$47,410	$15,415	$26,683

           We did not have marketable securities at December 31, 2013.

The amortized cost and estimated fair value of the marketable securities at September 30, 2014, by maturity, are shown below (in thousands):

	September 30, 2014
	Cost	Fair Value
Marketable securities:
Due in one year or less	$15,412	$15,415
Due after one year through 5 years	26,706	26,683
Due after 5 years through 10 years	-	-
Due after 10 years	-	-

	$42,118	$42,098

The following table shows the gross unrealized losses and the fair value of our investments, with unrealized losses that are not deemed to be other-than-temporarily impaired aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2014 (in thousands):

	September 30, 2014
	Less Than 12 Months		Greater Than 12 Months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Marketable securities:
Corporate securities	$10,862	$(23)	$-	$-
Federal agency securities	6,988	(12)	-	-
Municipal securities	444	-	-	-

	$18,294	$(35)	$-	$-

As of September 30, 2014, we have concluded that the unrealized losses on our marketable securities are temporary in nature. Marketable securities are reviewed quarterly for possible other-than-temporary impairment. This review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the expectation for that security’s performance and the creditworthiness of the issuer. Additionally, we do not intend to sell, and it is not probable that we will be required to sell, any of the securities before the recovery of their amortized cost basis.

4.     Fair Value Measurement

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

At September 30, 2014, we held short-term and long-term investments, as discussed in Note 3, that are required to be measured at fair value on a recurring basis.  All available-for-sale investments held by us at September 30, 2014 have been valued based on Level 2 inputs. Available-for-sale securities classified within Level 2 of the fair value hierarchy are valued utilizing reports from third-party asset managers that hold our investments, showing closing prices on the last business day of the period presented. These asset managers utilize an independent pricing source to obtain quotes for most fixed income securities, and utilize internal procedures to validate the prices obtained. In addition, we use an independent third-party to perform price testing, comparing a sample of quoted prices listed in the asset managers’ reports to quotes listed through a public quotation service.

Our investments measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820, Fair Value Measurements and Disclosures, at September 30, 2014 were as follows (in thousands):

	Fair Value Measurement at Reporting Date
	September 30, 2014	Quoted Prices in active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
Corporate securities	$11,367	$-	$11,367	$-
Federal agency securities	10,006	-	10,006	-
Municipal securities	10,096	-	10,096	-

Total assets measured at fair value	$31,469	$-	$31,469	$-

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

The components of inventories, net of allowances, are as follows (in thousands):

	September 30,	December 31,
	2014	2013
Finished goods	$22,461	$8,084
Work-in-process	4,672	3,886
Raw materials and supplies	4,308	2,558
Total inventories	$31,441	$14,528

As of September 30, 2014 and December 31, 2013, raw materials inventories consisted of raw materials used in the manufacture of the active pharmaceutical ingredient (“API”) in our U.S.-based, state-of-the-art dronabinol manufacturing facility and component parts used in the manufacture of Subsys. Work-in-process consisted of actual production costs, including facility overhead and tolling costs of in-process Dronabinol SG Capsule and Subsys products. Finished goods inventories consisted of finished Dronabinol SG Capsule and Subsys products.

6.       Line of Credit

On September 30, 2014, our $15,000,000 revolving credit facility (the “Facility”), which we entered into in October 2013 with JPMorgan Chase Bank, N.A. matured. As of December 31, 2013, no amounts were outstanding under the Facility. The Facility was secured by all of our assets.

7.        Contingencies

Legal Matters

Other than the matters that we have disclosed below, we from time to time become involved in various ordinary course legal and administrative proceedings, which include intellectual property, commercial, governmental and regulatory investigations, employee related issues and private litigation, which we do not believe are either individually or collectively material.

As legal and governmental proceedings are inherently unpredictable and, in part, beyond our control, unless otherwise indicated, we cannot reasonably predict the outcome of these legal proceedings, nor can we estimate the amount of loss, or range of loss, if any, that may result from these proceedings. An adverse outcome in any of these proceedings could have a material adverse effect on our business, financial condition, results of operations and cash flows, and could cause the market value of our common shares to decline.

Government Proceedings

Like other companies in the pharmaceutical industry, we are subject to extensive regulation by national, state and local government agencies in the United States. As a result, interaction with government agencies occurs in the normal course of our operations. The following is a brief description of pending governmental investigations which we believe are potentially material at this time. It is possible that criminal charges and substantial fines and/or civil penalties or damages could result from any government investigation or proceeding whether we deem them to be material or not.

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

Health Insurance Portability and Accountability Act Investigation. On September 8, 2014, we received a subpoena issued pursuant to the Health Insurance Portability and Accountability Act of 1996, as amended, from the U.S. Attorney’s Office for the District of Massachusetts. The subpoena requests documents regarding Subsys, including our sales and marketing practices related to this product. We are cooperating with this investigation and have produced documents in response to the subpoena and have provided other requested information.

We believe that the probability of unfavorable outcome or loss related to these governmental proceedings and an estimate of the amount or range of loss, if any, from an unfavorable outcome are not determinable at this time. We believe we have meritorious legal positions and will continue to represent our interests vigorously in these matters. However, responding to government investigations, defending any claims raised, and any resulting fines, restitution, damages and penalties, settlement payments or administrative actions, as well as any related actions brought by shareholders or other third parties, could have a material impact on our reputation, business and financial condition and divert the attention of our management from operating our business.

Federal Securities Litigation.

Between May 15 and May 19, 2014, two complaints (captioned Larson v. Insys Therapeutics, Inc., Case No. 14-cv-01043-GMS) and (Li vs. Insys Therapeutics, Inc., Case No 14-cv-01077-DGC) were filed in the U.S. District Court for the District of Arizona, or Arizona District Court, against us and certain of our current officers. The complaints were brought as purported class actions, on behalf of purchasers of our common stock. In general, the plaintiffs allege that the defendants violated federal securities laws by making intentionally false and misleading statements regarding our business and operations, therefore artificially inflating the price of our common stock. The plaintiffs seek unspecified monetary damages and other relief. On July 14, 2014, several purported shareholders filed motions to consolidate the two cases, appoint a lead plaintiff, and appoint lead counsel. On August 29, 2014, the Arizona District Court issued an order consolidating the action, appointing Hongwei Li as lead plaintiff, and appointing the lead counsel. Lead plaintiffs complaint was filed on October 27, 2014. Our response to the consolidated complaint is due on December 11, 2014.

General Litigation and Disputes

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

On September 23, 2014, the three member arbitration panel held a preliminary hearing wherein it decided that the arbitration proceeding would be bifurcated. The first phase of the proceeding will determine whether there has been a material breach of the Agreement. If either party is successful in establishing its claims during this first phase then there will be a second phase of the arbitration to determine damages. The panel has set an arbitration hearing in early November 2014, in connection with the first phase of the arbitration.  We anticipate that the first phase of the arbitration will resolve: (1) whether Mylan materially breached the Distribution Agreement by failing to accept delivery of a conforming shipment of product in October 2012, January 2014 and March 2014; (2) whether Mylan has materially breached the parties Distribution Agreement by failing to use commercially reasonable efforts to market and sell the product; and (3) whether the Distribution Agreement has been terminated because of the parties dispute over floor pricing.

On January 21, 2014, Mylan filed a second new lawsuit against us with the District Court, as Case No. 2:14-cv-00119-GMS, asserting a claim for declaratory judgment and seeking a temporary restraining order and preliminary injunction relating to our notice of termination of the Distribution Agreement with respect to the parties’ failure to agree on floor pricing.  On January 24, 2014, Insys responded in opposition to the application for temporary restraining order and preliminary injunction, or Application.  A hearing was initially set for April 3, 2014.  After stipulation of the parties to postpone the hearing, the Court denied all pending motions as moot on April 2, 2014. The Application was dismissed by the Court with prejudice on June 2, 2014. After the Application was dismissed, Mylan filed a Motion to Enforce a draft settlement agreement between the parties. We responded in opposition and the District Court denied Mylan’s motion on September 12, 2014. We have moved for sanctions against Mylan for filing the motion to enforce and we intend to seek damages and attorneys’ fees as part of this arbitration.

We believe that the probability of unfavorable outcome or loss related to all of the above litigation matters and an estimate of the amount or range of loss, if any, from an unfavorable outcome are not determinable at this time. We believe we have meritorious legal positions and will continue to represent our interests vigorously in these matters but the range possible outcomes on these matters is very broad and we are not able to provide a reasonable estimate of our potential liability, if any, nor are we able to predict the outcome of each litigation matter. For instance, in the Kottayil matter, if the patent assignments are successfully rescinded, we may not have exclusive patent rights covering our fentanyl and dronabinol product candidates, and such patent rights may not be available to us on acceptable terms, if at all, which would have a material adverse effect on our business. Responding to each of these litigation matters, defending any claims raised, and any resulting fines, restitution, damages and penalties, or settlement payments as well as any related actions brought by shareholders or other third parties, could have a material impact on our reputation, business and financial condition and divert the attention of our management from operating our business.

8.       Stock-based Compensation

Amounts recognized in the condensed consolidated statements of income and comprehensive income with respect to our stock-based compensation plans were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Research and development	$432	$247	$4,294	$874
General and administrative	2,605	1,450	6,930	3,227
Total cost of stock-based compensation	$3,037	$1,697	$11,224	$4,101

 As previously disclosed on a Form 8-K filed by us on April 1, 2014, we entered into a Separation and Consulting Agreement with a former officer. In accordance with the terms of the Separation and Consulting Agreement, during the second quarter of 2014, we recorded $3,142,000 in stock-based compensation to research and development expense related to the acceleration of vesting of 167,461 shares subject to outstanding stock options granted to the former officer.

As of September 30, 2014, we expected to recognize $36,181,000 of stock-based compensation for outstanding options over a weighted-average period of 3.1 years.

The following table summarizes stock option activity as of December 31, 2013 (which reflects the aforementioned stock split) and for the nine months ended September 30, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Vested and exercisable as of December 31, 2013	1,810,653	$2.80

Outstanding as of December 31, 2013	4,496,667	$5.79
Granted	1,485,411	$28.25
Cancelled	(374,448)	$11.21
Exercised	(1,422,682)	$3.55

Outstanding as of September 30, 2014	4,184,948	$14.04	8.5	$103.5

Vested and exercisable as of September 30, 2014	1,371,523	$6.44	7.4	$44.4

Cash received from option exercises under all share-based payment arrangements for the nine months ended September 30, 2014 and 2013 was $5,057,000 and $134,000, respectively. For the nine months ended September 30, 2014, we recorded net reductions of $19,489,000 of our federal and state income tax liability, with an offsetting credit to additional paid-in capital, resulting from the excess tax benefits of stock options.

9.     Net Income per Share

Basic net income per common share is computed by dividing the net income allocable to the common stockholders by the weighted average number of common shares outstanding during the period. The diluted income per share further includes any common shares available to be issued upon exercise of outstanding stock options if such inclusion would be dilutive.

The net income per share for the nine months ended September 30, 2013, including share and per share amounts, includes the effects of the conversion of convertible preferred stock into 12,793,290 shares of common stock (8,528,860 on a pre-split basis) as if the conversion had occurred at the beginning of the respective period.

The following table sets forth the computation of basic and diluted net income per common share (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Historical net income per share - Basic
Numerator:
Net income	$11,505	$11,587	$28,628	$16,277
Denominator:
Weighted average number of common shares outstanding	34,616,763	32,107,026	34,160,502	23,718,905
Basic net income per common share	$0.33	$0.36	$0.84	$0.69

Historical net income per share - Diluted
Numerator:
Net income	$11,505	$11,587	$28,628	$16,277
Denominator:
Weighted average number of common shares outstanding	34,616,763	32,107,026	34,160,502	23,718,905
Effect of dilutive stock options	1,947,703	2,076,681	2,396,420	1,679,654
Weighted average number of common shares outstanding	36,564,466	34,183,707	36,556,922	25,398,559
Diluted net income per common share	$0.31	$0.34	$0.78	$0.64

Anti-dilutive share equivalents included 1,462,265 and 4,917 outstanding stock options as of September 30, 2014 and 2013, respectively.

10.     Product Lines, Concentration of Credit Risk and Significant Customers

We are engaged in the business of developing and selling pharmaceutical products. We have two product lines, consisting of Subsys and Dronabinol SG Capsule. Our chief operating decision-maker evaluates revenues based on product lines.

The following tables summarize our net revenue by product line, as well as the percentages of revenue by route to market (in thousands):

	Net Revenue by Product Line
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Subsys	$58,203	$28,355	$153,431	$56,552
Dronabinol SG Capsule	78	856	2,182	2,539
Total net revenue	$58,281	$29,211	$155,613	$59,091

	Percent of Revenue by Route to Market
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Pharmaceutical wholesalers	100%	97%	99%	96%
Generic pharmaceutical distributors	0%	3%	1%	4%
	100%	100%	100%	100%

All our products are sold in the United States of America.

Product shipments to four pharmaceutical wholesalers accounted for 39%, 21%, 15% and 14% of shipments for the nine months ended September 30, 2014. Product shipments to four pharmaceutical wholesalers accounted for 30%, 20%, 20% and 18% of net revenue for the nine months ended September 30, 2013. Four pharmaceutical wholesalers’ accounts receivable balances accounted for 39%, 22%, 17% and 10% of gross accounts receivable as of September 30, 2014. Four pharmaceutical wholesalers’ accounts receivable balances accounted for 40%, 22%, 17% and 14% of gross accounts receivable as of December 31, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2013 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K.

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (“the Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management; the amount of estimated costs and the benefits of our planned second dronabinol manufacturing facility; estimated costs to complete development and obtain approvals for our Dronabinol Oral Solution product candidate and the timing related to actions in connection therewith; our intent to file and IND application for the treatment of epilepsy with Cannabidiol; the sufficiency of our manufacturing capacity; the beneficial attributes of our dronabinol product candidates; our expectation that gross margins will fluctuate; that sales and marketing and research and development costs will be our largest categories of expenses; that sales and marketing expenses will fluctuate based on changes in Subsys net revenue; that our Subsys revenue will increase during the remainder of 2014 and the reasons therefore; that cash flows from operating activities will increase; our development of different dronabinol delivery systems; the source and sufficiency of our liquidity our capital resources to fund our operations; possible capital raising transactions we may pursue; that we will hire additional sales and marketing, research and development and administrative personnel, that costs relating thereto will increase and the anticipated benefits resulting therefrom; accounting estimates and the impact of new or recently issued accounting pronouncements; that cash flows from operations, will increase as a result of increased sales of Subsys; that we will incur substantial costs as we transition to a public company; certain anticipated strategies and outcomes of our litigation with Mylan; trends in restrictions and impediments relating to reimbursement policies imposed by pharmacy benefit managers; the impact on our 2014 results of an announcement by a pharmacy benefit manager to exclude Subsys from its preferred formulary; the impact of pending litigation and our strategy relating thereto; that we will not recognize revenue in the near term from current research and development initiatives; the potential impact of Section 382 limitations on our NOLs; and the magnitude and impact of ownership changes, including pre-merger changes relating to NeoPharm, under Section 382 of the Internal Revenue Code. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations as described from time to time in our SEC reports, including those risks outlined under “Risk Factors” in Item 1A of our Form 10-K for the year ended December 31, 2013. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Form 10-Q. You should carefully consider these risk and uncertainties described and other information contained in the reports we file with or furnish to the SEC before making any investment decision with respect to our securities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements including, but are not limited to, the following:

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

●	costs of litigation and our ability to protect our intellectual property rights;
●	our exposure to litigation relating to infringement suits against the Company;
●	our exposure to claims that our employees or independent contractors have wrongfully used or disclosed to the Company trade secrets of their other clients or former employers;
●	our compliance with the procedural, document submission, fee payment and other requirements needed to apply for patents;
●	control over the Company by its founder, Executive Chairman and principal stockholder;
●	fluctuation in the price of our common stock;
●	lack of, or inaccurate, published research about the Company;
●	the impact of future sales of our common stock or securities convertible into our common stock;
●	the effect of anti-takeover provisions in our charter documents and under Delaware law;
●	the impact of our abbreviated disclosures as allowed by the JOBS Act because of our status as an “emerging growth company”;
●	our intention to not pay dividends in the foreseeable future;
●	our failure to remediate significant deficiencies or material weaknesses in our internal control over financial reporting and related compliance with SEC and stock exchange listing standards;
●	the costs and management distraction resulting from being a public company; and
●	the unpredictability and regulation surrounding the reimbursement of Subsys.

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

Our sales of, and revenue from, Subsys depend in significant part on the coverage and reimbursement policies of third-party payers, including government payers such as Medicare and Medicaid, and private health insurers. All third-party payers are sensitive to the cost of drugs and consistently implement efforts to control these costs, which efforts include, but are not limited to, establishing excluded or preferred drug lists. Subsys has been, and will likely continue to be, subject to these restrictions and impediments from third-party payers, particularly pharmacy benefit managers (“PBMs”) and private health insurers. We provide administrative reimbursement support assistance, in large part through our insurance reimbursement support hub, which provides administrative support assistance to help patients work with their insurance companies.

On or around August 1, 2014, Express Scripts, Inc. (“ESI”) officially released its exclusion list of drugs, effective January 1, 2015, in connection with its national preferred formulary.  Our product, Subsys, was included on this exclusion list. ESI is a large PBM that administers prescription drug benefits for employers and health plans and runs large mail-order pharmacies. While ESI, like most PBMs, has an exception process that physicians may pursue to have an off-formulary, medically necessary drug covered for patients, this decision will make it difficult for many patients covered through an ESI administered plan to have Subsys covered by insurance.  This change in ESI formulary status will not take effect until 2015 and therefore we do not expect this ESI announcement to impact our 2014 revenue or results of operations. As we have in the past, we will continue working with other PBMs to evaluate price increases and to communicate with managed care and health-system decision-makers to ensure a balanced approach, which takes into account the clinical performance and efficacy of our products.

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

In addition, we are developing other product candidates, such as dronabinol line extensions and sublingual spray product candidates. Our most advanced potential cannabinoid line extension is Dronabinol Oral Solution. This product candidate has demonstrated more rapidly detectable blood levels and a more reliable absorption profile than Marinol in our clinical studies. We believe these attributes may ultimately increase patient compliance because of more rapid onset of action and less dose-to-dose variability, which we believe will allow us to further penetrate and potentially expand the market for the medical use of dronabinol. We completed a pre-NDA meeting with the FDA and a pivotal bioequivalence study for Dronabinol Oral Solution in 2012 and we completed the clinical dossier for this product candidate during the third quarter of 2013. We are currently engaged in an ongoing dialogue with the U.S. FDA and U.S. Drug Enforcement Agency (“DEA”) regarding the potential scheduling classification for this product candidate. On October 15, 2014, we announced that we received a Refusal to File Letter from the FDA for our proprietary Dronabinol Oral Solution. The letter indicates that the FDA refused to file the NDA because the NDA contained an inadequate or incomplete pediatric study plan. We are currently working with the FDA to resubmit the application as quickly as possible.

We have the capability to manufacture pharmaceutical Cannabidiol (“CBD”), a synthetically produced and over 99% pure form of cannabidiol, in our Round Rock, Texas manufacturing facility. We believe we are the only U.S.-based company with the capacity to produce pharmaceutical CBD in large quantities. We intend to file an IND application with the FDA during 2014 for the treatment of epilepsy.

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

Approved Product Sales.    Our operating results will depend significantly upon our, and any of our third-party distributors’, sales of approved products. During the nine months ended September 30, 2014 and 2013, all of our net revenues were generated from the sale of our two approved products, Subsys and Dronabinol SG Capsule, with sales of Subsys accounting for almost 100% of our 2014 year-to-date revenues. Our results will depend on prescription volume generally, which we believe will be driven primarily by achievement of broad market acceptance and coverage by third-party payors and effectiveness of the marketing and selling efforts with respect to our products. In addition, our results will also depend on our mix of sales between Subsys and Dronabinol SG Capsule as well as the amounts of dosage strengths sold. Subsys gross margins are substantially higher than those of Dronabinol SG Capsule. For example, though we expect gross margins to fluctuate from period to period, Subsys gross margin was approximately 91% and Dronabinol SG Capsule gross margin was negative for the nine months ended September 30, 2014. Moreover, our gross margins improve on a unit-by-unit basis as we sell higher dosage strengths of our products. Importantly, the proportion of prescriptions written for repeat Subsys patients has continued to increase since July 2012 from 50% of prescriptions to approximately 80% of prescriptions as of September 30, 2014. Generally, repeat Subsys patients receive significantly higher doses of Subsys on average than first-time patients as patients are titrated from a starter dose of Subsys to their effective dose in accordance with the TIRF REMS protocol.

Investments in Our Infrastructure and Growth.    Our ability to increase our sales and to further penetrate our target market segments is dependent in part on our ability to invest in our infrastructure and in our sales and marketing efforts. In order to drive further growth, we may hire additional sales and marketing personnel and invest in marketing our products to our target physician prescriber base. For example, as of September 30, 2014, we had 249 full-time sales and marketing personnel. This will lead to corresponding increases in our operating expenses, although we anticipate that these investments will result in increased product sales and net revenue. In addition, we have commenced construction on a second dronabinol manufacturing facility, which we anticipate will supply us with sufficient commercial quantities of dronabinol API for our continued commercialization of Dronabinol SG Capsule and for the commercialization of our proprietary dronabinol product candidates, if approved. Capital expenditures associated with the completion of our planned second dronabinol manufacturing facility were approximately $16.3 million as of September 30, 2014. We expect that this facility will be operational in the fourth quarter of 2014. This second facility will also increase our operating expenses. We have incurred and will continue to incur substantial operating costs in connection with our transition to operating as a public company, including increasing headcount and salaries and related expenses, legal and consultant fees, accounting fees, director fees, increased directors’ and officers’ insurance premiums, fees for investor relations services, and enhanced business and accounting systems.

Product Development and Related Regulatory Processes.    Our operating results will also depend significantly on our research and development activities and related regulatory developments. Our research and development expenses were $20.2 million and $5.3 million for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, we had 46 full-time research and development personnel. We expect research and development expenses to increase as we increase related headcount and continue our planned preclinical studies and clinical trials for our product candidates, particularly our proprietary cannabinoid product candidates, including Dronabinol Oral Solution, and sublingual spray product candidates. For example, we estimate that our research and development expenses to complete the development of, and obtain FDA approval for, Dronabinol Oral Solution will be approximately $2.8 million. We do not expect to realize net revenues from all of these research and development initiatives in the near term and may never realize net revenues from these investments. Due to the risks inherent in conducting preclinical studies and clinical trials, the regulatory approval process and the costs of preparing, filing and prosecuting patent applications, our development completion dates and costs will vary significantly for each product candidate and are very difficult to estimate. The lengthy process of seeking regulatory approvals and the subsequent compliance with applicable regulations require the expenditure of substantial additional resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals or acceptable U.S. Drug Enforcement Administration, or DEA, classifications for our product candidates, in particular those related to Dronabinol Oral Solution, could cause our research and development expenditures to increase significantly and, in turn, have a material adverse effect on our results of operations.

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

Sales and Marketing Expenses

Our sales and marketing expenses consist primarily of salaries, commissions, benefits, consulting fees, costs of obtaining prescription and market data, and market research studies related to Subsys. As of September 30, 2014, we had 249 full-time sales and marketing personnel. We expect the number of our sales and marketing personnel to increase as we seek to continue to increase our existing product sales and as any subsequently approved products are commercialized. We expect our sales and marketing expenses, along with our research and development expenses, to be our largest categories of operating expenses for the foreseeable future. In addition, because we use an incentive-based compensation model for our sales professionals, we expect our sales and marketing expenses to fluctuate from period to period based on changes in Subsys net revenue. Specifically, we expect our sales and marketing expenses to increase in the near future to the extent that expected increases in Subsys net revenue are realized.

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

To date, our research and development efforts have been focused primarily on our fentanyl and dronabinol programs. As of September 30, 2014, we had 46 full-time research and development personnel. We expect research and development expenses to increase as we increase related headcount and continue our planned preclinical studies and clinical trials for our product candidates, particularly our proprietary dronabinol product candidates, including Dronabinol Oral Solution. We determine which research and development projects to pursue, as well as the level of funding available for each project, based on the scientific and preclinical and clinical results of each product candidate and related regulatory action. We expect our research and development expenses, along with our sales and marketing expenses, to be our largest categories of operating expenses for the foreseeable future.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, accounting, legal, business development and internal support functions. In addition, general and administrative expenses include facility costs not otherwise included in research and development expenses, and professional fees for legal, consulting and accounting services. As of September 30, 2014, we had 25 full-time general and administrative personnel. We expect general and administrative expense to increase as a result of increasing related headcount, expanding our operating activities and the costs we will incur operating as a public company. We expect these increases to include salaries and related expenses, legal and consultant fees, accounting fees, director fees, increased directors’ and officers’ insurance premiums, fees for investor relations services, and enhanced business and accounting systems.

Interest Expense

Interest expense has consisted primarily of the interest accrued on outstanding promissory notes payable to The John N. Kapoor Trust and the Kapoor Children 1992 Trust. These trusts are controlled by or are affiliated with our founder, Executive Chairman and principal stockholder, Dr. John N. Kapoor. These promissory notes carried interest rates equal to the applicable prime rate plus 2.0%, which was 5.25% as of May 7, 2013. We recorded interest expense of $0.9 million related to accrued interest on these notes during the nine months ended September 30, 2013. Upon completion of our IPO in May 2013, all outstanding principal and accrued interest on the Kapoor Notes converted into 11,115,511 shares of common stock (7,410,341 on a pre-split basis) and all of the Kapoor Notes were cancelled.

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

As of September 30, 2014, we had approximately $1.6 million of federal net operating loss carry forwards (“NOLs”), all of which are subject to a significant Section 382 limitation as noted below. In addition, we have excess tax deductions in the current year of $38.4 million related to stock compensation deductions that are not yet benefited in the financial statements as of September 30, 2014. For federal tax purposes, the Section 382 NOL carryforward is limited on an annual basis and begins expiring in 2034.

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

Based on the above, we have estimated the amount of pre-NeoPharm merger federal NOLs that are available to offset post-NeoPharm merger income at approximately $1.6 million as of September 30, 2014.

For state tax purposes, we had approximately $275 million of state NOLs at September 30, 2014. Approximately $270.6 million of these NOLs relate only to Illinois. Based on projections and our limited activity in Illinois, we estimate that approximately $267.0 million of these Illinois NOLs will not be utilized. For this reason, we recorded a valuation allowance for the estimated tax benefit relating to this amount, or $20.7 million. Generally, the state NOL carryforwards begin expiring in 2027 if not utilized. The Illinois NOLs begin expiring in 2014 if not utilized. Also, as stated above, we have excess tax deductions in the current year of $38.4 million related to stock compensation deductions that are not yet benefited in the financial statements as of the September 30, 2014

Significant Accounting Polices and Estimates

There were no changes in our significant accounting policies and estimates during the nine months ended September 30, 2014 from those set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

Comparison of Three Months Ended September 30, 2014 to Three Months Ended September 30, 2013

The following table presents certain selected consolidated financial data for the three months ended September 30, 2014 and 2013 expressed as a percentage of net revenue:

	Three Months Ended
	September 30,
	2014	2013
Net revenue	100.0%	100.0%
Cost of revenue	9.2	10.6
Gross profit	90.8	89.4
Operating expenses:
Sales and marketing	25.8	27.3
Research and development	12.0	5.9
General and administrative	18.5	14.6
Total operating expenses	56.4	47.9
Operating income	34.4	41.5

Other income (expense):
Interest income	0.1	0.0
Other income (expense), net	-	(0.0)
Total other income (expense)	0.1	(0.0)

Income before income taxes	34.4	41.5
Income tax expense	14.7	1.8

Net income	19.7%	39.7%

Net Revenue.    Net revenue increased $29.1 million, or 100%, to $58.3 million for the three months ended September 30, 2014, compared to $29.2 million for the three months ended September 30, 2013. The increase in net revenue was attributable to the $29.8 million, or 105%, increase in net revenue of Subsys to $58.2 million for the three months ended September 30, 2014 compared to $28.4 million for the three months ended September 30, 2013. The increase in Subsys revenue is primarily as a result of increased prescriptions and change in mix of prescribed dosages as Subsys was a relatively new product during the three months ended September 30, 2013 and also price increases in January 2014 and April 2014. Provisions for wholesaler discounts, patient discounts, rebates and returns increased to $6.3 million, $12.3 million, $7.3 million and $0.2 million, respectively, from the sale of Subsys for the three months ended September 30, 2014, compared to $2.8 million, $2.5 million $2.0 million and $0, respectively, from the sale of Subsys for the three months ended September 30, 2013. The increase in revenue provisions was primarily attributable to increased provisions patient discounts. We expect net revenue from sales of Subsys to continue to increase during the remainder of 2014 due primarily to anticipated increases in the number of prescriptions fulfilled, combined with changes in prescription strength mix.

During the third quarter of 2014, Dronabinol SG Capsule net revenue was $0.1 million as compared with $0.9 million during Q3 2013. We expect that the Dronabinol SG Capsule revenues will continue to be an insignificant portion of our consolidated net revenues prospectively. See Note 7 for a discussion on our ongoing dispute with Mylan.

Cost of Revenue, Gross Profit and Gross Margin.    Cost of revenue increased $2.3 million to $5.4 million for the three months ended September 30, 2014 compared to $3.1 million for the three months ended September 30, 2013. The increase in cost of revenue was primarily attributable to the increase in sales of Subsys during the three months ended September 30, 2014. Gross profit increased $26.8 million to $52.9 million for the three months ended September 30, 2014 compared to $26.1 million for the three months ended September 30, 2013 due primarily to the increase in sales of Subsys. Gross margin for the three months ended September 30, 2014 was approximately 91% compared to approximately 89% for the three months ended September 30, 2013.

Sales and Marketing Expense.    Sales and marketing expense increased $7.1 million to $15.1 million for the three months ended September 30, 2014 compared to $8.0 million for the three months ended September 30, 2013. The increase in sales and marketing expense was due primarily to variable sales compensation expense and incremental product marketing expense associated with the increase in sales of Subsys. As Dronabinol SG Capsule is marketed by Mylan, we did not incur any sales and marketing expense related to Dronabinol SG Capsule.

Research and Development Expense.    Research and development expense increased $5.3 million to $7.0 million for the three months ended September 30, 2014 compared to $1.7 million for the three months ended September 30, 2013. The increase in research and development expense was due primarily to an increase in clinical expenses, product development, and an increase in research and development personnel during 2014 in response to our growing product pipeline.

General and Administrative Expense.    General and administrative expense increased $6.5 million to $10.8 million for the three months ended September 30, 2014 compared to $4.3 million for the three months ended September 30, 2013. The increase in general and administrative expense was due primarily to increases in legal expense incurred in connection with various ongoing litigation and subpoena related matters, stock-based compensation costs, and administrative infrastructure to support the growth of Subsys sales combined with increased cost of being a public company during 2014.

Income Tax Expense.     Provision for income taxes was $8.6 million for the three months ended September 30, 2014. Income tax expense was $0.5 million for the three months ended September 30, 2013 and represents estimated alternative minimum tax and state tax liability. As of September 30, 2014, we had approximately $1.6 million of federal and $275.0 million of state net operating loss carry forwards.

We had unrecognized tax benefits of approximately $0.3 million as of September 30, 2014, primarily associated with tax positions taken in prior year. No significant penalties or interest are included in income taxes or accounted for on the balance sheet related to unrecognized tax positions.

Comparison of Nine Months Ended September 30, 2014 to Nine Months Ended September 30, 2013

The following table presents certain selected consolidated financial data for the nine months ended September 30, 2014 and 2013 expressed as a percentage of net revenue:

	Nine Months Ended
	September 30,
	2014	2013
Net revenue	100.0%	100.0%
Cost of revenue	10.7	12.6
Gross profit	89.3	87.4
Operating expenses:
Sales and marketing	26.2	31.7
Research and development	13.0	9.1
General and administrative	19.3	15.9
Total operating expenses	58.5	56.7
Operating income	30.8	30.7

Other income (expense):
Interest income	0.1	0.0
Other income (expense), net	-	(1.6)
Total other income (expense)	0.1	(1.6)

Income before income taxes	30.8	29.1
Income tax expense	12.4	1.5

Net income	18.4%	27.5%

Net Revenue.    Net revenue increased $96.5 million, or 163%, to $155.6 million for the nine months ended September 30, 2014, compared to $59.1 million for the nine months ended September 30, 2013. The increase in net revenue was attributable to the $96.8 million, or 171%, increase in net revenue of Subsys to $153.4 million for the nine months ended September 30, 2014 compared to $56.6 million for the nine months ended September 30, 2013. The increase in Subsys revenue is primarily as a result of increased prescriptions and change in mix of prescribed dosages as Subsys was a relatively new product during the nine months ended September 30, 2013 and also price increases in January 2014 and April 2014. Provisions for wholesaler discounts, patient discounts, rebates and returns increased to $15.5 million, $22.0 million, $17.0 million and $1.7 million, respectively, from the sale of Subsys for the nine months ended September 30, 2014, compared to $5.8 million, $6.4 million, $4.0 million, and $0 million, respectively, from the sale of Subsys for the nine months ended September 30, 2013. We expect net revenue from sales of Subsys to continue to increase during the remainder of 2014 due primarily to anticipated increases in the number of prescriptions fulfilled, combined with changes in prescription strength mix.

During July 2014, we were noticed by Mylan that certain Dronabinol SG Capsule inventories were approaching their product expiry date, and therefore, the inventory was not saleable to Mylan customers.  As a result of this notice, we recorded $0.7 million in revenue related to the recognition of non-refundable deposits for amounts paid by Mylan for this inventory, and a corresponding $1.4 million charge to cost of goods sold into it operating results for the second quarter of 2014. During Q3 2014, Dronabinol SG Capsule net revenues were $0.1 million. We expect that the Dronabinol SG Capsule revenues will continue to be an insignificant portion of our consolidated net revenues prospectively. See Note 7 for a discussion on our ongoing dispute with Mylan.

Cost of Revenue, Gross Profit and Gross Margin.    Cost of revenue increased $9.2 million to $16.7 million for the nine months ended September 30, 2014 compared to $7.5 million for the nine months ended September 30, 2013. The increase in cost of revenue was primarily attributable to the increase in sales of Subsys during the nine months ended September 30, 2014. Gross profit increased $87.3 million to $138.9 million for the nine months ended September 30, 2014 compared to $51.6 million for the nine months ended September 30, 2013. Gross margin for the nine months ended September 30, 2014 was approximately 89% compared to approximately 87% for the nine months ended September 30, 2013.

Sales and Marketing Expense.    Sales and marketing expense increased $22.1 million to $40.8 million for the nine months ended September 30, 2014 compared to $18.7 million for the nine months ended September 30, 2013. The increase in sales and marketing expense was due primarily to variable sales compensation expense and incremental product marketing expense associated with the increase in sales of Subsys, as Subsys was initially marketed in 2012. As Dronabinol SG Capsule is marketed by Mylan, we did not incur any sales and marketing expense related to Dronabinol SG Capsule.

Research and Development Expense.    Research and development expense increased $14.9 million to $20.2 million for the nine months ended September 30, 2014 compared to $5.3 million for the nine months ended September 30, 2013. The increase in research and development expense was due primarily to a $3.1 million stock-compensation expense recorded in connection with the acceleration of vesting of stock options of a former employee, an increase in clinical expenses, product development, and an increase in research and development personnel during 2014 in response to our growing product pipeline.

General and Administrative Expense.    General and administrative expense increased $20.6 million to $30.0 million for the nine months ended September 30, 2014 compared to $9.4 million for the nine months ended September 30, 2013. The increase in general and administrative expense was due primarily to increases in legal expense incurred in connection with various ongoing litigation and subpoena related matters, stock-based compensation costs, and administrative infrastructure to support the growth of Subsys sales combined with increased cost of being a public company during 2014.

Other Income/Expense.     We incurred no interest expense for the nine months ended September 30, 2014, compared to interest expense of $0.9 million for the nine months ended September 30, 2013. The decrease in interest expense was primarily a result of the conversion of the Kapoor Notes to common stock and the repayment of our previous $15.0 million line of credit in May 2013.

Income Tax Expense.     Provision for income taxes was $19.3 million for the nine months ended September 30, 2014, representing an effective tax rate of 40.3%. Income tax expense was $0.9 million for the nine months ended September 30, 2013 and represents estimated alternative minimum tax and state tax liability. As of September 30, 2014, we had approximately $1.6 million of federal and $275.0 million of state net operating loss carry forwards.

We had unrecognized tax benefits of approximately $0.3 million as of September 30, 2014, primarily associated with tax positions taken in prior year. No significant penalties or interest are included in income taxes or accounted for on the balance sheet related to unrecognized tax positions.

Liquidity and Capital Resources

 Sources of Liquidity

We incurred losses from our inception through December 31, 2012. Although we began generating positive operating cash flows in connection with the commercial launch of Subsys during the first quarter of 2013, and continued to do so through the current quarter, as of September 30, 2014, we have an accumulated deficit of $60.4 million. Prior to our initial public offering, or IPO, we financed our operations primarily through the issuance of promissory notes to The John N. Kapoor Trust and the Kapoor Children 1992 Trust, which are controlled by or affiliated with our founder, Executive Chairman and principal stockholder.

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

On September 30, 2014, our $15,000,000 revolving credit facility (the “Facility”), which we entered into in October 2013 with JPMorgan Chase Bank, N.A. matured. As of December 31, 2013, no amounts were outstanding under the Facility.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in millions):

	Nine Months Ended
	September 30,
	2014	2013
Net cash provided by operating activities	$33.8	$13.8
Net cash used in investing activities	(57.4)	(3.6)
Net cash provided by financing activities	25.6	20.7

Net increase in cash and cash equivalents	2.0	30.9
Cash and cash equivalents, beginning of period	45.4	0.4

Cash and cash equivalents, end of period	$47.4	$31.3

Cash Flows From Operating Activities.     Net cash provided by operating activities was $33.8 million and $13.8 million for the nine months ended September 30, 2014 and 2013, respectively. The net cash provided during the nine months ended September 30, 2014 primarily reflects the net income for the period driven primarily by growth in Subsys net sales, adjusted in part by depreciation and amortization, stock-based compensation expense and is also impacted by changes in working capital.

Cash Flows From Investing Activities.     Net cash used in investing activities was $57.4 million and $3.6 million for the nine months ended September 30, 2014 and 2013, respectively, and consists primarily of the purchase of investments and property and equipment.

Cash Flows From Financing Activities.     Net cash provided by financing activities was $25.7 million for the nine months ended September 30, 2014, as compared to $20.7 million for the nine months ended September 30, 2013. During the nine months ended September 30, 2014, we recorded excess tax benefits on stock options and awards of $19.5 million, proceeds from the exercise of stock options of $5.1 million and proceeds from shares issued under an employee stock purchase plan of $1.1 million. During the nine months ended September 30, 2013, we received $32.4 million in net proceeds in connection with an IPO and we used $11.9 million of these proceeds to make a payment against a previous line of credit.

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

Although we generated cash from operating activities during the nine months ended September 30, 2014 and we expect to continue to fund our operations primarily from operating activities, we cannot guarantee that we will generate sufficient operating cash flows to fund our planned activities. We cannot be sure that additional financing will be available when needed, or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. If we raise additional funds by issuing equity or convertible securities, substantial dilution to existing stockholders will likely result. If we raise additional funds by incurring new debt obligations, the terms of the debt will likely require significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

You should carefully consider the risks described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, as well as other factors discussed herein under “Forward-Looking Statements” in Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein. Other than the risk factor set forth below, there have been no material changes from the risk factors disclosed in Part I, Item 1A, in our Annual Report on Form 10-K.

The unpredictably and regulation surrounding reimbursement on Subsys may affect our financial condition and results of operations.

Our sales of, and revenue from, Subsys depend in significant part on the coverage and reimbursement policies of third-party payers, including government payers such as Medicare and Medicaid, and private health insurers. All third-party payers are sensitive to the cost of drugs and consistently implement efforts to control these costs, which efforts include, but are not limited to, establishing excluded or preferred drug lists. Subsys has been, and will likely continue to be, subject to these restrictions and impediments from third-party payers, particularly pharmacy benefit managers (“PBMs”) and private health insurers. Our product, Subsys, has been included on an exclusion list for at least one PBM and may in the future be included on other PBM exclusion lists. These PBMs, which administer prescription drug benefits for employers and health plans and runs large mail-order pharmacies, have significant influence in the insurance industry. While most PBMs have an exception process that physicians may pursue to have an off-formulary, medically necessary drug covered for patients, being placed on an exclusion list makes it difficult for many patients covered through a PBM administered plan to have Subsys covered by insurance.  In the future, we may not be able to work with other PBMs to evaluate price increases and to communicate with managed care and health-system decision-makers to ensure a balanced approach which takes into account the clinical performance and efficacy of our products. Moreover, in the United States, there have been, and we expect there will continue to be, a number of state and federal proposals that limit the amount that third party payers may pay to reimburse the cost of drugs, particularly for state and federal government programs such as Medicare and Medicaid, as well as managed care providers and private insurance plans. We believe the increasing emphasis on managed care in the United States has and will continue to put pressure on the price and usage of Subsys. Our ability to generate revenue is affected by the availability of third-party reimbursement for Subsys and our results of operations will be negatively affected if we fail to manage adequate reimbursement levels for Subsys from such third-party payers.

In addition, our business operations include administrative reimbursement support assistance for patients, in large part through our insurance reimbursement support hub, to help patients work with their insurance companies. The reimbursement support assistance provided by us, including our insurance reimbursement support hub, is subject to extensive and complex federal and state laws and varied third party payers standards, procedures, processes and conditions.  Our compliance with applicable laws, regulations and standards is expensive and time consuming and substantial governmental resources exist to enforce and prosecute these applicable laws, regulations and standards and companies that violate such laws, regulations and standards may face substantial penalties. The potential sanctions include significant civil, criminal and administrative penalties, damages and fines and exclusion from participation in federal health care programs. Because of the breadth of these laws and the lack of extensive legal guidance in the form of regulations or court decisions, it is possible that some of our business activities could be subject to challenge or penalty under one or more of these laws. Such a challenge, irrespective of the underlying merits of the challenge or the ultimate outcome of the matter, could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

ITEM 6. EXHIBITS

The Exhibit Index immediately following the Signatures to this Form 10-Q is hereby incorporated by reference into this Form 10-Q.

INSYS THERAPEUTICS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSYS THERAPEUTICS, INC.

Dated: November 12, 2014	By:	/s/ Michael L. Babich
Michael L. Babich
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Darryl S. Baker
Darryl S. Baker
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation of Insys Therapeutics, Inc.

3.2(2)	Amended and Restated Bylaws of Insys Therapeutics, Inc.

3.3(3)	Certificate of Designation of Series A Junior Participating Preferred Stock (3).

4.1(4)	Rights Agreement, dated August 15, 2014 between the Insys Therapeutics, Inc. and Computershare Trust Company, N.A.

10.1	Employment Offer Statement effective January 31, 2014 by and between Insys Therapeutics, Inc. and Franc Del Fosse.

10.2(5)	Separation and Consulting Agreement dated October 31, 2014 between Insys Therapeutics, Inc. and Christopher Homrich.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, (filed herewith).

32

Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Previously filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, and incorporated herein by reference.

(2)	Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 8, 2013, and incorporated herein by reference.

(3)	Previously filed as 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 18, 2014 and incorporated here by reference.

(4)	Previously filed as 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 18, 2014 and incorporated here by reference

(5)	Previously filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed with the SEC on October 31, 2014 and incorporated here by reference.