Form 10-K
period 2014-12-31
Insys Therapeutics, Inc.
filed 2015-03-03
CIK 1516479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission File Number: 001-35902

Insys Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	51-0327886
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation)	Identification No.)

1333 S. Spectrum Blvd, Suite 100, Chandler, Arizona	85286
(Address of Principal Executive Offices)	(Zip Code)

(480) 500-3127

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name Of Each Exchange On Which Registered
Common Stock, $0.01 Par Value Per Share	The NASDAQ Global Market LLC

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐       No   ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $318.4 million as of June 30, 2014 based on the closing sales price of the common stock on the NASDAQ Global Market.

 There were 35,459,644 shares of the registrant’s common stock issued and outstanding as of February 26, 2015.

Documents Incorporated by Reference

Portions of the registrant's Proxy Statement relating to its 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2014, are incorporated by reference in Part III of this Form 10-K.

2014 FORM 10-K ANNUAL REPORT

GLOSSARY OF TERMS

The following glossary provides definitions for certain acronyms and terms used in this Annual Report on Form 10-K. These acronyms and terms are specific to our company, commonly used in our industry, or are otherwise frequently used throughout our document.

Abbreviated Term	Defined Term

ANDA	Abbreviated New Drug Application
API	Active pharmaceutical ingredient
Aptar	AptarGroup, Inc.
ATRA	American Taxpayer Relief Act of 2012
BTCP	Breakthrough cancer pain
Catalent	Catalent Pharma Solutions, LLC
CBD	Synthetic cannabidiol
cGMP	Current Good Manufacturing Practices
CINV	Chemotherapy-induced nausea and vomiting
CMS	Centers for Medicare & Medicaid Services
CRO	Contract Research Organization
CSA	Federal Controlled Substances Act of 1970
DEA	U.S. Drug Enforcement Administration
DPT	DPT Lakewood, LLC
ESI	Express Scripts, Inc.
FDA	U.S. Food and Drug Administration
FDCA	Federal Food, Drug, and Cosmetic Act
GCP	Good Clinical Practices
GI	Gastrointestinal
HIPAA	Health Insurance Portability and Accountability Act of 1996
HITECH	Health Information Technology for Economic and Clinical Health Act of 2009
IND	Investigational New Drug Application
Insys Pharma	Insys Pharma, Inc.
IPO	Initial public offering
IRB	Institutional Review Board
JOBS Act	Jumpstart Our Business Startups Act of 2012
MMA	Medicare Prescription Drug, Improvement, and Modernization Act of 2003
NDA	New Drug Application
NeoPharm	NeoPharm, Inc.
NOL	Net operating loss carryforward
NSAID	Non-steroidal anti-inflammatory drug
Orange Book	FDA's Approved Drug Products with Therapeutic Equivalence Evaluations
PBM	Pharmacy Benefit Managers
PK	Pharmacokinetics
PPACA	Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010
QSR	FDA's Quality System Regulation
REMS	Risk Evaluation and Mitigation Strategy
RLD	Reference listed drug
THC	Delta-9-tetrahydrocannabinol
TIRF	Transmucosal immediate-release fentanyl
VC	Vomiting center

PART I

ITEM 1.                  BUSINESS

Overview

As used in this Form 10-K, “we,” “us,” and “our” refer to Insys Therapeutics, Inc.

We are a commercial-stage specialty pharmaceutical company that develops and commercializes innovative supportive care products. We have two marketed products: Subsys, a proprietary sublingual fentanyl spray for BTCP in opioid-tolerant patients and Dronabinol SG Capsule, a generic equivalent to Marinol (dronabinol), an approved second-line treatment of CINV and anorexia associated with weight loss in patients with AIDS.

Insys Therapeutics, Inc. was incorporated in Delaware in June 1990, and we maintain headquarters in Chandler, Arizona.  We were in the development stage through December 31, 2011. The year 2012 is the first year during which we were considered an operating company and were no longer in the development stage.  We completed our initial public offering of common stock in May 2013.  On November 8, 2010, we effected a merger with NeoPharm in a transaction accounted for as a reverse acquisition, or the NeoPharm merger. All of our outstanding share capital was exchanged for newly-issued shares of common stock and convertible preferred stock of NeoPharm.  As a result of the NeoPharm merger, we became a wholly-owned subsidiary of NeoPharm and changed our name to Insys Pharma.  NeoPharm then changed its name to Insys Therapeutics, Inc.  The financial statements for all periods subsequent to the November 8, 2010 NeoPharm merger date are the consolidated financial statements of Insys Therapeutics, Inc. and Insys Pharma.

 Information about our company and communities is provided on our Internet website at www.insysrx.com.  The information contained on our website is not part of this Annual Report on Form 10-K.  Our periodic and current reports, including any amendments, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended are available, free of charge, on our website as soon as reasonably practicable after they are electronically filed with or furnished to SEC. These filings are also available on the SEC’s website at www.sec.gov.  Information contained on our website it not considered part of this annual report.

We are leveraging our capabilities in cannabinoid formulation and manufacturing, as well as our sublingual spray drug delivery technology, to develop a robust portfolio of differentiated, wholly-owned product candidates. Our lead product candidate is Dronabinol Oral Solution, a proprietary, orally administered liquid formulation of dronabinol, which will be our second branded supportive care product, if it successfully obtains all required regulatory approvals. We believe this product candidate may provide increased flexibility in dosing for doctors and more convenient delivery and an improved absorption profile for patients, which may ultimately increase patient compliance because of more rapid onset of action and less dose-to-dose variability and allow us to further penetrate and potentially expand the market for the use of dronabinol. We intend to market Dronabinol Oral Solution and any other future supportive care products, if approved, through our commercial organization.

Our Products and Product Candidates

Subsys is a proprietary, single-use product that delivers fentanyl, an opioid analgesic, for transmucosal absorption underneath the tongue. We filed our NDA in March 2011 and received marketing approval for Subsys from the FDA in January 2012 for the treatment of BTCP. BTCP is characterized by sudden, often unpredictable, episodes of pain which can peak in severity at less than one minute to 10 minutes despite background pain controlled by medication. We believe Subsys is an important, differentiated treatment option for patients and physicians relative to other TIRF products due to its rapid onset of action, improved bioavailability, most complete range of dosage strengths and ease of administration. Our product label includes data from our pivotal clinical trial demonstrating that Subsys provides pain relief at five minutes, which represents the most rapid onset of action in the TIRF class of products. Also, in a head-to-head study, Subsys demonstrated 76% bioavailability versus 51% for Actiq. Further, Subsys offers the most complete range of dosage strengths in the TIRF class of products, consisting of 100 to 1,600 microgram, or mcg, doses. Patients can administer Subsys in less than one minute while Actiq and Fentora, the leading branded TIRF products, can require 14 to 30 minutes to administer.

We launched Subsys as a commercial product in March 2012. Upon launch, Subsys was the fourth new branded product in the TIRF market over the prior five years. Within the first four weeks of product launch, Subsys realized greater market share than the previous three branded products combined at their respective peak market penetration levels according to Source Healthcare Analytics. In December 2014, Subsys was the most prescribed TIRF product with 40.2% market share on a prescription basis according to IMS. Through our ongoing commercial initiatives, we believe we can continue to grow our market share and net revenue for Subsys. According to Source Healthcare Analytics, in 2014, TIRF products generated $450.4 million in annual U.S. product sales. Traditionally, the physician prescriber base for TIRF products is concentrated, with approximately 1,594 physicians writing 90% of all TIRF product prescriptions in 2014, according to IMS. As a result, our commercial organization has been able to promote Subsys using a highly targeted approach designed to maximize impact with physicians who are TIRF REMS enrolled. In addition, our commercial organization continues to specifically target oncology health care providers and practices.

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

Dronabinol SG Capsule is a dronabinol soft gelatin capsule that is a generic equivalent to Marinol, an approved second-line treatment for CINV and anorexia associated with weight loss in patients with AIDS. Dronabinol, the active ingredient in Marinol, is a synthetic cannabinoid whose chemical name is THC. Dronabinol SG Capsule was the first approved product in our family of dronabinol product candidates that we are developing. We commercialize Dronabinol SG Capsule through our exclusive supply and distribution agreement with Mylan Pharmaceuticals Inc. We believe that Marinol and its generic equivalents have limitations in their current formulations. Marinol is characterized by a highly variable bioavailability and an onset of action that ranges from 30 minutes to one hour. We are developing additional proprietary formulations of dronabinol, the most advanced of which is Dronabinol Oral Solution, to address these limitations.

Our lead product candidate is Dronabinol Oral Solution, a proprietary, orally administered liquid formulation of dronabinol, which has yet to be approved for commercialization. Dronabinol Oral Solution has demonstrated more rapidly detectable blood levels and a more reliable absorption profile than Marinol in our clinical studies. In 2012, we completed a pre-NDA meeting with the FDA and a pivotal bioequivalence study. Our pivotal bioequivalence study measured the PK of Dronabinol Oral Solution versus Marinol. This PK study demonstrated that 100% of subjects receiving Dronabinol Oral Solution achieved detectable plasma levels at 15 minutes compared to less than 25% of subjects receiving Marinol. In this study, Dronabinol Oral Solution also demonstrated a 44% decrease in the patient coefficient of variation for area under the curve, or AUC, which is indicative of greater patient exposure to drug. We believe these product attributes could result in Dronabinol Oral Solution capturing a significant share of the existing U.S. market for dronabinol products, which was $156 million in 2014, according to Source Healthcare Analytics, and potentially expanding the usage of dronabinol-based products. We expect to submit our Dronabinol Oral Solution NDA with the FDA in the first half of 2015.

The Potential Market for BTCP Management

The National Cancer Institute estimated that in 2011 there were approximately 13.4 million people in the United States who had been diagnosed or were living with cancer. According to the American Cancer Society, the number of patients with cancer continues to increase as the population ages and diagnosis, treatment and survival rates improve due to higher standards of care and greater patient access to health care. Cancer patients often suffer from symptoms such as pain, nausea, vomiting, fatigue, weight loss and anemia as a result of their cancer or radiation and chemotherapy treatments intended to eradicate or inhibit the growth of cancerous cells and tumors. Pain is a widely prevalent symptom of cancer patients, an estimated 50% to 90% of whom also suffer from BTCP. We believe that the acute pain episodes of BTCP patients are not adequately managed by oncologists and pain specialists, creating an opportunity for us to educate these medical professionals and promote effective BTCP management using Subsys. According to a 2004 study by the American Society of Clinical Oncology, it is estimated that 60% to 80% of all cancer patients who receive chemotherapy experience nausea and vomiting associated with their therapy. We believe current therapies do not adequately address the needs of many of these patients. Supportive care is an important component in the treatment of cancer patients, as suggested by an August 2010 article in the New England Journal of Medicine indicating that improved supportive care in cancer patients prolonged median survival by over two months. By focusing on supportive care products, we believe we can contribute to the improvement of cancer patient outcomes and survival rates.

Strategy

Grow Subsys market share and revenues.    We launched Subsys as a commercial product in March 2012. By December 2014, we had a 40.2% share of the overall TIRF market, according to IMS. We believe that we can continue to increase Subsys net product revenue through further market penetration and educating the medical community to ensure that patients are titrated to an effective dose of Subsys and have access to Subsys. In addition, we may conduct post-marketing clinical trials to seek to establish incremental uses for Subsys in the supportive care market or other advantages that Subsys may have over existing fentanyl products.

Achieve FDA approval for Dronabinol Oral Solution and advance our synthetic cannabinoid product pipeline.    We believe there is an unmet patient need for a more reliable synthetic THC for treating CINV and anorexia associated with weight loss in patients with AIDS. In a pivotal bioequivalence study, our Dronabinol Oral Solution product candidate has demonstrated rapid and more reliable absorption, which we believe represents an attractive product profile relative to Marinol. We are also evaluating proprietary sublingual spray, inhaled and intravenous formulations of dronabinol in preclinical testing. We also have the capability to manufacture CBD and we intend to pursue clinical studies that could result in future commercial products containing CBD. We expect to submit our Dronabinol Oral Solution NDA with the FDA, in the first half of 2015.

Continue to leverage our cost-efficient commercial organization to market Subsys and, if approved, Dronabinol Oral Solution and other complementary products. We commercialize Subsys through a cost-efficient commercial organization utilizing an incentive-based sales model similar to that employed by Sciele Pharma and other companies previously led by members of our board of directors, including our founder and Executive Chairman. We intend to market Dronabinol Oral Solution and other proprietary supportive care products, if approved, using the same approach and our commercial organization. We target our product detailing efforts towards oncologists, pain specialists and centers that focus on supportive care in these areas. We may also pursue opportunities to acquire commercial products or product candidates that could further leverage our supportive care commercial organization.

Use our core competencies and expertise to expand our dronabinol and cannabidiol manufacturing capabilities.    Since dronabinol is difficult to import, procure and produce, we have a U.S.-based, state-of-the-art dronabinol manufacturing facility, which we anticipate will be able to supply the API for Dronabinol SG Capsule and initial launch quantities of Dronabinol Oral Solution, if approved. In 2014, we completed construction of a second manufacturing facility that will enable us to supply sufficient commercial quantities of dronabinol API for our continued commercialization of Dronabinol SG Capsule and for the commercialization of our proprietary synthetic cannabinoid product candidates, if approved.

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

Our Products and Product Candidates

The following table summarizes certain information regarding our marketed products and most advanced product candidates:

Franchise	Product or Product Candidate	Regulatory Pathway	Indication	Status

Spray	Subsys	505(b)(2)	BTCP in Opioid-Tolerant Patients	Marketed

Dronabinol	Dronabinol SG Capsule	ANDA	CINV and Anorexia Associated with Weight Loss in Patients with AIDS	Marketed(1)

	Dronabinol Oral Solution	505(b)(2)(2)		NDA Pending(3)

	Dronabinol Line Extensions	505(b)(2)(2)		Preclinical

______________________________

(1)	Marketed in the United States under an exclusive distribution agreement with Mylan Pharmaceuticals Inc.
(2)

Anticipated regulatory pathway. A 505(b)(2) NDA relies for its approval upon studies that were not conducted by or for the applicant, and for which the applicant has not obtained a right of reference. The applicant may rely on the FDA’s findings of safety and/or effectiveness for a previously approved drug (the “reference drug”). However, the applicant must still provide any additional preclinical or clinical data necessary to ensure that differences from the reference drug do not compromise safety and effectiveness. For Dronabinol Oral Solution and our Dronabinol Line Extensions, we expect to use Marinol as the reference drug.

(3)	We expect to submit an NDA with the FDA in the first half of 2015.

Additionally, we are focused on the development of other earlier stage product candidates. Specifically, we are currently completing preclinical work on three products that utilize our proprietary spray technology platform with the goal of expanding our supportive care franchise:

●	Buprenorphine (semi-synthetic opioid to treat moderate and acute chronic pain)

●	Buprenorphine/Naloxone (opioid antagonist to treat addiction)

●	Ondansetron (serotonin 5-HT3 receptor antagonist used mainly as an antiemetic to treat nausea and vomiting following chemotherapy)

We have also initiated preclinical development of three additional sublingual spray candidates:

●	Sildenafil (the active ingredient in Viagra)

●	Diclofenac (a NSAID taken or applied to reduce inflammation and as an analgesic reducing pain)

●	Ketorolac (for short-term management of moderate to moderately severe pain requiring analgesia at the opioid level)

Further, we have the ability to manufacture pure, synthetic cannabidiol in our DEA approved and FDA inspected Round Rock, TX manufacturing facility and have received orphan drug designations from the FDA for the following:

●	Dravet Syndrome (a rare, catastrophic form of intractable epilepsy that begins in infancy)

●	Lennox-Gastaut syndrome (a severe form of epilepsy with the typical onset at 2-6 years of age)

●	Pediatric Schizophrenia (a severe brain disorder that causes a child to interpret reality abnormally and has a profound impact on the child’s behavior and development)

●	Glioma (a tumor of the brain or nervous system)

●	Glioblastoma Multiforme (a common and aggressive form of malignant brain cancer)

Subsys Sublingual Fentanyl Spray

Subsys is a proprietary, single-use product that delivers fentanyl, an opioid analgesic, for transmucosal absorption underneath the tongue. We received marketing approval for Subsys from the FDA on January 4, 2012 for the treatment of BTCP. BTCP is characterized by sudden, often unpredictable, episodes of pain which can peak in severity at less than one minute to 10 minutes despite background pain controlled by medication. We believe Subsys is an important, highly differentiated treatment option for patients and physicians relative to other TIRF products due to its rapid onset of action, improved bioavailability, most complete range of dosage strengths and ease of administration. According to IMS, TIRF products generated $450.4 million in U.S. sales in 2014.

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

Following rapid onset that peaks at less than one minute to 10 minutes, BTCP episodes can last several minutes to an hour, and usually occur several times per day. Pain is a widely prevalent symptom of cancer patients, approximately 60% of cancer patients with persistent pain experience BTCP, which is particularly difficult to treat due to its severity, rapid onset and the often unpredictable nature of its occurrence. Physicians typically treat BTCP with a variety of short-acting opioid medications, including morphine, morphine and codeine derivatives and fentanyl.

Morphine and codeine derivatives have been available for decades in immediate-release forms of tablets, capsules or liquids that are ingested by the patient. More recently-approved short-acting opioid-based fentanyl formulations utilize transmucosal delivery in an attempt to improve upon existing fentanyl therapies. Teva Pharmaceutical Industries Ltd.’s Actiq, approved by the FDA in 1998 and currently available in several generic options, is an oral transmucosal lozenge, and Fentora, the leading branded TIRF product, approved by the FDA in 2006, is a fentanyl buccal tablet. Three other companies have received approval for branded TIRF products since 2009 including BioDelivery Sciences International, Inc.’s Onsolis, a soluble film placed on the buccal area after wetting the inside of the cheek with saliva or water, Galena Pharmaceutical’s Abstral, an immediate-release transmucosal sublingual tablet, and Depomed’s Lazanda, a nasal spray. According to Source Healthcare Analytics, TIRF products generated $450.4 million in 2014 U.S. sales. Although these existing therapies provide improvements over oral opioids, we believe that Subsys market adoption to date demonstrates that the current treatment options have limitations and that there remains a significant unmet need for therapies that provide faster pain relief, more convenient dose administration and a better PK profile.

Limitations of Competing TIRF Therapies

We believe that the BTCP market is underserved due to the limitations of the current market-leading TIRF therapies, which include:

●

Time until statistically significant pain relief:    Patients suffering from BTCP require rapid pain relief as peak intensity of episodic breakthrough pain can occur at less than one minute to 10 minutes from the onset of pain symptoms. The peak effect of Actiq and Fentora may be delayed as it may take up to 14 to 30 minutes for the lozenge or tablet to fully dissolve and be absorbed. In addition, oral immediate-release opioids are metabolized in the liver and consequently may take up to 30 to 45 minutes to become effective.

●

Pharmacokinetic profile:    Actiq and its generic equivalents achieve bioavailability of approximately 50% and require 15 to 30 minutes for absorption. Up to half of the delivered dose of competing TIRF treatments is swallowed and is absorbed slowly through the GI tract which we believe may delay the onset of pain relief and contribute to side effects.

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

Subsys Market Experience to Date

Prescription Trends:    Monthly prescription data through January 2015 shows that approximately 77,000 prescriptions of Subsys have been dispensed since launch in March 2012. Subsys’ total prescription share of the TIRF market has increased each quarter since launch. In December 2014, Subsys was the most prescribed branded TIRF product with 40.2% market share.

Physician Prescriber Base:    Approximately 1,594 physicians were responsible for 90% of all TIRF prescriptions dispensed in 2014, according to IMS. We have targeted our initial commercialization efforts towards the majority of these high prescribers. As of December 2014, there were approximately 2,000 unique physician prescribers of Subsys. As of December 2014, approximately 95% of the top 82 TIRF prescribers had prescribed Subsys. These physicians accounted for 30% of TIRF prescriptions, according to IMS.

Patient Use:   Existing patient data generated by available databases demonstrates that the number of Subsys-experienced patients has increased steadily since launch with over 13,700 unique patients as of December 2014. Importantly, the proportion of Subsys prescriptions written for repeat Subsys patients has continued to increase since July 2012 from 50% of prescriptions to over 88% of prescriptions as of December 2014. Generally, repeat Subsys patients receive higher doses of Subsys on average than first-time patients, as patients are titrated from a starter dose of Subsys to their effective dose in accordance with the REMS protocol.

Patient Access:    Subsys is a Tier 3 medication available under most major commercial health insurance plans. Some third-party payors require usage and failure on cheaper generic versions of Actiq prior to providing reimbursement for Subsys and other branded TIRF products. We believe that physicians and payors will develop greater familiarity with both the differentiated features of Subsys and the process to achieve patient access to the product from continued and broader usage of Subsys by their patients. We offer patients a free trial of Subsys to allow for titration to their effective dose and bridge the prior authorization process. Once third-party payor reimbursement is in place, we offer patients coupons to reduce out of pocket costs.

Dronabinol Product Family

We have one approved dronabinol product and are developing several innovative dronabinol product candidates for the second-line treatment of CINV and anorexia associated with weight loss in patients with AIDS. We received FDA approval for Dronabinol SG Capsule in 2011, and we currently commercialize this product in the United States through our exclusive distribution agreement with Mylan. We believe a significant unmet medical need exists for formulations of dronabinol that act more rapidly, are subject to less variable patient absorption and allow for more flexible dosing. Our lead proprietary dronabinol product candidate is Dronabinol Oral Solution. We expect to submit our NDA with the FDA in the first half of 2015 on our Dronabinol Oral Solution. In addition, we are evaluating proprietary sublingual spray, inhaled and intravenous formulations of dronabinol in preclinical studies.

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

Although the pathophysiology of CINV is not clearly understood, it is thought that chemotherapeutic agents cause vomiting by activating neurotransmitter receptors located in the chemoreceptor trigger zone, GI tract, and VC. Activation of the VC directly or through the chemoreceptor trigger zone results in stimulation of the salivation and respiratory centers as well as control of the pharyngeal, GI and abdominal muscles. This stimulation can trigger the body to retch and vomit.

Treatment of CINV is highly patient-specific and is based on the emetogenic potential of the chemotherapy regimen. According to IMS Health, U.S. sales for drugs treating CINV were $1.3 billion in 2013, though published reports suggest that current therapies are not entirely effective. A 2004 report published in Cancer estimated that approximately 35% of patients treated with CINV therapies continue to experience acute nausea, with 13% of CINV patients experiencing acute vomiting after first-line treatment.

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

Dronabinol SG Capsule

Dronabinol SG Capsule is our generic version of Marinol approved by the FDA in August 2011. Dronabinol SG Capsule is a simple solution of dronabinol in sesame oil that is encapsulated in soft gelatin. Dronabinol SG Capsule is supplied in 2.5, 5.0 and 10.0 mg dosage strengths. We launched Dronabinol SG Capsule in the United States through our exclusive distribution partner, Mylan, in December 2011. See Note 8 under the heading “Legal Matters” in the Notes to our Consolidated Financial Statements for a discussion regarding our ongoing dispute with Mylan in connection with distributing this product.

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

We completed a pre-NDA meeting with the FDA on April 17, 2012 and subsequently in 2012 completed a pivotal bioequivalence study for Dronabinol Oral Solution. Our pivotal bioequivalence study was a 52-patient crossover bioavailability and PK clinical trial comparing Dronabinol Oral Solution with Marinol. In the study, 100% of subjects receiving Dronabinol Oral Solution achieved detectable plasma levels at 15 minutes compared to less than 25% of the subjects receiving Marinol, and Dronabinol Oral Solution demonstrated a more than 60% decrease in dose-to-dose drug exposure variability as measured by patient coefficient of variation for AUC. We expect to submit an NDA with the FDA for Dronabinol Oral Solution in the first half of 2015.

Other Product Candidates

Our other product candidates include other dronabinol line extensions and sublingual spray product candidates.

Future Cannabinoid Line Extensions.    As described above, we plan to develop additional dronabinol delivery systems, including proprietary sublingual spray, inhalation and intravenous dronabinol formulations. All of these product candidates are in preclinical development. We have also submitted a supplemental ANDA for a room temperature stable version of our dronabinol soft gel capsule, which we refer to as Dronabinol RT Capsule. We also have the capability to manufacture synthetic cannabidiol and intend to work with medical researchers to determine its viability.

Sublingual Spray Product Candidates.    As described above, we are conducting preclinical development for multiple well-known, approved molecules for delivery through our sublingual drug delivery technology. We intend to evaluate these and other products that we believe could have a differentiated efficacy and/or safety profile if formulated by us and delivered via a sublingual spray.

Sales and Marketing

Key members of our management and board have extensive experience in building and implementing cost-efficient, incentive-based commercial organizations as well as commercializing supportive care products, including dronabinol. We currently market Subsys and intend to commercialize Dronabinol Oral Solution and future supportive care products, if approved, through our U.S.-based commercial organization focused on supportive care. Specifically, we currently market Subsys in the United States through our commercial organization. We have built this commercial organization utilizing an incentive-based model that employs a pay structure where a significant component of the compensation paid to sales representatives comes in the form of potential bonuses based on sales performance. Our product detailing efforts focus primarily on oncologists, pain specialists and centers that cater to supportive care.

We do not currently have sales and marketing capabilities outside of the United States. In international markets, we plan to enter into arrangements with third parties to pursue requisite regulatory approvals and market and sell our products.

We believe some of the key factors in generating continued growth in Subsys usage include taking market share from other competing TIRF products and expanding the usage of Subsys for BTCP by building awareness among oncologists of its rapid onset of action, improved bioavailability, most complete range of dosage strengths and ease of administration relative to other TIRF products. To successfully commercialize our family of proprietary dronabinol products, we intend to focus our commercial efforts on taking market share from Marinol and its generic alternatives as well as further expanding into a broader segment of the CINV market by developing awareness of our product attributes relative to currently available dronabinol products.

As of December 31, 2014, there were approximately 8,100 physicians enrolled in the TIRF REMS program. Enrollment in this class-wide REMS program is required by the FDA as of March 2012 in order to prescribe TIRF products. Approximately 1,594 physicians comprise 90% of TIRF prescriptions dispensed in 2014, according to IMS. Our sales and marketing efforts have primarily targeted approximately 100% of these top 1,594 prescribing physicians with a focus on the highest prescribers. As of December 2014, 95% of the top 82 physician prescribers in the TIRF REMS program had prescribed Subsys. These physicians accounted for 30% of all U.S. TIRF prescriptions. We believe that key factors for driving future Subsys growth include increasing the number of prescriptions written by those physicians who currently prescribe Subsys, increasing the number of TIRF REMS enrolled physicians and oncologists who prescribe Subsys, and allowing sufficient time for physicians and patients to identify their effective Subsys dose among our broad spectrum of dosage strengths.

We entered into a supply and distribution agreement effective as of May 20, 2011 with Mylan, pursuant to which we engaged Mylan to exclusively distribute our Dronabinol SG Capsule within the United States. The agreement has a seven-year term, which commenced in December 2011 upon the first commercial sale of the Dronabinol SG Capsule product and which will automatically renew for an additional one-year term, following the initial term, unless we or Mylan give the other party 180 days’ prior written notice of its desire to terminate the agreement. Under the terms of the agreement, we are obligated to pay Mylan a royalty between 10% and 20% on Mylan’s net Dronabinol SG Capsule sales, and a single digit percentage fee on such sales for distribution and storage services. See Note 8 under the heading “Legal Matters” in the Notes to our Consolidated Financial Statements for a discussion on our ongoing dispute with Mylan in connection with distributing our product.

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

For our long-term needs, we have commenced construction of a second dronabinol manufacturing facility, which we anticipate will enable us to supply sufficient commercial quantities of dronabinol API for our continued commercialization of Dronabinol SG Capsule and for the commercialization of our proprietary dronabinol product candidates, if approved. We initiated manufacturing activities in the new facility in the fourth quarter of 2014.

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

We entered into a manufacturing agreement effective as of May 24, 2011 with DPT pursuant to which we engaged DPT on an exclusive basis to provide processing and packaging services with respect to Subsys. The contract requires us to provide rolling quarterly forecasts, a portion of which constitute firm purchase commitments. In January 2015, we sent written notice to DPT that we intended to terminate the existing agreement effective December 31, 2016 and simultaneously entered into negotiations for a new agreement commencing January 1, 2017.

Aptar and DPT have been selected for their specific competencies in manufacturing, product design and materials. FDA regulations require that materials be produced under cGMPs or quality system regulations, as required for the respective unit operation within the manufacturing process. We believe both key suppliers have sufficient capacity to meet our projected product requirements.

Competition

Our industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face competition from many different sources, such as pharmaceutical companies, including generic drug companies, biotechnology companies, drug delivery companies and academic and research institutions. We believe the key competitive factors that will affect the commercial success of our products and the development of our product candidates include, but are not limited to, onset of action, bioavailability, efficacy, cost, convenience of dosing, safety, tolerability profile and intellectual property rights. Many of our potential competitors have substantially greater financial, scientific, technical, intellectual property, regulatory and human resources than we do, and greater experience than we do commercializing products and developing product candidates, including obtaining FDA and other regulatory approvals for product candidates. Consequently, our competitors may develop products for the treatment of BTCP, CINV and anorexia associated with weight loss in patients with AIDS, or other indications we pursue that are more effective, better tolerated, more widely-prescribed or accepted, more useful and less costly, and they may also be more successful in manufacturing and marketing their products. We also face competition from third parties in obtaining allotments of fentanyl and dronabinol under applicable DEA quotas, recruiting and retaining qualified personnel, establishing clinical trial sites and enrolling patients for clinical trials and in identifying and acquiring or in-licensing new products and product candidates.

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

As of December 31, 2014, we owned or licensed from third parties a total of nine issued U.S. utility patents and twelve pending U.S. utility patent applications. These U.S. patents and patent applications will expire between 2015 and 2034. Some of the issued patents and pending applications, if issued, may also be eligible for patent term adjustment and patent term restoration, thereby extending their patent terms.

Subsys

Our Subsys patent portfolio currently consists of four Orange Book listed (with the F.D.A.) U.S. Patent Nos. 8,486,972, 8,486,973, 8,835,459 and 8,835,460 and two pending U.S. patent applications. These patents cover Subsys brand fentanyl and will expire between 2027 and 2030. These patents cover the Subsys sublingual fentanyl spray formulation, and/or the use of the Subsys sublingual fentanyl spray for the treatment of pain. The Subsys sublingual fentanyl spray is useful for delivering fentanyl directly to the sublingual mucosa to achieve appreciable plasma concentration levels within five minutes and differs from other fentanyl formulations in that it is readily absorbed bringing quick and effective pain relief to the patient without the need for injections or IVs. We also currently have seven issued foreign patents and 10 pending foreign patent applications covering at least formulations and methods of use relating to Subsys. Any patents that issue from our pending foreign patents and applications are expected to expire no earlier than 2027.

Dronabinol

Our dronabinol patent portfolio currently consists of three issued U.S. patents, one pending U.S patent applications and one patent application in each of Canada, Europe and Japan. The claims of the patents and applications are directed to formulations of dronabinol and methods of manufacturing and packaging dronabinol. Two of the issued dronabinol patents will expire in 2028, while the third expires in 2033. Any patents that issue from our pending patent applications will likely expire between 2028 and 2033.

Other

The rest of our patent portfolio relates to patents and applications owned or licensed by us and directed to other potential product candidates.

Although we believe our rights under these patents and patent applications provide a competitive advantage, the patent positions of pharmaceutical and biotechnology companies are highly uncertain and involve complex legal and factual questions. In addition, we may not be able to obtain issued patents from pending applications. Even if patents are granted, the allowed claims may not be sufficient to adequately protect the technology owned by or licensed to us. Any patents or patent rights that we obtain carry some risk of being circumvented, challenged or invalidated by our competitors. For example, as described in Note 8 in the Notes to our Consolidated Financial Statements, a former officer of Insys Pharma has sought to rescind his assignment of his inventions concerning fentanyl and dronabinol patent applications described above. Ownership and inventorship disputes may arise for other patents and applications that we own or license.

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

Government Regulation

FDA Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The FDCA and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. regulations may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending INDs, and NDAs or the issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

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

Preclinical tests include laboratory evaluation of product chemistry, stability, formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements including good laboratory practices. The results of preclinical testing are submitted to the FDA as part of an IND along with other information including information about product chemistry, manufacturing and controls and a proposed clinical trial protocol. Certain nonclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may be conducted after the IND is submitted. A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has not placed a clinical hold on the IND within this 30-day period, the proposed clinical trial may begin.

Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted in compliance with federal regulations, GCP, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial, as well as under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing in U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time or impose other sanctions if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The study protocol and informed consent information for patients in clinical trials must also be submitted to IRB for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy human volunteers, the drug is tested to assess safety, metabolism, PK, pharmacological actions, side effects associated with increasing doses and, if possible, early evidence of effectiveness. Phase 2 usually involves trials in a limited patient population to evaluate the effectiveness of the drug for a particular indication or indications, dosage tolerance and optimum dosage, and identify possible adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to provide substantial evidence of clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to establish the efficacy and safety of the drug and to provide adequate information for the labeling of the drug. In some cases, the FDA may condition approval on the sponsor’s agreement to conduct additional clinical trials to further assess the drug’s safety and effectiveness after approval. Such post-approval studies are typically referred to as Phase 4 studies.

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

The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. Under the Prescription Drug User Fee Act the FDA has agreed to certain performance goals in the review of NDAs. The FDA has a goal of reviewing applications for non-priority drug products within 12 months of NDA submission. The review process may be extended by the FDA for three additional months to consider certain information or clarification regarding information already provided in the submission. The FDA may also refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically comprised of a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless the facility demonstrates compliance with current cGMPs and the NDA contains data that provides substantial evidence that the drug is safe and effective for the indication sought in the proposed labeling. Additionally, the FDA will typically inspect one or more clinical trial sites to assure compliance with GCPs before approving an NDA.

After the FDA evaluates the data in the NDA and the manufacturing facilities, clinical sites, and the proposed product label, it may issue either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two to six months depending on the type of information included.

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy and may impose other conditions, including labeling or distribution restrictions or other risk-management mechanisms that can materially affect the potential market and profitability of the drug. Further, if there are any modifications to the drug, including changes in indications, dosage, labeling, or manufacturing processes or facilities, a new or supplemental NDA may need to be submitted, which may require additional data or additional nonclinical studies and clinical trials. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

The FDA may require sponsors of investigational drugs to submit proposed REMS in order to ensure that the benefits of the drugs continue to outweigh the risks associated with its use. Sponsors of certain drug applications approved without a REMS program may also be required to submit a proposed REMS program if the FDA becomes aware of new safety information and makes a determination that a REMS program is necessary.

The Hatch-Waxman Act

Abbreviated New Drug Applications (ANDAs)

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims that cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an ANDA. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the RLD and has been shown to be bioequivalent to the RLD. ANDA applicants are not required to conduct or submit results of preclinical or clinical tests to prove the safety or effectiveness of their drug product, but are required to conduct bioequivalence testing, which compares the bioavailability of their drug product to that of the RLD to confirm chemical and therapeutic equivalence. Drugs approved in this way are commonly referred to as generic versions of the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug.

The ANDA applicant is required to certify to the FDA that any patents listed for the approved product in the FDA’s Orange Book have expired or are not applicable. Specifically, the applicant must certify that: (1) the required patent information has not been filed; (2) the listed patent has expired; (3) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patent is invalid or will not be infringed by the new product. A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid is called a Paragraph IV certification. If the applicant does not challenge the listed patents via a Paragraph IV certification, the FDA will not approve the ANDA application until all the listed patents claiming the referenced product have expired.

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

Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling. Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA or NDA supplement before the change can be implemented. An NDA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and can take the same actions in reviewing NDA supplements as it does in reviewing original NDAs.

Adverse event reporting and submission of periodic reports is required following FDA approval of an NDA. The FDA also may require post-marketing testing, known as Phase 4 commitments or requirements, a REMS program and surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product.

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

Risk Evaluation and Mitigation Strategies (REMS)

On December 29, 2011, the FDA approved a single shared REMS for TIRF products. TIRF products, which include the brand-name drugs Abstral, Actiq, Fentora, Lazanda, Onsolis and Subsys, are narcotic pain medicines called opioids used to manage breakthrough pain in adults with cancer who routinely take other opioid pain medicines around-the-clock. The program officially began in March 2012.

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

Controlled Substances; Drug Enforcement Administration

We sell products that are “controlled substances” as defined in the CSA which establishes registration, security, recordkeeping, reporting, storage and other requirements administered by the DEA. States impose similar requirements. The DEA regulates entities that handle controlled substances and the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce.

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

Anti-Kickback and False Claims Laws

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain marketing practices in the pharmaceutical industry in recent years. These laws include Anti-Kickback and False Claims statutes. The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value, including for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payment, ownership interests and providing anything at less than its fair market value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and our practices may not in all cases meet all of the criteria for statutory exemptions or safe harbor protection. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. The reach of the Anti-Kickback Statute was also broadened by the PPACA which amends the intent requirement of the federal Anti-Kickback Statute such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act (discussed below) or the civil monetary penalties statute, which imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

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

The MMA imposed new requirements for the distribution and pricing of prescription drugs for Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities which provide coverage of outpatient prescription drugs. Part D plans include both stand-alone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans. Unlike Medicare Part A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for our products for which we receive marketing approval. However, any negotiated prices for our future products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from Medicare Part D may result in a similar reduction in payments from non-governmental payors.

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

The U.S. and some foreign jurisdictions are considering enacting or have enacted a number of additional legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payers in the U.S. and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the U.S., the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives, including, most recently, the PPACA, which changes the way healthcare is financed by both governmental and private insurers.

Healthcare Privacy and Security Laws

We may be subject to various privacy and security regulations, including but not limited to HIPAA, as amended by HITECH, and their respective implementing regulations, including the final omnibus rule published on January 25, 2013. HIPAA mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates” — independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent then HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and criminal penalties.

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

Employees

As of December 31, 2014, we employed 382 full-time employees, including 19 manufacturing employees, 286 sales and marketing employees, 47 employees in research and development, and 30 employees in administration. As of the same date, 12 of our employees had a Ph.D. or M.D. degree. None of our employees is subject to a collective bargaining agreement and we consider our relationship with our employees to be good.

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

We anticipate that in the near term our ability to maintain profitability will depend upon the continued commercial success of our two approved products, Subsys and Dronabinol SG Capsule. In addition to the risks discussed elsewhere in this section, our ability to continue to generate revenues from these products will depend on a number of factors, including, but not limited to:

●	achievement of broad market acceptance and coverage by third-party payors for our products;

●	the effectiveness of our efforts in marketing and selling Subsys;

●	the effectiveness of Mylan’s efforts in distributing Dronabinol SG Capsule, as our exclusive distributor of that product and the ultimate resolution of our ongoing dispute with Mylan;

●	our and our contract manufacturers’ ability to successfully manufacture commercial quantities of our products at acceptable cost levels and in compliance with regulatory requirements;

●	our ability to maintain a cost-efficient commercial organization and, to the extent we seek to do so, successfully partner with additional third parties;

●	our ability to successfully expand and maintain intellectual property protection for Subsys;

●	our ability to effectively work with physicians to ensure that patients are titrated to an effective dose of Subsys;

●	the efficacy and safety of our products;

●	our ability to comply with regulatory requirements; and

●	our ability to find an effective distribution model or platform for Dronabinol SG Capsule in the event that our relationship with Mylan ends.

Because of the numerous risks and uncertainties associated with our commercialization efforts, including our reliance on Mylan for the distribution of Dronabinol SG Capsule, and other factors, we are unable to predict the extent to which we will continue to generate revenues and profits from Subsys and Dronabinol SG Capsule. See Note 8 under the heading “Legal Matters” in the Notes to our Consolidated Financial Statements for a discussion on our ongoing dispute with Mylan.

If Subsys and Dronabinol SG Capsule, or any of our product candidates for which we receive regulatory approval, do not maintain broad market acceptance or coverage by third-party payors, the revenues that we generate from those products will be limited.

The commercial success of Subsys and Dronabinol SG Capsule, and any product candidates for which we obtain marketing approval from the FDA or other regulatory authorities, will depend upon the continued acceptance of these products by physicians, patients, healthcare payors and the medical community. Coverage and reimbursement of our approved products by third-party payors is also necessary for commercial success. The degree of market acceptance of Subsys and Dronabinol SG Capsule and any other product candidates for which we may receive regulatory approval will depend on a number of factors, including:

●	our ability to obtain sufficient third-party payor coverage and reimbursement;

●	our ability to provide acceptable evidence of safety and efficacy;

●	acceptance by physicians and patients of the product as a safe and effective treatment;

●	the relative convenience and ease of administration;

●	the prevalence and severity of adverse side effects;

●	limitations or warnings contained in a product’s FDA-approved labeling;

●	the clinical indications for which the product is approved;

●	the DEA scheduling classification for controlled substances, such as our dronabinol-based and fentanyl-based products;

●	availability and perceived advantages of alternative treatments;

●	any negative publicity related to our or our competitors’ products;

●	the effectiveness of our or any current or future collaborators’ sales, marketing and distribution strategies;

●	pricing and cost effectiveness;

●	the willingness of patients to pay out of pocket in the absence of third-party payor coverage; and

●	our ability to maintain compliance with regulatory requirements.

For example, while we believe our sublingual spray delivery method for Subsys appeals to patients, some patients may not view our sublingual spray device as easy to administer, safe and effective, and otherwise may not react favorably to sublingual delivery. In accordance with the REMS protocol for all TIRF products, physicians are advised to begin patients at the lowest dose available for the applicable TIRF product, which for Subsys is 100 mcg. If patients do not experience pain relief at initial low-dose prescriptions of Subsys, they or their physicians may conclude that Subsys is ineffective in general and may discontinue use of Subsys before titrating to an effective dose. In addition, many third-party payors require usage and failure on cheaper generic versions of Actiq prior to providing reimbursement for Subsys and other branded TIRF products, which limits Subsys’ use as a first-line treatment option.

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

Our efforts to educate the medical community and third-party payors on the benefits of Subsys, and any of our product candidates for which we obtain marketing approval from the FDA or other regulatory authorities, and gain broad market acceptance requires significant resources and may not continue to be successful. If our products do not continue to receive an adequate level of acceptance by physicians, third-party payors and patients, we may not generate sufficient revenue from these products to remain profitable.

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

The unpredictability and regulation surrounding reimbursement on Subsys may affect our financial condition and results of operations.

Our sales of, and revenue from, Subsys depend in significant part on the coverage and reimbursement policies of third-party payers, including government payers such as Medicare and Medicaid, and private health insurers. All third-party payers are sensitive to the cost of drugs and consistently implement efforts to control these costs, which efforts include, but are not limited to, establishing excluded or preferred drug lists. Subsys has been, and will likely continue to be, subject to these restrictions and impediments from third-party payers, particularly PBMs and private health insurers. Our product, Subsys, has been included on an exclusion list for at least one PBM and may in the future be included on other PBM exclusion lists. These PBMs, which administer prescription drug benefits for employers and health plans and runs large mail-order pharmacies, have significant influence in the insurance industry. While most PBMs have an exception process that physicians may pursue to have an off-formulary, medically necessary drug covered for patients, being placed on an exclusion list makes it difficult for many patients covered through a PBM administered plan to have Subsys covered by insurance.  In the future, we may not be able to work with other PBMs to evaluate price increases and to communicate with managed care and health-system decision-makers to ensure a balanced approach which takes into account the clinical performance and efficacy of our products. Moreover, in the United States, there have been, and we expect there will continue to be, a number of state and federal proposals that limit the amount that third party payers may pay to reimburse the cost of drugs, particularly for state and federal government programs such as Medicare and Medicaid, as well as managed care providers and private insurance plans. We believe the increasing emphasis on managed care in the United States has and will continue to put pressure on the price and usage of Subsys. Our ability to generate revenue is affected by the availability of third-party reimbursement for Subsys and our results of operations will be negatively affected if we fail to manage adequate reimbursement levels for Subsys from such third-party payers.

In addition, our business operations include administrative reimbursement support assistance for patients, in large part through our patient services hub, to help patients work with their insurance companies. The patient support assistance provided by us, including our patient services hub, is subject to extensive and complex federal and state laws and varied third party payers standards, procedures, processes and conditions.  Our compliance with applicable laws, regulations and standards is expensive and time consuming and substantial governmental resources exist to enforce and prosecute these applicable laws, regulations and standards and companies that violate such laws, regulations and standards may face substantial penalties. The potential sanctions include significant civil, criminal and administrative penalties, damages and fines and exclusion from participation in federal health care programs. Because of the breadth of these laws and the lack of extensive legal guidance in the form of regulations or court decisions, it is possible that some of our business activities could be subject to challenge or penalty under one or more of these laws. Such a challenge, irrespective of the underlying merits of the challenge or the ultimate outcome of the matter, could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

We currently distribute Dronabinol SG Capsule exclusively through Mylan pursuant to our May 2011 supply and distribution agreement. We have an ongoing dispute with Mylan that may result in the termination of this relationship or otherwise be resolved in a manner that materially and adversely affects our financial condition and results of operations. In the event that Mylan fails to adequately commercialize Dronabinol SG Capsule because it lacks adequate financial or other resources, decides to focus on other initiatives or otherwise is not adequately fulfilling its obligations, our business, financial condition, results of operations and prospects would be harmed. See Note 8 under the heading “Legal Matters” in the Notes to our Consolidated Financial Statements for a discussion on our ongoing dispute with Mylan. Ultimately, we are subject to a number of other risks associated with our dependence on Mylan as our exclusive distributor of Dronabinol SG Capsule in the United States, including, but limited to:

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

Our management and personnel, systems and facilities currently in place may not be adequate to support our business plan and future growth. With the commercialization of two of our products beginning with Dronabinol SG Capsule in December 2011 followed by Subsys in March 2012, we have increased our number of full-time employees from 32 on December 31, 2010 to 382 as of December 31, 2014, primarily because we established a commercial organization and our commercial infrastructure over that period, and the complexity of our business operations has substantially increased. We will need to further expand our scientific, sales and marketing, managerial, operational, financial and other resources to support our planned research, development and commercialization activities.

Our need to effectively manage our operations, growth and various projects requires that we:

●	continue to improve our operational, financial, management and regulatory compliance controls and reporting systems and procedures;

●	attract and retain sufficient numbers of talented employees;

●	manage our commercialization activities for Subsys effectively and in a cost-effective manner;

●	resolve our dispute with Mylan or find an alternative path to market for our Dronabinol SG Capsule;

●	manage our clinical trials effectively;

●	manage our internal dronabinol production operations effectively and in a cost effective manner;

●	manage our development efforts effectively while carrying out our contractual obligations to contractors and other third parties; and

●	continue to improve and expand our facilities.

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

In addition to growing sales of our two approved products, Subsys and Dronabinol SG Capsule, the ability to improve our business, results of operations and financial condition in the near-term will depend heavily on our ability to obtain regulatory approval and acceptable DEA classification for Dronabinol Oral Solution. Based on a pre-NDA meeting with the FDA in April 2012 and our progress to date, we currently expect to submit an NDA for Dronabinol Oral Solution in the first half of 2015. However, we can provide no assurance that we will submit such NDA or receive regulatory approval for Dronabinol Oral Solution on the timeframe we expect, or at all.

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

We are aware of only two other manufacturers that are able to produce pharmaceutical grade dronabinol in the United States. We are aware of only five manufacturers that hold Drug Master Files for the production of dronabinol in the United States. Because dronabinol is a controlled substance, inability to manufacture dronabinol in the United States would have a material adverse effect on our business given the regulatory restrictions associated with obtaining authorization to import and transport controlled substances into the United States. Moreover, we believe dronabinol is difficult to produce and if there was any problem in manufacturing it internally, we may not be able to identify a third party to manufacture it for us in a cost-effective manner, if at all.

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

We have recently expanded our dronabinol API production capacity by constructing a second facility. We may encounter a number of challenges relating to the management and operation of such a facility, and we may never realize a return on our investment.

We have expanded our dronabinol API production capacity by constructing a second facility designed to meet our expected future dronabinol API supply needs. The construction of the second facility has required significant capital expenditures and has resulted in significantly increased fixed costs. In addition, we will need to transfer our manufacturing processes, technology and know-how to the second facility. We cannot assure you that we will be able to successfully operate the second facility in a timely or profitable manner, or at all, or within the budget that we currently project. If we are unable to transition our dronabinol API manufacturing operations to the second facility in a cost-efficient and timely manner, then we may experience disruptions in our operations, which could negatively impact our business and financial results. Further, if we are unable to achieve certain minimum production efficiencies at the second facility, or if we fail to continue to successfully commercialize our Dronabinol SG Capsule or to obtain regulatory approval for and successfully commercialize our dronabinol product candidates, including Dronabinol Oral Solution, we may never realize a return on our investment. If the demand for our dronabinol products decreases or if we do not produce the output we plan or anticipate after our new facility is operational, we may not be able to spread a significant amount of our fixed costs over the production volume, thereby increasing our per unit fixed cost, which would have a negative impact on our financial condition and results of operations.

We will need to obtain and maintain a number of regulatory approvals in connection with the production of dronabinol API at our planned second manufacturing facility. Our ability to obtain and maintain these approvals may be subject to additional costs and possible delays beyond what we initially anticipate. In addition, any new dronabinol API manufacturing facility must comply on an ongoing basis with applicable regulatory requirements as discussed in the preceding risk factor. Failure to comply with any such regulatory requirements would harm our business and our results of operations.

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

Our Dronabinol SG Capsule is manufactured and packaged by Catalent. We do not own or operate manufacturing facilities for Subsys and currently lack the in-house capabilities to manufacture Subsys. Our Subsys sub-component manufacturing is performed by Aptar, with the final fill, assembly and packaging of Subsys performed by DPT. If there are problems relating to the equipment utilized by Aptar to manufacture Subsys, we will be responsible for fixing or replacing that equipment. Any requirement to do so could result in unexpected costs and expenses and delay the production of Subsys, which could in turn negatively impact our business.

We have contracts in place with Catalent, Aptar and DPT. In January 2015, we sent written notice to DPT that we intended to terminate the existing agreement effective December 31, 2016 and simultaneously entered into negotiations for a new agreement commencing January 1, 2017. To the extent that we are unsuccessful in negotiating a new agreement or finding suitable alternative sources, we may be unable to continue to manufacture Subsys to meet future demand.

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

Our sublingual spray drug delivery system is sourced, manufactured and assembled by multiple third parties across different geographic locations in the United States and Europe. All contract manufacturers and component suppliers have been selected for their specific competencies in the manufacturing processes and materials that make up the sublingual spray system. The components of the spray system include the actuator subassembly, vial subassembly, and the setting mechanism. The actuator subassembly is comprised of nine individual components which are collectively supplied by six different third-party manufacturers. The vial subassembly that houses the sterile drug formulation fentanyl is comprised of five different components supplied by four third-party manufacturers. Each of these third-party manufacturers is currently the single source of their respective components. If any of these manufacturers is unable to supply its respective component for any reason, including due to violations of cGMPs for medical devices, known as QSR our ability to have the finished sublingual spray device manufactured and commercially supply. Subsys will be adversely affected and we would lose potential revenue. Accordingly, a failure in any part of our supply chain may cause a material adverse effect on our ability to generate revenue from Subsys, which in turn could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Subsys competes against numerous branded and generic products already being marketed and potentially those which are or will be in development. Many of these competitive products are offered in the United States by large, well-capitalized companies. Subsys is the fourth new branded TIRF product in the last five years. In the BTCP market, physicians often treat BTCP with a variety of short-acting opioid medications, including morphine, morphine and codeine derivatives and fentanyl. Some currently marketed products against which we directly compete include Teva Pharmaceutical Industries Ltd.’s Fentora and Actiq, Galena’s Abstral, Depomed’s Lazanda and BioDelivery Sciences International, Inc.’s Onsolis. Some generic fentanyl products against which Subsys competes are marketed by Mallinckrodt, Inc., Par Pharmaceutical Companies, Inc. and Actavis, Inc. In addition, we are aware of numerous companies developing other treatments and technologies for rapid delivery of opioids to treat BTCP, including transmucosal, transdermal, nasal spray, and inhaled sublingual delivery systems. If these treatments and technologies are successfully developed and approved, they could represent significant additional competition to Subsys.

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

The majority of our sales of Subsys, and the majority of Mylan’s sales of Dronabinol SG Capsule, are to wholesale pharmaceutical distributors who, in turn, sell the products to pharmacies, hospitals and other customers. For the year ended December 31, 2014, four wholesale pharmaceutical distributors, Rochester Drug Cooperative, Inc., McKesson Corporation, Cardinal Health, Inc., and AmerisourceBergen Corporation, individually comprised approximately 38%, 22%, 14% and 14%, respectively, of our total gross sales of Subsys, and McKesson Corporation comprised approximately 91% of Mylan’s total gross sales of our Dronabinol SG Capsule. The loss by us or Mylan of any of these wholesale pharmaceutical distributors’ accounts or a material reduction in their purchases could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

●	changes in applicable regulatory policies and regulations;

●	delays or failure in reaching agreement on acceptable terms in clinical trial contracts or protocols with prospective clinical trial sites;

●	uncertainty regarding proper dosing;

●	unfavorable results from ongoing clinical trials and preclinical studies;

●	failure of our CROs or other third-party contractors to comply with all contractual and regulatory requirements or to perform their services in a timely or acceptable manner;

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

Dronabinol, a Schedule I substance, is subject to the DEA’s production and procurement quota scheme. The DEA establishes annually an aggregate quota for the amount of dronabinol that may be produced in the United States based on the DEA’s estimate of the quantity needed to meet legitimate scientific and medicinal needs. This limited aggregate amount of dronabinol that the DEA allows to be produced in the United States each year is allocated among individual companies, who must submit applications annually to the DEA for individual production and procurement quotas. We are required to obtain an annual quota from the DEA in order to manufacture and produce dronabinol. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year and has substantial discretion in deciding whether or not to make such adjustments. The DEA’s aggregate production quota for dronabinol for 2015 is 497.5 kilograms, compared to 491 kilograms for 2014. For 2015, we were allocated what we believe is a sufficient quantity of dronabinol to meet our currently anticipated production and testing needs through 2015. However, we may need additional amounts of dronabinol in future years to implement our business plan.

We do not know what amounts of dronabinol other companies developing or marketing dronabinol product candidates may have requested for 2016 or will request in future years. The DEA, in assessing factors such as medical need, abuse potential and other policy considerations, may have chosen to set the aggregate dronabinol quota for 2015 lower than the total amount requested by the companies, and may do so in the future. Though companies are permitted to petition the DEA to increase the aggregate quota for dronabinol in a given year after it is initially established, there is no guarantee the DEA would act promptly or favorably upon such a petition. The success of our business plan will depend in part on our being able to expand the overall market for the medical use of dronabinol by introducing new dronabinol formulations, and to sell significant amounts of our approved dronabinol products. In order to do so, we will need to receive from the DEA significantly increased allotments of dronabinol quotas over time and likely an increase in the aggregate annual quota. Any delay or refusal by the DEA in establishing quotas necessary for us to execute on our business plan could negatively impact our ability to sell Dronabinol SG Capsule and any other dronabinol product candidate for which we obtain regulatory approval, as well as our preclinical studies and clinical trials, which would in turn have a material adverse effect on our business, our ability to execute on our business plan, our financial position and results of operations, our prospects, and our ability to generate revenue to fund the development of our other product candidates.

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

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific, medical and other personnel. We are highly dependent on our management, scientific and medical personnel, as well as our board members, including our founder, Executive Chairman and principal stockholder, Dr. John N. Kapoor, and our President and Chief Executive Officer, Michael L. Babich. The loss of the services of any of these individuals could impede, delay or prevent the continuing commercialization of Subsys and Dronabinol SG Capsule and the development of our product candidates and could negatively impact our ability to successfully implement our business plan. If we lose the services of any of these individuals, we may not be able to find suitable replacements on a timely basis or at all, and our business would likely be harmed as a result. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. We employ all of our executive officers and key personnel on an at-will basis and their employment can be terminated by us or them at any time, for any reason and without notice; provided, however, that under certain circumstances we may owe them additional compensation in connection with such termination.

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

We are exposed to the risk of fraud or other misconduct. Misconduct by employees, contractors or agents could include intentional failures to comply with FDA regulations, provide accurate information by our employees, contractors and agents to the FDA, comply with applicable manufacturing standards, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, false claims, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct could also involve the improper use of information obtained in the course of clinical trials, or illegal misappropriation of drug product, or illegal promotion of a drug product for off-label use, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Business Conduct and Ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

On November 8, 2010, we entered into the NeoPharm merger. The NeoPharm merger was accounted for as a reverse acquisition and resulted in a change of 50% or more of the ownership of NeoPharm. Based on the above, we have estimated the amount of pre-merger federal NOLs that are available to offset our post-merger income is limited to an aggregate of $1.6 million as of December 31, 2014. For state income tax purposes, we have $272.0 million of state NOLs including approximately $269.5 million of Illinois state NOLs which are available to offset future Illinois taxable income. We have placed a valuation allowance on a significant portion of our Illinois state NOLs because it is not more likely than not that such amounts will be realized due to current levels of activity in Illinois.

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

Our operations have consumed substantial amounts of cash since inception. Our accumulated deficit as of December 31, 2014 was $51.1 million. We expect our operating and general and administrative expenses to continue to be significant and increase substantially in connection with our planned research, development and commercialization activities. We believe that the net proceeds from our May 2013 initial public offering, cash generated from operations and our existing cash and cash equivalents, together with interest thereon, will be sufficient to fund our operations through at least the next 24 months. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Further, we may need to raise additional capital to fund our operations and continue to support our planned research and development and commercialization activities.

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

●

federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

●	HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

●

HIPAA, as amended by the HITECH, and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information; and

●

state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

The FDA provides guidelines with respect to appropriate drug and product promotion, product labeling, and continuing medical and health education activities. Although we endeavor to follow these guidelines, the FDA or the Office of the Inspector General: U.S. Department of Health and Human Services may disagree, and we may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions. In addition, management’s attention could be diverted and our reputation could be damaged. See Note 8 under the heading “Legal Matters” in the Notes to our Consolidated Financial Statements for a discussion of an ongoing investigations by the Department of Health and Human Services and the U.S. District Attorney’s Office for the District of Massachusetts, of potential violations involving our Subsys marketing activities.

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

In addition, our product labeling, advertising and promotion are subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about prescription drug products. In particular, a drug product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling, although the FDA does not regulate the prescribing practices of physicians. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including substantial monetary penalties and criminal prosecution. For example, we received subpoenas dated December 9, 2013 and September 8, 2014 from the U.S. Department of Health and Human Services, Office of Inspector General and the U.S. District Attorney’s Office for the District of Massachusetts, respectively. The subpoenas primarily request documents relating to the marketing of Subsys. We are cooperating in responding to the subpoenas. See Note 8 under the heading “Legal Matters” in the Notes to our Consolidated Financial Statements for a discussion regarding there ongoing investigations.

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

Furthermore, there have been and continue to be a number of initiatives at the federal and state levels that seek to reduce healthcare costs. For example, PPACA includes measures to significantly change the way health care is financed by both governmental and private insurers. Among the provisions of the PPACA of importance to the pharmaceutical industry are the following:

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

●

new requirements to report certain financial arrangements with physicians and teaching hospitals, as defined in PPACA and its implementing regulations, including reporting any “transfer of value” made or distributed to teaching hospitals, prescribers, and other healthcare providers and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations during the preceding calendar year, with data collection to be required beginning August 1, 2013 and reporting to theCMS to be required by March 31, 2014 and by the 90th day of each subsequent calendar year;

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

●

creation of the Independent Payment Advisory Board which, beginning in 2014, has authority to recommend certain changes to the Medicare program that could result in reduced payments for prescription drugs and those recommendations could have the effect of law even if Congress does not act on the recommendations; and

●

establishment of a Center for Medicare Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. On January 2, 2013, President Obama signed into law the ATRA which, among other things, delayed for another two months the budget cuts mandated by these sequestration provisions of the Budget Control Act of 2011. The ATRA also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other health care funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

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

We have multiple pending patent applications in the United States and in some foreign jurisdictions directed to formulations for our fentanyl and dronabinol products and product candidates. We have a number of pending applications and issued patents in the United States and in many foreign countries that pertain to either fentanyl or dronabinol formulations. We can give no assurances that any patents will issue, that if they do issue or have issued, they will provide sufficient protection against competitors, or that they would be valid and enforceable.

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

For example, in September 2009, Insys Pharma, our wholly owned subsidiary, and certain of its officers and directors, as well as their spouses, were named as defendants in a lawsuit in Arizona Superior Court brought by Santosh Kottayil, Ph.D., certain of his family members and a trust of which Dr. Kottayil is the trustee. In 2014, Insys Therapeutics, Inc., Insys Pharma’s parent, was also named as defendant in this lawsuit. Dr. Kottayil formerly served as President, Chief Scientific Officer and a director of Insys Pharma, among other positions. The complaint brought a cause of action, among others, seeking to rescind Dr. Kottayil’s assignment to Insys Pharma of his interest in all of the fentanyl and dronabinol patent applications we own and to recover the benefits of those interests. We and the other defendants have answered and filed counter-claims to Dr. Kottayil’s complaint. If the patent assignments are successfully rescinded, we may not have exclusive patent rights covering our fentanyl and dronabinol product candidates, and such exclusive patent rights may not be available to us on acceptable terms, if at all, which would have a materially adverse effect on our business. If the assignments are rescinded, Kottayil could assign his interest in the fentanyl and dronabinol patent applications to a competitor and we would not be able to prevent generic copies of our products. Regardless of our assessment of the merits of this legal proceeding, it has and continues to be a distraction for management and the board of directors and has caused and may continue to cause us to spend material resources in our defense. See Note 8 under the heading “Legal Matters” in the Notes to our Consolidated Financial Statements for more information on this and other of our pending legal proceedings.

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

In addition, there may be issued patents of third parties of which we are currently unaware, that are infringed or are alleged to be infringed by our products, product candidates or proprietary technologies. Because some patent applications in the United States may be maintained in secrecy until the patents are issued, because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our own and in-licensed issued patents or our pending applications. Our competitors may have filed, and may in the future file, patent applications covering our products, product candidates or technology similar to ours. Any such patent application may have priority over our own and in-licensed patent applications or patents, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed an U.S. patent application on inventions similar to those owned or in-licensed to us, we or, in the case of in-licensed technology, the licensor may have to participate, in the United States, in an interference proceeding to determine priority of invention.

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

As of December 31, 2014, our founder, Executive Chairman and principal stockholder, Dr. John N. Kapoor, beneficially owned approximately 68% of our outstanding, publicly-traded common stock. By virtue of his holdings, Dr. Kapoor can and will continue to be able to effectively control the election of the members of our board of directors, our management and our affairs and prevent corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders or cause a transaction that we or our other stockholders may view as unfavorable. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

Sales of a substantial number of shares of our common stock or securities convertible into our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2014, we had (i) 35,351,344 outstanding shares of common stock; (ii) 3,853,581 shares of common stock issuable upon the exercise of stock options under our 2013 Equity Incentive Plan and other existing stock option plans; and (iii) 197,225 shares were available for future issuance under our 2013 Equity Incentive Plan. The exercise of outstanding stock options could result in increased sales of our common stock in the market, which could exert significant downward pressure on our stock price. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price we deem appropriate.

 If a large number of shares of our common stock or securities convertible into our common stock are sold in the public market after they become eligible for sale, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

Anti-takeover provisions in our stockholder rights plan, charter documents and Delaware law might deter acquisition bids for us that you might consider favorable.

On August 15, 2014, after approval by our stockholders, we entered into a rights agreement traditionally referred to as a poison pill. This rights agreement will have certain anti-takeover effects which will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by our Board. In addition, our amended and restated certificate of incorporation and bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors. These provisions:

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

We qualify as an “emerging growth company’’ as defined in the JOBS Act, and we have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies’’ including certain reduced financial statement reporting obligations, reduced disclosure obligations about our executive compensation arrangements, exemptions from the requirement that we solicit non-binding advisory votes on executive compensation or golden parachute arrangements, and exemption from the auditor’s attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. Investors may find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We intend to take advantage of these reporting exemptions until we are no longer an “emerging growth company.’’ We will remain an “emerging growth company’’ until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more, (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our May 2013 IPO (December 31, 2018), (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

We expect that the various rules and regulations applicable to public companies will make it more difficult and more expensive for us to maintain directors’ and officers’ liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage. If we are unable to maintain adequate directors’ and officers’ insurance, our ability to recruit and retain qualified directors, especially those directors who may be deemed independent for purposes of Nasdaq rules, and officers will be significantly curtailed.

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

ITEM 1B.               UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                  PROPERTIES

We lease a total of approximately 73,000 square feet of office and lab space in Chandler, Arizona under lease agreements that expire between December 2017 and June 2021. We believe that the Chandler, Arizona facilities are adequate to meet our current needs, and that suitable additional or alternative space will be available for our foreseeable future needs. Additionally, we lease a total of approximately 62,000 square feet for our U.S.-based, state-of-the-art dronabinol manufacturing facilities, which are both located in Round Rock, Texas under lease agreements that expire between January 2017 and March 2024. We have the option to extend our primary manufacturing facility lease for two 5-year periods following March 2024. We believe that the Round Rock, Texas manufacturing facilities are adequate to meet our current needs and that suitable additional or alternative space will be available for our foreseeable future needs.

ITEM 3.                  LEGAL PROCEEDINGS

The information included in Note 8 under the heading “Legal Matters” in the Notes to our Consolidated Financial Statements in Part II, Item 8. Financial Statements and Supplementary Data is incorporated herein by reference.

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

Price Range of Common Stock

	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
2014 price range per share	$47.18	$33.00	$40.29	$22.52	$44.45	$20.52	57.91	(1)	25.67	(1)

	Fourth Quarter				Third Quarter				May 7, 2013 – June 30, 2013				First Quarter
2013 price range per share	$35.76	(1)	$22.05	(1)	$25.29	(1)	$9.27	(1)	$9.67	(1)	$5.33	(1)	NA	NA

 (1) Share price adjusted to reflect a 3-for-2 stock split that occurred on March 28, 2014.

Holders

As of February 26, 2015, there were approximately 43 holders of record of our common stock and 35,459,644 shares of our common stock outstanding.

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

ITEM 7.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The information in this Annual Report on Form 10-K, or this Form 10-K, including this discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts, included or incorporated in this Form 10-K could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under this MD&A heading and under the heading “Business.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. All forward-looking statements in this Form 10-K are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations as described from time to time in our SEC reports., including those risks outlined under the heading “Risk Factors” in Item 1A of this Form 10-K. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Form 10-K. You should carefully consider the trends, risks and uncertainties described below and other information in this Form 10-K and subsequent reports filed with or furnished to the SEC before making any investment decision with respect to our securities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management; the benefits of our planned second dronabinol manufacturing facility and the timing of our initiation of manufacturing activities at the facility; estimated costs to complete development and obtain approvals for our Dronabinol Oral Solution product candidate and the timing related to actions in connection therewith; that net revenue from sales of Dronabinol SG Capsule will fluctuate on a quarterly basis; the sufficiency of our manufacturing capacity; the beneficial attributes of our products and product candidates; that our suppliers are equipped to supply us with our current and future chemical needs; that pending dronabinol candidates will default to Schedule II classification; that changes in healthcare laws will result in reduced Medicaid and Medicare payments for prescription drugs; our expectation that gross margins will fluctuate; that sales and marketing and research and development costs will be our largest categories of expenses; that sales and marketing expenses will fluctuate based on changes in Subsys net revenue; that our Subsys revenue will increase in 2015; our development of different dronabinol delivery systems; that we can grow market share and net revenue for Subsys and our strategies relating thereto; that we may pursue strategies relating to synthetic cannabidiol; our sales and marketing strategy for future products and delivery systems; that we may pursue strategic transactions such acquisitions or other companies, asset purchase out- or in-licensing of products, strategic partnerships, joint ventures, divestitures, business combinations and investments; our ability to obtain foundation materials and manufacture dronabinol in light of government quotas; our strategy of using Marinol as a reference drug in future drug approval applications; the expected pathway of drug applications we expect to file in 2015; that physicians and payors will gain familiarity about the features of Sybsys; our plans and strategies for obtaining future international approvals; our plans and strategies to protect our intellectual property; our intention of not paying dividends; the source and sufficiency of our liquidity our capital resources to fund our operations; possible capital raising transactions we may pursue; that we may avail ourselves of certain SEC reporting and Nasdaq governance requirements because of our status as an emerging growth company and controlled company, respectively; that we will hire additional sales and marketing, research and development and administrative personnel and that costs relating thereto will increase; accounting estimates and the impact of new or recently issued accounting pronouncements; that cash flows from operations will increase as a result of increased sales of Subsys and Dronabinol; the sufficiency and sources of our capital resources; and the impact of pending litigation and our strategy relating thereto; that we will not recognize revenue in the near term from current research and development initiatives; the probability of making payments relating to the NeoPharm contingent payment rights; the impact of changing interest rates; the exposure of our cash to default and illiquidity risks; the potential impact of Section 382 limitations on our NOLs; and the magnitude and impact of ownership changes, including pre-merger changes relating to NeoPharm, under Section 382 of the Internal Revenue Code. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

The following discussion and analysis of the results of operations and financial condition of Insys Therapeutics, Inc. for the years ended December 31, 2014 and 2013 should be read in conjunction with the consolidated financial statements and the notes thereto, and other financial information contained elsewhere in this Form 10-K.

Overview

 We are a commercial-stage specialty pharmaceutical company that develops and commercializes innovative supportive care products. We have two marketed products:

•

Subsys — a proprietary, single-use product that delivers fentanyl, an opioid analgesic, for transmucosal absorption underneath the tongue, offered in 100, 200, 400, 600, 800, 1,200 and 1,600 mcg dosages. Subsys is approved for the treatment of breakthrough cancer pain in opioid-tolerant patients. We received FDA approval for Subsys in January 2012 and commercially launched Subsys in March 2012.

•

Dronabinol SG Capsule — a dronabinol soft gelatin capsule that is a generic equivalent to Marinol, an approved second-line treatment for chemotherapy-induced nausea and vomiting and anorexia associated with weight loss in patients with AIDS, offered in 2.5, 5.0 and 10.0 milligram dosages. We received FDA approval for Dronabinol SG Capsule in August 2011. We commercially launched Dronabinol SG Capsule through our exclusive distribution partner, Mylan Pharmaceuticals, Inc., in December 2011.

Subsys is our primary product, accounting for 99% of our revenue in 2014. We market Subsys through our U.S.-based field sales force focused on supportive care physicians. We utilize an incentive-based sales model that employs a pay structure where a significant component of the compensation paid to sales representatives is in the form of potential bonuses based on sales performance.

Our sales of, and revenue from, Subsys depend in significant part on the coverage and reimbursement policies of third-party payers, including government payers such as Medicare and Medicaid, and private health insurers. All third-party payers are sensitive to the cost of drugs and consistently implement efforts to control these costs, which efforts include, but are not limited to, establishing excluded or preferred drug lists. Subsys has been, and will likely continue to be, subject to these restrictions and impediments from third-party payers, particularly pharmacy benefit managers (“PBMs”) and private health insurers. We provide administrative patient support assistance, in large part through our patient services hub, which provides administrative support assistance to help patients work with their insurance companies.

On or around August 1, 2014, ESI officially released its exclusion list of drugs, effective January 1, 2015, in connection with its national preferred formulary.  Our product, Subsys, was included on this exclusion list. ESI is a large PBM that administers prescription drug benefits for employers and health plans and runs large mail-order pharmacies. While ESI, like most PBMs, has an exception process that physicians may pursue to have an off-formulary, medically necessary drug covered for patients, this decision will make it difficult for many patients covered through an ESI administered plan to have Subsys covered by insurance.  This change in ESI formulary status did not take effect until 2015 and therefore this ESI announcement did not impact our 2014 revenue or results of operations. As we have in the past, we will continue working with other PBMs to evaluate price increases and to communicate with managed care and health-system decision-makers to ensure a balanced approach, which takes into account the clinical performance and efficacy of our products.

We produce the Active Pharmaceutical Ingredient for Dronabinol SG Capsule at our U.S.-based, state-of-the-art dronabinol manufacturing facility. While we believe that this facility has the capacity to supply sufficient commercial quantities of dronabinol API for our Dronabinol SG Capsule, initial launch quantities of Dronabinol Oral Solution, if approved, and support the continued development of our other dronabinol product candidates in the near-term, we have commenced construction of a second dronabinol manufacturing facility, which we anticipate will enable us to supply sufficient commercial quantities of dronabinol API for our continued commercialization of Dronabinol SG Capsule and for the commercialization of our proprietary dronabinol product candidates, if approved. In May 2011, we entered into a supply and distribution agreement with Mylan, pursuant to which we engaged Mylan to exclusively distribute Dronabinol SG Capsule within the United States. See Note 8 under the heading “Legal Matters” in the Notes to our Consolidated Financial Statements for a discussion on our ongoing dispute with Mylan.

In addition, we are developing other product candidates, such as dronabinol line extensions and sublingual spray product candidates. Our most advanced potential cannabinoid line extension is Dronabinol Oral Solution. This product candidate has demonstrated more rapidly detectable blood levels and a more reliable absorption profile than Marinol in our clinical studies. We believe these attributes may ultimately increase patient compliance because of more rapid onset of action and less dose-to-dose variability, which we believe will allow us to further penetrate and potentially expand the market for the medical use of dronabinol. We completed a pre-NDA meeting with the FDA and a pivotal bioequivalence study for Dronabinol Oral Solution in 2012 and we completed the clinical dossier for this product candidate during the third quarter of 2013. We are currently engaged in an ongoing dialogue with the DEA regarding the potential scheduling classification for this product candidate. On October 15, 2014, we announced that we received a Refusal to File Letter from the FDA for our proprietary Dronabinol Oral Solution. The letter indicates that the FDA refused to file the NDA because the NDA contained an inadequate or incomplete pediatric study plan. We are currently working with the FDA to resubmit the application as quickly as possible.

We have the capability to manufacture pharmaceutical CBD, a synthetically produced and over 99% pure form of cannabidiol, in our Round Rock, Texas manufacturing facility. We believe we are the only U.S.-based company with the capacity to produce pharmaceutical CBD in large quantities. We intend to file an IND application with the FDA during 2015 for the treatment of epilepsy.

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

Approved Product Sales.    Our operating results will depend significantly upon our, and any of our third-party distributors’, sales of approved products. During the years ended December 31, 2014 and 2013, all of our net revenues were generated from the sale of our two approved products, Subsys and Dronabinol SG Capsule, with sales of Subsys accounting for 99% of our 2014 year-to-date revenues. Our results will depend on prescription volume generally, which we believe will be driven primarily by achievement of broad market acceptance and coverage by third-party payors and effectiveness of the marketing and selling efforts with respect to our products. In addition, our results will also depend on our mix of sales between Subsys and Dronabinol SG Capsule as well as the amounts of dosage strengths sold. Subsys gross margins are substantially higher than those of Dronabinol SG Capsule. Moreover, our gross margins improve on a unit-by-unit basis as we sell higher dosage strengths of our products. Importantly, the proportion of prescriptions written for repeat Subsys patients has continued to increase since July 2012 from 50% of prescriptions to approximately 88% of prescriptions as of December 31, 2014. Generally, repeat Subsys patients receive significantly higher doses of Subsys on average than first-time patients as patients are titrated from a starter dose of Subsys to their effective dose in accordance with the TIRF REMS protocol.

Investments in Our Infrastructure and Growth.    Our ability to increase our sales and to further penetrate our target market segments is dependent in part on our ability to invest in our infrastructure and in marketing efforts. In order to drive further growth, we may hire additional sales and marketing personnel and invest in marketing our products to our target physician prescriber base. For example, as of December 31, 2014, we had 286 full-time sales and marketing personnel. This will lead to corresponding increases in our operating expenses, although we anticipate that these investments will result in increased product sales and net revenue. In addition, we have commenced construction on a second dronabinol manufacturing facility, which we anticipate will supply us with sufficient commercial quantities of dronabinol API for our continued commercialization of Dronabinol SG Capsule and for the commercialization of our proprietary dronabinol product candidates, if approved. Capital expenditures associated with the completion of our second dronabinol manufacturing facility were approximately $18.0 million through December 31, 2014. This second facility will also increase our operating expenses. We have incurred and will continue to incur substantial operating costs in connection with our transition to operating as a public company, including increasing headcount and salaries and related expenses, legal and consultant fees, accounting fees, director fees, increased directors’ and officers’ insurance premiums, fees for investor relations services, and enhanced business and accounting systems.

Product Development and Related Regulatory Processes.    Our operating results will also depend significantly on our research and development activities and related regulatory developments. Our research and development expenses were $33.1 million and $8.5 million for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014, we had 47 full-time research and development personnel. We expect research and development expenses to increase as we increase related headcount and continue our planned preclinical studies and clinical trials for our product candidates, particularly our proprietary cannabinoid product candidates, including Dronabinol Oral Solution, and sublingual spray product candidates. We do not expect to realize net revenues from all of these research and development initiatives in the near term and may never realize net revenues from these investments. Due to the risks inherent in conducting preclinical studies and clinical trials, the regulatory approval process and the costs of preparing, filing and prosecuting patent applications, our development completion dates and costs will vary significantly for each product candidate and are very difficult to estimate. The lengthy process of seeking regulatory approvals and the subsequent compliance with applicable regulations require the expenditure of substantial additional resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals or acceptable DEA classifications for our product candidates, in particular those related to Dronabinol Oral Solution, could cause our research and development expenditures to increase significantly and, in turn, have a material adverse effect on our results of operations.

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

We sell Dronabinol SG Capsule exclusively to Mylan in dosage strengths of 2.5, 5.0 and 10.0 milligrams under the Mylan label. Mylan distributes Dronabinol SG Capsule and on a monthly basis pays us an amount equal to the value of Dronabinol SG Capsule it sold to wholesale pharmaceutical distributors and retail pharmacies, less contractually defined deductions for chargebacks, rebates, sales discounts, distribution and storage fees, and royalties. We are obligated to pay Mylan a royalty between 10% and 20% on Mylan’s net product sales, and a single digit percentage fee on such sales for distribution and storage services. We bear no risk of product return upon acceptance by Mylan. As Mylan has control over the amount it charges to wholesale pharmaceutical distributors for Dronabinol SG Capsule and the discounts offered to the distributors, the sales price is not fixed and determinable at the date we ship such product to Mylan. Accordingly, we recognize revenue on the sale of Dronabinol SG Capsule upon Mylan’s sale of product to wholesale distributors, which is the point at which the sales price is fixed and determinable. See Note 8 under the heading “Legal Matters” to the Notes to our Consolidated Financial Statements for a discussion on our ongoing dispute with Mylan.

Cost of Revenue, Gross Profit and Gross Margin

Cost of revenue for Subsys consists primarily of materials, third-party manufacturing costs, freight and indirect personnel costs, and other overhead costs based on units dispensed through patient prescriptions. Cost of revenue for Dronabinol SG Capsule primarily consists of materials, manufacturing costs and third-party assembly and packaging costs based on units sold by Mylan to wholesale distributors. We manufacture the API for Dronabinol SG Capsule at our U.S.-based, dronabinol manufacturing facilities. Also included in cost of revenue are charges for reserves for excess, dated or obsolete commercial inventories and production manufacturing variances.

Gross profit is net revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of net revenue.

Sales and Marketing Expenses

Our sales and marketing expenses consist primarily of salaries, commissions, benefits, consulting fees, costs of obtaining prescription and market data, and market research studies related to Subsys. As of December 31, 2014, we had 286 full-time sales and marketing personnel. We expect the number of our sales and marketing personnel to increase as we seek to continue to increase our existing product sales and as any subsequently approved products are commercialized. We expect our sales and marketing expenses, along with our research and development expenses, to be our largest categories of operating expenses for the foreseeable future. In addition, because we use an incentive-based compensation model for our sales professionals, we expect our sales and marketing expenses to fluctuate from period to period based on changes in Subsys net revenue. Specifically, we expect our sales and marketing expenses to increase in the near future to the extent that expected increases in Subsys net revenue are realized.

Research and Development Expenses

Research and development expenses consist of costs associated with our preclinical studies and clinical trials, and other expenses related to our drug development efforts. Our research and development expenses consist primarily of:

●	external research and development expenses incurred under agreements with third-party CROs, and investigative sites, third-party manufacturers and consultants;

●	employee-related expenses, which include salaries, benefits and stock-based compensation for the personnel involved in our preclinical and clinical drug development activities; and

●	facilities, depreciation and other allocated expenses, equipment and laboratory supplies.

To date, our research and development efforts have been focused primarily on our fentanyl and dronabinol programs. As of December 31, 2014, we had 47 full-time research and development personnel. We expect research and development expenses to increase as we increase related headcount and continue our planned preclinical studies and clinical trials for our product candidates, particularly our proprietary dronabinol product candidates, including Dronabinol Oral Solution. We determine which research and development projects to pursue, as well as the level of funding available for each project, based on the scientific and preclinical and clinical results of each product candidate and related regulatory action. We expect our research and development expenses, along with our sales and marketing expenses, to be our largest categories of operating expenses for the foreseeable future.

The following table provides a breakdown of our research and development expenses during the years ended December 31, 2014 and 2013 (in millions):

	Years Ended December 31,
	2014	2013
Cannabidiol	$5.8	$-
Buprenorphine	3.4	0.6
Fentanyl	2.8	0.8
Dronabinol	1.6	2.0
LEP-ETU and IL-13	1.1	0.2
Buprenorphine/Naloxone	0.8	0.6
Sildenafil	0.8	0.2
Ondansetron	0.7	-
Internal research and development costs	16.1	4.1
Total research and development expenses	$33.1	$8.5

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, accounting, business development and internal support functions. In addition, general and administrative expenses include facility costs not otherwise included in research and development expenses, and professional fees for legal, consulting and accounting services. As of December 31, 2014, we had 30 full-time general and administrative personnel. We expect general and administrative expense will increase as a result of increasing related headcount, expanding our operating activities and the costs we incur operating as a public company. We expect these increases to include salaries and related expenses, legal and consultant fees, accounting fees, director fees, increased directors’ and officers’ insurance premiums, fees for investor relations services, and enhanced business and accounting systems.

Interest Expense

Prior to our IPO, interest expense consisted primarily of the interest accrued on outstanding promissory notes payable to The John N. Kapoor Trust and the Kapoor Children 1992 Trust. These trusts are controlled by or are affiliated with our founder, Executive Chairman and principal stockholder, Dr. John N. Kapoor. We recorded interest expense of $0.9 million related to accrued interest on these notes during the year ended December 31, 2013. Upon completion of our IPO in May 2013, all outstanding principal and accrued interest on the Kapoor Notes converted into 11,115,512 shares of common stock (7,410,341 on a pre-split basis) and all of the Kapoor Notes were cancelled.

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

Based on the above, we have estimated the amount of pre-NeoPharm merger federal NOLs that are available to offset post-NeoPharm merger income at approximately $1.6 million as of December 31, 2014, which begin to expire in 2018.

For state tax purposes, we had approximately $272.0 million of state NOLs at December 31, 2014. Approximately $269.5 million of these NOLs relate only to Illinois. Based on projections and our limited activity in Illinois, we estimate that approximately $263.2 million of these Illinois NOLs will not be utilized. For this reason, we recorded a valuation allowance for the estimated tax benefit relating to this amount, or $20.4 million. Generally, the state NOL carryforwards begin expiring in 2027 if not utilized. The Illinois NOLs began expiring in 2015 if not utilized.

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

Subsys

Subsys was commercially launched in March 2012, and is available through an FDA mandated TIRF REMS program. We sell Subsys in the United States to wholesale pharmaceutical distributors, and on a very limited basis directly to retail pharmacies, or collectively our customers, on a wholesale basis, subject to rights of return within a period beginning six months prior to, and ending 12 months following, product expiration. Subsys currently has a shelf life of 36 months from the date of manufacture. Given the limited history of prescriptions of Subsys prior to the fourth quarter of 2013, we were not able to reliably estimate expected returns of the product at the time of shipment prior to the fourth quarter of 2013. Accordingly, we initially deferred the recognition of revenue and related product costs of Subsys product shipments until the product was dispensed through patient prescriptions. The quantity of prescription units dispensed was estimated using an analysis of third-party information, including TIRF REMS mandated data and third-party market research data. Based on the shipment and prescription trends for Subsys and based on an analysis of historical return rates of our own experience with Subsys, we concluded that we had the information needed to reasonably estimate product returns for Subsys during the fourth quarter of 2013. Beginning in the fourth quarter of 2013, in response to our ability to reasonably estimate returns, we began recognizing revenue for Subsys sales at the time of shipment to our customers. Accordingly, in the fourth quarter of 2013, we recognized a one-time increase of $1.5 million in net product sales of Subsys, representing product sales previously deferred, net of estimated product returns, wholesaler discounts, prompt pay discounts, stocking allowances, patient discount programs, rebates, and chargebacks. Including deferred cost of sales, this change resulted in a one-time $0.9 million increase to operating income for the year ended December 31, 2013. Prior to this change, cost of manufacturing Subsys associated with the deferred revenue was recorded as deferred costs, which were included in inventory, until such time as the deferred revenue was recognized.

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

Product Returns. We allow customers to return product for credit on returned product that is within six months before and up to 12 months following its product expiration date. The shelf life of Subsys is currently 36 months from the date of manufacture. We have monitored actual product sold through to patient prescriptions since product launch, which provides us with a basis to reasonably estimate future product returns, taking into consideration the shelf life of product at the time of shipment, shipment and prescription trends, estimated distribution channel inventory levels, and consideration of the introduction of competitive products.

Because of the shelf life of our products and our return policy of issuing credits on returned product that is within six months before and up to 12 months after its product expiration date, there may be a significant period of time between when the product is shipped and when we issue credits on returned product. Accordingly, we may have to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustments. The allowance for product returns is included in sales allowances.

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

Patient Discount Programs.    We offer discount card programs to patients for Subsys in which patients receive discounts on their prescriptions that are reimbursed by us to the retailer. We estimate the total amount that will be redeemed based on a percentage of actual redemption applied to inventory in the distribution and retail channel and recognize the discount as a reduction of revenue in the same period the related revenue is recognized. The allowance for patient discount programs is included in sales allowances..

Rebates.    We participate in certain rebate programs, which provide discounted prescriptions to qualified insured patients. Under these rebate programs, we pay a rebate to the third-party administrator of the program, generally two to three months after the quarter in which prescriptions subject to the rebate are filled. We estimate and accrue these rebates based on current contract prices, historical and estimated future percentages of product sold to qualified patients and estimated levels of inventory in the distribution channel. Rebates are recognized as a reduction of revenue in the period the related revenue is recognized. The allowance for rebates is included in sales allowances.

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

A rollforward of our product sales allowances for the years ended December 31, 2014 and 2013 is as follows (in thousands):

		Patient
	Wholesale	Discount
	Discounts (1)	Programs	Rebates	Returns	Total
Balance at December 31, 2012	$834	$1,540	$134	$-	$2,508
Revenue allowances:
Provision related to current period sales	9,038	10,351	6,997	1,294	27,680
Provisions related to sales made in prior years	-	3	371	12	386
Provision related to change in revenue recognition	(526)	(1,490)	(102)	221	(1,897)
Payment and credits related to sales made in current period	(5,764)	(7,905)	(3,110)	(928)	(17,707)
Payment and credits related to sales made in prior periods	(834)	(1,543)	(505)	-	(2,882)
Balance at December 31, 2013	2,748	956	3,785	599	8,088
Revenue allowances:
Provision related to current period sales	22,395	36,471	24,866	2,286	86,018
Provisions related to sales made in prior years	-	239	(656)	539	122
Payment and credits related to sales made in current period	(16,977)	(34,244)	(16,956)	(1,127)	(69,304)
Payment and credits related to sales made in prior periods	(2,748)	(1,195)	(3,129)	(1,138)	(8,210)
Balance at December 31, 2014	$5,418	$2,227	$7,910	$1,159	$16,714

(1)     Includes wholesaler discounts, prompt pay discounts, stocking allowances and government chargebacks.

 Dronabinol SG Capsule

Dronabinol SG Capsule was commercially launched in December 2011, and we sell Dronabinol SG Capsule exclusively through Mylan in the United States under a supply and distribution agreement. Pursuant to the terms of the Mylan agreement, we manufacture Dronabinol SG Capsule under the Mylan label. Mylan distributes Dronabinol SG Capsule and on monthly basis pays us an amount equal to the value of Dronabinol SG Capsule it sold to wholesale pharmaceutical distributors, less contractually defined deductions for chargebacks, rebates, sales discounts, distribution and storage fees, and royalties. Under the terms of the supply and distribution agreement with Mylan, we are obligated to pay Mylan a royalty of between 10% and 20% on Mylan’s net product sales, and a single digit percentage fee on such sales for distribution and storage services. We bear no risk of product return upon acceptance by Mylan. As Mylan has control over the amount it charges to wholesale pharmaceutical distributors for Dronabinol SG Capsule and the discounts offered to the distributors, the sales price is not fixed and determinable at the date we ship such product to Mylan. Accordingly, we recognize revenue upon Mylan’s sale of product to wholesale distributors, which is the point at which the sales price we ultimately charge to Mylan is fixed and determinable. See Note 8 under the heading “Legal Matters” in the Notes to our Consolidated Financial Statements for a discussion on our ongoing dispute with Mylan.

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

Stock-Based Compensation

Stock-based compensation expense is measured at the grant date, based on the estimated fair value of the award. The cost is recognized, net of forfeitures, in our consolidated financial statements as expense ratably over the employee’s requisite service period or vesting period, which is generally three to four years, on a straight-line basis. Equity awards issued to non-employees are recorded at their fair value on the grant date and are periodically re-measured as the underlying awards vest unless the instruments are fully vested, immediately exercisable and nonforfeitable on the date of grant. Expense recognized for consultant stock options was immaterial for the years ended December 31, 2014 and 2013.

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

●

Expected Term — The expected term represents the period that our stock-based awards are expected to be outstanding. The expected terms of the awards are based on a simplified method which defines the term as the average of the contractual term of the options and the weighted-average vesting period for all open tranches.

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

Deferred Tax Valuation Allowance

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income as well as feasible tax planning strategies in each taxing jurisdiction in which we operate. Historically, we have recorded a deferred tax valuation allowance in an amount equal to our net deferred tax assets. In the fourth quarter of 2013, we determined that it was more likely than not that we will ultimately be able to utilize deferred tax assets for which a valuation allowance had been provided. Accordingly, during the year ended December 31, 2013, the valuation allowance was reduced by $26.2 million and we recorded a total income tax benefit of $8.8 million.

Recently Issued Accounting Pronouncements

Recent accounting pronouncements which may be applicable to us are described in “Note 2. Significant Accounting Policies” in our Consolidated Financial Statements contained herein in Part II, Item 8.

Results of Operations

Comparison of year ended December 31, 2014 to year ended December 31, 2013

The following table presents certain selected consolidated financial data for the years ended December 31, 2014 and 2013 expressed as a percentage of net revenue:

	Years Ended December 31,
	2014	2013
Net revenue	100.0%	100.0%
Cost of revenue	10.2	12.8
Gross profit	89.8	87.2
Operating expenses:
Sales and marketing	26.2	29.4
Research and development	14.9	8.6
General and administrative	19.9	16.5
Total operating expenses	61.0	54.5
Operating income	28.8	32.8

Other income (expense):
Interest income (expense)	0.1	(0.9)
Other income (expense), net	0.0	(0.1)
Total other income (expense)	0.1	(1.0)

Income before income taxes	28.9	31.8
Income tax (expense) benefit	(11.8)	8.8

Net income	17.1%	40.6%

Net Revenue.    Net revenue increased $122.8 million, or 124%, to $222.1 million for the year ended December 31, 2014, compared to $99.3 million for the year ended December 31, 2013. The increase in net revenue was primarily attributable to the $123.8 million, or 129%, increase in net revenue of Subsys to $219.5 million for the year ended December 31, 2014 compared to $95.7 million for the year ended December 31, 2013. Subsys sales have grown rapidly since Subsys was initially marketed in 2012. Provisions for wholesaler discounts, patient discounts, rebates and returns increased to $22.4 million, $36.5 million, $24.4 million and $2.8 million, respectively, or 39.2% on a combined basis of gross revenue from the sale of Subsys for the year ended December 31, 2014, compared to $9.0 million, $10.4 million and $7.4 million, and $1.3 million, respectively, or 29.4% on a combined basis of gross revenue from the sale of Subsys for the year ended December 31, 2013. The increase in revenue provisions as a percentage of gross revenue was primarily attributable to an increase in the issuance of patient discount credits and rebate claims from managed care organizations and government programs. We expect net revenue from sales of Subsys to continue to increase during 2015 due primarily to anticipated increases in unit prices and in the number of prescriptions fulfilled, combined with changes in prescription strength mix. The increase in sales of Subsys was partially offset by a decrease in sales of Dronabinol SG Capsule of $1.0 million to $2.6 million for the year ended December 31, 2014, compared to $3.6 million for the year ended December 31, 2013. The decrease in sales of Dronabinol SG Capsule was due primarily to a dispute with our exclusive distributor of Dronabinol SG Capsule and the resulting impact of reduced product supply and lower selling prices since 2012. As Dronabinol SG Capsule is marketed by Mylan, we expect net revenue from sales of Dronabinol SG Capsule to continue to fluctuate in the future.

Cost of Revenue, Gross Profit and Gross Margin.    Cost of revenue increased $9.9 million to $22.6 million for the year ended December 31, 2014 compared to $12.7 million for the year ended December 31, 2013. The increase in cost of revenue was primarily attributable to the increase in sales of Subsys during the year ended December 31, 2014. Gross profit increased $112.9 million to $199.5 million for the year ended December 31, 2014 compared to $86.6 million for the year ended December 31, 2013. Gross margin for the year ended December 31, 2014 was approximately 90% compared to approximately 87% for the year ended December 31, 2013. The increase in gross margin was due primarily to a higher mix of sales of Subsys, which yields higher gross margins than sales of Dronabinol SG Capsule. Subsys gross margin was approximately 91% and 90% for the years ended December 31, 2014 and 2013, respectively. This increase in 2014 is attributable to a shift in sales mix to higher margin products in 2013 as repeat patients progress to higher dosage prescriptions.

During July 2014, we were notified by Mylan that certain Dronabinol SG Capsule inventories were approaching their product expiry date, and therefore, the inventory was not saleable to Mylan customers.  As a result of this notice, we recorded $0.7 million in revenue related to the recognition of non-refundable deposits for amounts paid by Mylan for this inventory, and a corresponding $1.4 million charge to cost of revenue for the second quarter of 2014. We expect that the Dronabinol SG Capsule revenues will continue to be an insignificant portion of our consolidated net revenues prospectively. See Note 8 under the heading “Legal Matters” in the Notes to our Consolidated Financial Statements for a discussion on our ongoing dispute with Mylan.

Sales and Marketing Expense.    Sales and marketing expense increased $28.9 million to $58.1 million for the year ended December 31, 2014 compared to $29.2 million for the year ended December 31, 2013. The increase in sales and marketing expense was due primarily to sales compensation expense and incremental product marketing expense associated with the increase in sales of Subsys

Research and Development Expense.    Research and development expense increased $24.6 million to $33.1 million for the year ended December 31, 2014 compared to $8.5 million for the year ended December 31, 2013. The increase in research and development expense was due primarily to an increase in research and development personnel and to clinical and development expenses incurred during 2014 related to our growing product pipeline.

General and Administrative Expense.    General and administrative expense increased $27.9 million to $44.3 million for the year ended December 31, 2014 compared to $16.4 million for the year ended December 31, 2013. The increase in general and administrative expense was due primarily to increases in legal expense incurred in connection with various ongoing litigation and subpoena related matters, stock-based compensation costs and administrative infrastructure to support the growth of Subsys sales combined with increased cost of being a public company during 2014.

Interest Income/(Expense). We reported interest income of $0.2 million for the year ended December 31, 2014 as compared to incurring net interest expense of $0.9 million for the year ended December 31, 2013 as a result of our investing excess cash in 2014 and the result of the conversion of the Kapoor Notes to common stock and the repayment of the $15.0 million line of credit in May 2013 in connection with our IPO.

Income Tax Expense/Benefit.     Provision for income taxes was $26.2 million for the year ended December 31, 2014 representing an effective tax rate of 40.8%. Income tax benefit was $8.8 million for the year ended December 31, 2013 as a result of the release of a portion of our valuation allowance that was previously recognized against our deferred tax assets.

Liquidity and Capital Resources

Sources of Liquidity

We incurred losses from our inception through December 31, 2012. As of December 31, 2014, we had an accumulated deficit of $51.1 million. Prior to our initial public offering, or IPO, we financed our operations primarily through the issuance of promissory notes to The John N. Kapoor Trust and the Kapoor Children 1992 Trust, which are controlled by or affiliated with our founder, Executive Chairman and principal stockholder.

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

Cash Flows

The following table shows a summary of our cash flows for the years indicated (in millions):

	Years Ended December 31,
	2014	2013
Net cash provided by operating activities	$49.7	$24.2
Net cash used in investing activities	(69.9)	(5.5)
Net cash provided by financing activities	32.9	26.3

Net increase in cash and cash equivalents	12.7	45.0
Cash and cash equivalents, beginning of period	45.4	0.4

Cash and cash equivalents, end of period	$58.1	$45.4

Cash Flows from Operating Activities.     Net cash provided by operating activities was $49.7 million for the year ended December 31, 2014 and net cash provided by operating activities was $24.2 million for the year ended December 31, 2013. The net cash provided during the years ended December 31, 2014 and 2013 primarily reflects net income driven primarily by growth in Subsys net sales, adjusted in part by depreciation and amortization, stock-based compensation expense, deferred income taxes, excess tax benefits on stock options and awards and non-cash interest expense and is also impacted by changes in working capital.

Cash Flows from Investing Activities.     Net cash used in investing activities was $69.9 million and $5.5 million for the years ended December 31, 2014 and 2013, respectively. During 2014, we invested $48.0 million of excess cash in short-term and long-term investments and we also incurred $22.2 million for purchases of equipment and leasehold improvements, including $18.0 million in connection with the construction of our second dronabinol facility. During 2013, our investing cash flows consisted primarily of expenditures on our dronabinol facility.

Cash Flows from Financing Activities.     Net cash provided by financing activities was $32.9 million and $26.3 million for the years ended December 31, 2014 and 2013, respectively. During the year ended December 31, 3014, we recognized $22.0 million of financing cash flows from excess tax benefits on stock options and awards, $9.0 million from the proceeds from exercise of stock options and $2.0 million of proceeds from shares issued under an employee stock purchase plan. During the year ended December 31, 2013, we received $32.5 million in net proceeds in connection with our IPO. We used $11.9 million of these proceeds to pay in full the credit facility with Bank of America. During the year ended December 31, 2013, we also received proceeds of $2.1 million from the exercise of stock options and $0.9 million of proceeds from shares issued under an employee stock purchase program. Additionally, we recognized excess tax benefits on stock options and awards of $2.7 million.

We invoice wholesalers upon shipment of Subsys. To date, our wholesalers have typically paid us 30 to 60 days from their applicable invoice dates.

Our cash flows for 2015 and beyond will depend on a variety of factors, including sales of Subsys and Dronabinol SG Capsule and any additional approved products, regulatory approvals, investments in manufacturing and production such as our planned second dronabinol manufacturing facility, capital equipment, and research and development. We expect our net cash inflows from operating activities to increase as we expect to increase sales of Subsys and Dronabinol SG Capsule, partially offset by anticipated expansion in sales and marketing, research and development, manufacturing, and general and administrative expenses as a public company.

Funding Requirements

We believe that the remaining net proceeds from the IPO, cash from operations and our pre-existing cash and cash equivalents and investments, together with interest thereon, will be sufficient to fund our operations for at least the next 12 months.

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

Although we generated cash from operating activities during the year ended December 31, 2014 and we expect to continue to fund our operations primarily from operating activities, we cannot guarantee that we will generate sufficient operating cash flows to fund our planned activities. We cannot be sure that additional financing will be available when needed, or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. If we raise additional funds by issuing equity or convertible securities, substantial dilution to existing stockholders will likely result. If we raise additional funds by incurring new debt obligations, the terms of the debt will likely require significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Off-Balance Sheet Arrangements

During the year ended December 31, 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Insys Therapeutics, Inc.

Chandler, Arizona

We have audited the accompanying consolidated balance sheets of Insys Therapeutics, Inc. (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of comprehensive income, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insys Therapeutics, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Phoenix, Arizona

March 3, 2015

INSYS THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2014	2013

Assets
Current Assets:
Cash and cash equivalents	$58,106	$45,382
Restricted cash	-	400
Short-term investments	24,757	-
Accounts receivable, net of allowances of $5,816 and $2,748 at December 31, 2014 and 2013, respectively	26,544	16,313
Inventories	34,781	14,528
Prepaid expenses and other assets	2,243	1,727
Deferred income tax assets	4,611	3,800
Total current assets	151,042	82,150
Property and equipment, net	29,872	10,127
Long-term investments	23,262	-
Deferred income tax assets	7,602	8,238
Other assets	3,343	43
Total assets	$215,121	$100,558

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$27,454	$12,173
Accrued compensation	6,926	3,568
Accrued sales allowances	11,296	5,340
Total current liabilities	45,676	21,081
Uncertain income tax position	3,778	-
Total liabilities	49,454	21,081

Commitments and contingencies

Stockholders' Equity:
Preferred stock (par value $0.001 per share, 10,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2014 and 2013, respectively)	-	-
Common stock (par value $0.01 per share; 100,000,000 and 50,000,000 shares authorized as of December 31, 2014 and 2013, respectively; 35,351,344 and 33,184,892 shares issued and outstanding as of December 31, 2014 and 2013, respectively)	354	332
Additional paid in capital	216,414	168,199
Unrealized loss on available-for-sale securities	(24)	-
Notes receivable from stockholders	(21)	(21)
Accumulated deficit	(51,056)	(89,033)
Total stockholders' equity	165,667	79,477

Total liabilities and stockholders' equity	$215,121	$100,558

See accompanying notes to consolidated financial statements.

INSYS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except share and per share data)

	Years Ended December 31,
	2014	2013

Net revenue	$222,125	$99,289
Cost of revenue	22,578	12,665
Gross profit	199,547	86,624
Operating expenses:
Sales and marketing	58,105	29,194
Research and development	33,136	8,499
General and administrative	44,283	16,372
Total operating expenses	135,524	54,065
Operating income	64,023	32,559

Other income (expense):
Interest income	151	22
Interest expense	-	(950)
Other income (expense), net	2	(54)
Total other income (expense)	153	(982)

Income before income taxes	64,176	31,577
Income tax (expense) benefit	(26,199)	8,800

Net income	37,977	40,377
Unrealized loss on available-for-sale securities	(24)	-
Total comprehensive income	$37,953	$40,377

Net income per common share:
Basic	$1.10	$1.56
Diluted	$1.04	$1.41
Weighted average common shares outstanding
Basic	34,379,535	25,919,768
Diluted	36,667,566	28,734,617

See accompanying notes to consolidated financial statements.

INSYS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid in	Unrealized Loss on Available-For-Sale	Notes Receivable From	Accumulated
	Shares	Amount	Shares	Amount	Capital	Securities	Stockholders	Deficit	Total
Balance at December 31, 2012	14,864,607	$149	1,284,059	$13	$64,591	$-	$(21)	$(129,410)	$(64,827)
Conversion of preferred to common stock	(14,864,607)	(149)	12,793,290	128	21	-	-	-	149
Conversion of notes payable to common stock	-	-	11,115,512	111	59,173	-	-	-	59,284
Issuance of common stock - initial public offering	-	-	6,900,000	69	32,387	-	-	-	32,456
Issuance of common stock - employee stock purchase plan	-	-	188,055	2	850	-	-	-	852
Exercise of stock options	-	-	903,977	9	2,093	-	-	-	2,102
Excess tax benefits on stock options and awards	-	-	-	-	2,745	-	-	-	2,745
Stock based compensation - stock options and awards	-	-	-	-	6,339	-	-	-	6,339
Net income	-	-	-	-	-	-	-	40,377	40,377
Balance at December 31, 2013	-	-	33,184,892	332	168,199	-	(21)	(89,033)	79,477
Exercise of stock options	-	-	1,808,395	18	8,938	-	-	-	8,956
Issuance of common stock- employee stock purchase plan			358,057	4	1,985	-	-	-	1,989
Excess tax benefits on stock options and awards			-	-	22,003	-	-	-	22,003
Stock based compensation - stock options and awards	-	-	-	-	15,289	-	-	-	15,289
Unrealized loss on available-for-sale securities	-	-	-	-	-	(24)	-	-	(24)
Net income			-	-	-	-	-	37,977	37,977
Balance at December 31, 2014	-	$-	35,351,344	$354	$216,414	$(24)	$(21)	$(51,056)	$165,667

See accompanying notes to consolidated financial statements.

INSYS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2014	2013
Cash flows from operating activities:
Net income	$37,977	$40,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,500	1,788
Stock-based compensation	15,289	6,339
Deferred income tax benefit	(175)	(12,038)
Excess tax benefits on stock options and awards	(22,003)	(2,745)
Interest expense accrued on notes payable	-	900
Changes in operating assets and liabilities:
Accounts receivable	(10,230)	(13,224)
Inventories	(20,253)	(7,433)
Prepaid expenses and other current assets	(3,816)	(365)
Accounts payable, accrued expenses and other current liabilities	50,375	10,650
Net cash provided by operating activities	49,664	24,249

Cash flows from investing activities:
Change in restricted cash and restricted cash equivalents	400	(400)
Purchase of investments	(48,043)	-
Purchases of property and equipment	(22,245)	(5,125)
Net cash used in investing activities	(69,888)	(5,525)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,989	33,308
Net repayments on line of credit	-	(11,858)
Excess tax benefits on stock options and awards	22,003	2,745
Proceeds from exercise of stock options	8,956	2,102
Net cash provided by financing activities	32,948	26,297

Change in cash and cash equivalents	12,724	45,021

Cash and cash equivalents, beginning of year	45,382	361

Cash and cash equivalents, end of year	$58,106	$45,382

Supplemental cash flow disclosures:
Cash paid for interest expense	$-	$51
Cash paid for income taxes	$2,975	$991

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

2.        Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Insys Therapeutics, Inc. and its wholly-owned subsidiary, Insys Pharma, Inc. (“Insys Pharma”). All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

 Reclassification

Certain amounts in the 2013 consolidated financial statements have been reclassified to conform to the 2014 presentation.

Fair Value of Financial Instruments

The carrying values of our financial instruments, including cash, accounts receivable and accounts payable approximate their fair value due to the short term nature of these financial instruments.

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

Subsys

Subsys was commercially launched in March 2012, and is available through a U.S. Food and Drug Administration (“FDA”) mandated Risk Evaluation and Mitigation program known as the Transmucosal Immediate Release Fentanyl program (“TIRF REMS”). We sell Subsys in the United States to wholesale pharmaceutical distributors, and on a very limited basis directly to retail pharmacies, or collectively our customers, on a wholesale basis, subject to rights of return within a period beginning six months prior to, and ending 12 months following, product expiration. Subsys currently has a shelf life of 36 months from the date of manufacture. Given the limited sales history of prescriptions of Subsys prior to the fourth quarter of 2013, we were not able to reliably estimate expected returns of the product at the time of shipment prior to the fourth quarter of 2013. Accordingly, we initially deferred the recognition of revenue and related product costs of Subsys product shipments until the product was dispensed through patient prescriptions. The quantity of prescription units dispensed was estimated using an analysis of third-party information, including TIRF REMS mandated data and third-party market research data. Beginning in the fourth quarter of 2013, we were able to reasonably estimate product returns of Subsys. Therefore, we began recognizing revenue for Subsys sales at the time of shipment. Accordingly, in the fourth quarter of 2013, we recognized a one-time increase of $1.5 million in net product sales of Subsys, representing product sales previously deferred, net of estimated product returns, wholesaler discounts, prompt pay discounts, stocking allowances, patient discount programs, rebates, and chargebacks. Including deferred cost of sales, this change resulted in a one-time $0.9 million increase to operating income for the year ended December 31, 2013.

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

Because of the shelf life of our products and our return policy of issuing credits on returned product that is within six months before and up to 12 months after its product expiration date, there may be a significant period of time between when the product is shipped and when we issue credits on returned product. Accordingly, we may have to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustments. The allowance for product returns is included in sales allowances.

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

Dronabinol SG Capsule

Dronabinol SG Capsule was commercially launched in December 2011, and we sell Dronabinol SG Capsule exclusively to Mylan Pharmaceuticals, Inc. (“Mylan”) in the United States under a supply and distribution agreement. Pursuant to the terms of the Mylan agreement, we manufacture Dronabinol SG Capsule under the Mylan label. Mylan distributes Dronabinol SG Capsule and on a monthly basis pays us an amount equal to the value of Dronabinol SG Capsule it sold to wholesale pharmaceutical distributors, less contractually defined deductions for chargebacks, rebates, sales discounts, distribution and storage fees, and royalties. Under the terms of the supply and distribution agreement with Mylan, we are obligated to pay Mylan a royalty of between 10% and 20% on Mylan’s net product sales, and a single digit percentage fee on such sales for distribution and storage services. We bear no risk of product return upon acceptance by Mylan. As Mylan has control over the amount it charges to wholesale pharmaceutical distributors for Dronabinol SG Capsule and the discounts offered to the distributors, the sales price is not fixed and determinable at the date we ship such products to Mylan. Accordingly, we recognize revenue upon Mylan’s sale of products to wholesale distributors, which is the point at which the sales price is fixed and determinable. See Note 8 under the heading “-Legal Matters” of these Notes for a discussion on our ongoing dispute with Mylan.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying value of those investments approximates their fair market value due to their short maturity and liquidity. Cash and cash equivalents include cash on hand and amounts on deposit with financial institutions, which at times may exceed FDIC limits.

Accounts Receivable, Net

Trade accounts receivable are recorded at the invoice amount net of allowances for wholesaler discounts, prompt pay discounts, stocking allowances, and doubtful accounts. See Note 2 – “Revenue Recognition” above for a description of our wholesaler discounts, prompt pay discounts, stocking allowances and chargebacks. We evaluate the collectability of our accounts receivable based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and historical experience.

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

Property and Equipment

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

Advertising and Marketing

Advertising and marketing costs are expensed as incurred.

Stock-Based Compensation Expenses

Stock-based compensation cost is estimated at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the vesting period. We use the Black-Scholes option pricing model for estimating the grant date fair value of stock options using the following assumptions:

●

Exercise price - Prior to May 7, 2013, we determined the exercise price based on valuations using the best information available to management at the time of the valuations. Subsequent to our initial public offering of common stock (“IPO”) on May 7, 2013, the exercise price is equal to the fair market value of the stock on the grant date which is determined based on quoted market prices.

●

Volatility - Prior to our IPO, we did not have a reliable history of market prices for our common stock. Following our IPO, while we have an active trading market, we do not have sufficient historical data to accurately determine volatility for the period equivalent to the expected term of the stock option grants. Accordingly, we estimate the expected stock price volatility for our common stock by taking the median historical stock price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants.

●

Expected term - The expected term is based on a simplified method which defines the term as the average of the contractual term of the options and the weighted-average vesting period for all open employee awards.

●

Risk-free rate - The risk-free interest rate for the expected term of the option is based on the average market rate on U.S. treasury securities in effect during the quarter in which the options were granted.

●	Dividends - The dividend yield assumption is based on our history and expectation of paying no dividends.

●	Forfeitures - Forfeitures have historically been insignificant.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could materially differ from those estimates.

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

Our policy for short-term and long-term investments is to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. Short-term and long-term investments consist of corporate, various government agency and municipal debt securities, as well as certificates of deposit that have maturity dates that are greater than 90 days. Certificates of deposit are carried at cost which approximates fair value. We classify our marketable securities as available-for-sale in accordance with FASB Accounting Standards Codification Topic 320, Investments — Debt and Equity Securities. Available-for-sale securities are carried at fair value with unrealized gains and losses reported in stockholders’ equity. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in impairment of the fair value of the investment. We did not have any realized gains or losses or decline in values judged to be other than temporary during the year ended December 31, 2014. If we had realized gains and losses and declines in value judged to be other than temporary, we would have been required to include those changes in other expense in the consolidated statements of income and comprehensive income. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security. The cost of securities sold is calculated using the specific identification method. At December 31, 2014, our certificates of deposit as well as our marketable securities have been recorded at an estimated fair value of $24,757,000 and $23,262,000 in short-term and long-term investments, respectively.

Investments consisted of the following at December 31, 2014 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Other- Than- Temporary Impairment Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$44,785	$-	$-	$-	$44,785	$44,785	$-	$-
Money market funds	13,321	-	-	-	13,321	13,321	-	-
Certificates of deposit	12,657	-	-	-	12,657		3,160	9,497
Marketable securities:
Corporate securities	10,837	-	(26)	-	10,811	-	6,229	4,582
Federal agency securities	9,512	-	(10)	-	9,502	-	5,009	4,493
Municipal securities	15,037	15	(3)	-	15,049	-	10,359	4,690
Total marketable securities	35,386	15	(39)	-	35,362	-	21,597	13,765

	$106,149	$15	$(39)	$-	$106,125	$58,106	$24,757	$23,262

We did not have certificates of deposit or marketable securities at December 31, 2013.

The amortized cost and estimated fair value of the marketable securities at December 31, 2014, by maturity, are shown below (in thousands):

	December 31, 2014
	Amoritzed Cost	RFair Value
Marketable securities:
Due in one year or less	$21,597	$21,597
Due after one year through 5 years	13,789	13,765
Due after 5 years through 10 years	-	-
Due after 10 years	-	-

	$35,386	$35,362

The following table shows the gross unrealized losses and the fair value of our investments, with unrealized losses that are not deemed to be other-than-temporarily impaired aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2014 (in thousands):

	December 31, 2014
	Less Than 12 Months		Greater Than 12 Months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Marketable securities:
Corporate securities	$9,809	$(26)	$-	$-
Federal agency securities	6,490	(10)	-	-
Municipal securities	1,832	(3)	-	-

	$18,131	$(39)	$-	$-

As of December 31, 2014, we have concluded that the unrealized losses on our marketable securities are temporary in nature. Marketable securities are reviewed quarterly for possible other-than-temporary impairment. This review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the expectation for that security’s performance and the creditworthiness of the issuer. Additionally, we do not intend to sell, and it is not probable that we will be required to sell, any of the securities before the recovery of their amortized cost basis.

4.     Fair Value Measurement

At December 31, 2014, we held short-term and long-term investments, as described in Note 3, that are required to be measured at fair value on a recurring basis.  All available-for-sale investments held by us at December 31, 2014 have been valued based on Level 2 inputs. Available-for-sale securities classified within Level 2 of the fair value hierarchy are valued utilizing reports from third-party asset managers that hold our investments, showing closing prices on the last business day of the period presented. These asset managers utilize an independent pricing source to obtain quotes for most fixed income securities, and utilize internal procedures to validate the prices obtained. In addition, we use an independent third-party to perform price testing, comparing a sample of quoted prices listed in the asset managers’ reports to quotes listed through a public quotation service.

Our investments measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820, Fair Value Measurements and Disclosures, at December 31, 2014 were as follows (in thousands):

	Fair Value Measurement at Reporting Date
	December 31, 2014	Quoted Prices in active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
Corporate securities	$10,811	$-	$10,811	$-
Federal agency securities	9,502	-	9,502	-
Municipal securities	15,049	-	15,049	-

Total assets measured at fair value	$35,362	$-	$35,362	$-

We did not have any certificates of deposit or marketable securities at December 31, 2013.

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

The components of inventories, net of allowances, are as follows (in thousands):

	December 31,	December 31,
	2014	2013
Finished goods	$30,998	$8,084
Work-in-process	4,316	3,886
Raw materials and supplies	2,785	2,558
Total inventories	38,099	14,528
Less: non-current work-in-process	(3,318)	-
	$34,781	$14,528

As of December 31, 2014 and 2013, raw materials inventories consisted of raw materials used in the manufacture of our active pharmaceutical ingredient (“API”) in our U.S.-based, state-of-the-art dronabinol manufacturing facility and component parts used in the manufacture of Subsys. Work-in-process consisted of actual production costs, including facility overhead and tolling costs of in-process Dronabinol SG Capsule and Subsys products. Finished goods inventories consisted of finished Dronabinol SG Capsule and Subsys products. Non-current work-in-process represent those inventories pending FDA approval which is not expected before December 31, 2015, and are included in other assets in our consolidated balance sheets.

6.        Property and Equipment

Property and equipment are comprised of the following (in thousands):

	Estimated
	Useful Life			As of December 31,
	(in years)			2014	2013
Computer equipment	3	-	5	$1,530	$713
Scientific equipment	5	-	7	5,928	3,379
Furniture	5	-	7	1,545	487
Manufacturing equipment	5	-	10	13,101	8,098
Leasehold improvements		*		16,688	3,869
Less: accumulated depreciation and amortization				(8,920)	(6,419)
Total fixed assets				$29,872	$10,127

*	The estimated useful life of the leasehold improvements is the lesser of the lease term or the estimated useful life.

Total depreciation and amortization expense for the years ended December 31, 2014 and 2013 was $2,500,000 and $1,788,000, respectively.

7.        Debt

On September 30, 2014, our $15,000,000 secured revolving credit facility (the “Facility”), which we entered into in October 2013 with JPMorgan Chase Bank, N.A. matured. As of December 31, 2013, no amounts were outstanding under the Facility.

Upon the May 2013 closing of our IPO, we paid off all indebtedness under our previous line of credit and converted several notes due to a principal stockholder into common stock.

8.        Commitments and Contingencies

Lease Commitments

We lease facilities under non-cancelable operating lease agreements. Future minimum commitments for these operating leases in place as of December 31, 2014, with a remaining non-cancelable lease term in excess of one year, are as follows (in thousands):

Years ending December 31,
2015	$1,896
2016	2,062
2017	1,989
2018	1,770
2019	1,795
Thereafter	5,160
Total	$14,672

The terms of certain lease agreements provide for rental payments on a graduated basis. We recognize rent expense on the straight-line basis over the lease period and have accrued for rent expense incurred but not paid. Rent expense under operating leases for the years ended December 31, 2014 and 2013 was approximately $1,698,000 and $498,000, respectively.

Defined Contribution Retirement Plans (401(k) Plan)

We sponsor a 401(k) plan covering all full-time employees. Participants may contribute up to the legal limit. The 401(k) plan provides for employee contributions, and beginning October 2014, our matching contribution is 50 percent of the first 6 percent of earnings contributed by each participant.

Contractual Commitments

Manufacture and Supply Agreements

We maintain certain manufacture and supply agreements with third party vendors for the manufacturing, processing, and packaging of Subsys and Dronabinol SG Capsule which expire in 2016. As of December 31, 2014, our remaining estimated annual contractual obligations under these agreements are not material.

Contingent Consideration

In connection with a reverse merger we made in 2010, selling stockholders obtained certain non-transferable contingent payment rights. These rights entitle the selling stockholders to receive cash payments aggregating $20,000,000 (equivalent to $0.70402 per share) if, prior to the five-year anniversary of the acqusition, the FDA approves a New Drug Application for any one or more of the acquired company’s product candidates that were under development at the time of the acqusition. The distribution is payable within nine months of FDA approval. We believe it is not probable that the contingent consideration will be paid.

Legal Matters

Other than the matters that we have disclosed below, we from time to time become involved in various ordinary course legal and administrative proceedings, which include intellectual property, commercial, governmental and regulatory investigations, employee related issues and private litigation, which we do not believe are either individually, or in the aggregate, likely to have a material adverse effect on our results of operations and financial condition.

Notwithstanding the foregoing, legal and governmental proceedings are inherently unpredictable and, in part, beyond our control, and we cannot reasonably predict the outcome of these legal proceedings, nor can we estimate the amount of loss, or range of loss, if any, that may result from these proceedings generally described above or specifically described below. An adverse outcome in any of these proceedings could have a material adverse effect on our business, financial condition, results of operations and cash flows, and could cause the market value of our common stock to decline.

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

Federal Securities Litigation

Between May 15 and May 19, 2014, two complaints (captioned Larson v. Insys Therapeutics, Inc., Case No. 14-cv-01043-GMS) and (Li vs. Insys Therapeutics, Inc., Case No 14-cv-01077-DGC) were filed in the U.S. District Court for the District of Arizona, or Arizona District Court, against us and certain of our current officers. The complaints were brought as purported class actions, on behalf of purchasers of our common stock. In general, the plaintiffs allege that the defendants violated federal securities laws by making intentionally false and misleading statements regarding our business and operations, therefore artificially inflating the price of our common stock. The plaintiffs seek unspecified monetary damages and other relief. On July 14, 2014, several purported shareholders filed motions to consolidate the two cases, appoint a lead plaintiff, and appoint lead counsel. On August 29, 2014, the Arizona District Court issued an order consolidating the action, appointing Hongwei Li as lead plaintiff, and appointing the lead counsel. Lead plaintiffs complaint was filed on October 27, 2014. On December 11, 2014, we moved to dismiss the amended consolidated complaint. The parties have filed a motion to stay the action pending a mediation in connection with a potential resolution of the action.

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

The trial commenced on December 1, 2014 with the evidence phase of the trial completing on January 29, 2015. The parties are awaiting an order from the court.

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

In November 2014, the arbitration panel held Phase I of the arbitration proceeding which we anticipate will resolve (1) whether Mylan materially breached the Agreement by failing to accept the delivery of conforming shipments of product in October 2012, January 2014 and March 2014; (2) whether Mylan has materially breached the parties’ Supply and Distribution Agreement by failing to use commercially reasonable efforts to market and sell the product; and (3) whether we are in breach of the Agreement by delivering non-conforming product. If we are successful in our claims, the Panel will schedule a Phase II of the arbitration to determine the amount, if any, of damages suffered because of the breach of the Supply and Distribution Agreement. The arbitration panel had not yet delivered a Phase I decision as of March 3, 2015.

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

9.        Equity

Preferred Stock

Prior to our May 2013 IPO, we had outstanding shares of convertible preferred stock that were convertible into common stock on a one-to-0.57377 basis and, until converted, were entitled to the voting and dividend rights of the same number of shares of common stock into which they were convertible. Each share of convertible preferred stock automatically converted into shares of our common stock immediately prior to the closing of our initial public offering of common stock at the conversion ratio.

In August, 2014, we entered into a Rights Agreement with respect to a newly-designated Series A Participating Preferred Stock. In connection with the Rights Agreement, our Board of Directors declared a dividend distribution of the right to purchase one one-hundredth of one share of our newly designated Series A Junior Participating Preferred Stock, par value $0.001 per share (a “Right”) for each outstanding share of common stock, par value $0.01 per share, held by the stockholders of the Company at the close of business on September 1, 2014 (the “Record Date”).

Each Right entitles the registered holder to purchase from us one one-hundredth of a share of preferred stock (each, a “Preferred Share” and collectively, the “Preferred Shares”) at a price of $160 per one one-hundredth of a Preferred Share (the “Purchase Price”), subject to adjustment. Each one one-hundredth of a Preferred Share has the designations, powers, privileges, preferences, rights, qualifications, limitations and restrictions that are designed to make it the economic equivalent of one share of common stock.

The Rights will not become exercisable until the earlier to occur of the close of business on (i) the tenth calendar day following acquisition by any person, entity or group of affiliated or associated persons of beneficial ownership of 15% or more of our outstanding shares of common stock (an “Acquiring Person”) or (ii) the tenth business day (or such later date as may be determined by action of the Board prior to such time as any person or entity becomes an Acquiring Person) following the date of commencement of, or the first announcement of, an intention to commence, a tender offer or exchange offer, the consummation of which would result in any person or entity or group of persons or entities acting in concert becoming an Acquiring Person (the earlier of such dates being called the “Distribution Date”). Until the Distribution Date, the Rights will be transferable with and only with our Common Shares. The Rights will expire ten years after the execution of the Rights Agreement unless the Rights are earlier redeemed or exchanged by us.

Each Preferred Share is entitled to a minimum preferential quarterly dividend payment equal to the greater of $1.00 per share or 100 times the aggregate per share price of all cash and non-cash dividends declared per share of common stock. In the event of liquidation, the holders of the Preferred Shares would be entitled to a minimum preferential liquidation payment of $100 per share plus an amount equal to accrued and unpaid dividends and distributions thereon, provided that the Preferred Shares would be entitled to receive an aggregate amount per share equal to 100 times the aggregate amount to be distributed per share to holders of common stock. Each Preferred Share has 100 votes, voting together with the common stock.

Common Stock

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

On May 6, 2014, our shareholders approved an amendment to our certificate of incorporation to increase the authorized shares of common stock from 50,000,000 to 100,000,000 and an amendment to increase the par value for our common stock to $0.01 per share. Our consolidated financial statements and notes herein have been retroactively restated to reflect the impact of these amendments.

Initial Public Offering

On May 7, 2013, we completed our IPO, pursuant to which we sold 6,900,000 shares of our common stock (4,600,000 on a pre-split basis) at a price of $5.33 per share ($8.00 on a pre-split basis), which included the underwriters’ exercise of their over-allotment option. As a result of the IPO, we raised a total of $32.5 million in net proceeds after deducting underwriting discounts and commissions of $2.6 million and offering expenses of $1.8 million. Costs directly associated with our IPO were capitalized and recorded as deferred IPO costs prior to the completion of the IPO. These costs have been recorded as a reduction of the proceeds received in arriving at the amount recorded in additional paid-in capital. Upon completion of the IPO, all outstanding shares of our preferred stock were converted into 12,793,290 shares of common stock (8,528,860 on a pre-split basis). Also, upon completion of our IPO, the outstanding balance of principal and accrued interest related to several promissory and demand notes in favor of entities controlled by Dr. John Kapoor in the amount of $59,284,000 were converted into 11,115,512 shares of common stock (7,410,341 at a pre-split basis).

10.       Stock-based Compensation

We currently have the following stock-based incentive plans:

2013 Employee Stock Purchase Plan

The 2013 Employee Stock Purchase Plan (the “ESPP”) was adopted by our board of directors and approved by our stockholders, and became effective in connection with our initial public offering in May 2013. The ESPP authorizes the issuance of 262,500 shares of common stock (175,000 on a pre-split basis) pursuant to purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2014 through January 1, 2023, by the least of (a) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, (b) 300,000 shares (200,000 on a pre-split basis), or (c) a number determined by our board of directors that is less than (a) and (b). The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”). As of December 31, 2014, 546,112 shares of common stock have been purchased under the ESPP.

2013 Equity Incentive Plan

The 2013 Equity Incentive Plan (the “2013 Plan”) is the successor to and continuation of the 2006 Equity Incentive Plan and the Insys Pharma, Inc., Amended and Restated Equity Incentive Plan. The 2013 Plan was adopted by our board of directors and approved by our stockholders, and became effective in connection with our initial public offering in May 2013. The 2013 Plan provides for the grant of stock awards, including stock options, restricted stock, stock appreciation rights, performance units, performance shares and other stock awards, to our employees, directors and consultants. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2014 through January 1, 2023, by the lesser of (a) 4% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; or (b) a number of shares of common stock that may be determined each year by the Registrants board of directors that is less than the preceeding clause (a). As of December 31, 2014, options to purchase 2,808,111 shares of common stock were outstanding and 197,225 shares remained available for future grant.

2006 Equity Incentive Plan

The 2006 Equity Incentive Plan (the “2006 Plan”) provided for the grant of stock awards, including stock options, restricted stock, stock appreciation rights, performance units, performance shares and other stock awards, to our employees, directors and consultants. The 2006 Plan was adopted in April 2006. As of December 31, 2014, options to purchase 728,857 shares of common stock were outstanding. There were no unvested options outstanding under the Plan as of December 31, 2014. The Plan has been terminated and we will not grant additional equity awards under the Plan.

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

Insys Pharma, Inc. Amended and Restated Equity Incentive Plan

Insys Pharma, Inc.’s Amended and Restated Equity Incentive Plan (the “Plan”) provided for the grant of stock options to employees, directors and consultants to acquire Insys Pharma’s voting and non-voting common stock. The Plan was originally adopted by Insys Pharma in December 2002 and was amended and restated in June 2006. In connection with our reverse acquisition of Insys Pharma in November 2010, all of the outstanding options granted under the Plan were assumed by us and were converted into options to purchase shares of our common stock at the exchange ratio set forth in the merger agreement. As of December 31, 2014, options to purchase an aggregate of 316,613 shares of our common stock under the Plan were outstanding. There were no unvested options outstanding under the Plan as of December 31, 2014. The Plan has been terminated and we will not grant additional equity awards under the Plan.

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

Amounts recognized in the consolidated statements of comprehensive income with respect to our stock-based compensation plans were as follows (in thousands):

	Years Ended December 31,
	2014	2013
Research and development	$5,498	$915
General and administrative	9,791	5,424
Total cost of stock-based compensation	$15,289	$6,339

Included in stock-based compensation for the year ended December 31, 2014 was approximately $4,016,000 of expense associated with the accelerated vesting of option awards related to two terminated employees.

The following table summarizes stock option activity during the years ended December 31, 2014 and 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2012	3,258,860	$2.12
Granted	2,230,050	$9.71
Cancelled	(87,444)	$5.71
Exercised	(903,977)	$2.31
Outstanding as of December 31, 2013	4,497,489	$5.79
Granted	1,698,599	$29.13
Cancelled	(534,112)	$15.42
Exercised	(1,808,395)	$4.95
Outstanding as of December 31, 2014	3,853,581	$15.14	8.30	$104.1

Vested and exercisable as of December 31, 2013	1,810,653	$2.80	7.05	$41.7
Vested and exercisable as of December 31, 2014	1,330,360	$7.90	7.20	$45.6

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the positive difference between the fair market value of our common stock and the exercise price of the stock options. As of December 31, 2014, we expect to recognize $34,118,000 of stock-based compensation for our outstanding options over a weighted-average period of 3.0 years.

Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2014 and 2013, was $8,956,000 and $2,102,000. For the years ended December 31, 2014 and 2013, we recorded net reductions of $22,003,000 and $2,745,000, respectively, of our federal and state income tax liability, with an offsetting credit to additional paid-in capital resulting from the excess tax benefits related to exercised stock options.

Stock Option Valuation Information

The weighted-average assumptions used to estimate the fair value of employee stock options granted during the periods presented are as follows:

	2014	2013
Expected volatility	69.3%	73.54%
Risk-free interest rate	1.72%	2.04%
Expected term (in years)	6.0	7.0
Expected dividend yield	0.00%	0.00%

For the years ended December 31, 2014 and 2013, the weighted-average estimated fair value per option granted was $21.05 and $10.07, respectively.

11.     Income Taxes

Income tax (benefit) expense consists of the following (in thousands):

	Years Ended December 31,
	2014	2013
Current income taxes:
Federal	$22,500	$2,281
State and local	3,874	957
Total current income tax	26,374	3,238
Deferred income taxes:
Federal	867	(9,123)
State and local	(1,042)	(2,915)
Total deferred income tax	(175)	(12,038)
Provision (benefit) for income taxes	$26,199	$(8,800)

As of December 31, 2014, we had approximately $1.6 million of federal net operating loss carryforwards (“NOLs”) all of which are subject to a significant Section 382 limitation. Under Section 382 of the Code, substantial changes in our ownership may limit the amount of NOLs that can be utilized annually in the future to offset taxable income, if any. Specifically, this limitation may arise in the event of a cumulative change in ownership of our company of more than 50% within a three-year period as determined under the Code, which we refer to as an ownership change. Any such annual limitation may significantly reduce the utilization of these NOLs before they expire. Our ability to utilize federal NOLs created prior to the NeoPharm merger is significantly limited. For federal tax purposes, the Section 382 NOL carryforward is limited on an annual basis and begins expiring in 2018.

For state tax purposes, we had approximately $272.0 million of state NOLs at December 31, 2014, including the excess tax deductions from the exercise of stock options. Approximately $269.5 million of these NOLs relate only to Illinois. Based on projections, we estimate that approximately $263.2 million of these Illinois NOLs will not be utilized. For this reason, we recorded a valuation allowance for the estimated tax benefit relating to this amount, or $20.4 million. Generally, the state NOL carryforwards begin expiring in 2016 if not utilized. The Illinois NOLs begin expiring in 2015 if not utilized.

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

Deferred Income Taxes

The tax effects of temporary differences and carry forwards that give rise to the deferred tax assets and liabilities are comprised of the following as of December 31 (in thousands):

Deferred tax assets:	2014	2013
NOLs and credits	$24,683	$23,429
Start-up expenditures	3,349	3,613
Stock-based compensation	4,351	2,411
Deferred revenue and allowances	2,516	2,310
Expenses currently not deductible for tax purposes	3,884	2,116
Other	149	-
Gross deferred tax assets	38,932	33,879
Deferred tax asset valuation allowance	(20,402)	(20,684)
Deferred tax assets	18,530	13,195

Deferred tax liabilities:
Federal impact of state taxes	(1,384)	(1,021)
Property and equipment	(4,354)	(136)
Prepaid expenses	(579)	-
Net deferred tax assets	$12,213	$12,038

In assessing the realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We also consider the scheduled reversal of deferred tax liabilities, projected future taxable income or losses, and tax planning strategies in making this assessment. Based upon our current net income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe that, with the exception of the Illinois NOL discussed above, the realization of these tax assets is more likely than not. As such, with the exception of the valuation allowance that has been placed on the future tax benefit relating to our Illinois NOLs, no other valuation allowance exists on our deferred tax assets at December 31, 2014.

Effective Tax Rate Reconciliation:

Our federal statutory tax rate is 35%, while our effective tax rate was 40.8% for the year ended December 31, 2014 as set forth below:

	2014	2013
U.S. statutory tax rate	35.0%	35.0%
Increase (reduction) of income taxes resulting from:
State income taxes, net of federal benefit	2.9%	11.8%
Non-deductible litigation expense	3.0%	-
Other non-deductible and includible items and credits	0.6%	2.3%
Research and other credits	(2.2)%	(1.8)%
Uncertain tax positions	1.8%	-
Other	(0.3)%	(0.6)%
Change in valuation allowance	0.0%	(74.6)%
Total (benefit) provision for income taxes	40.8%	(27.9)%

The following is a reconciliation of the beginning and ending amounts of unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2014	2013

Beginning balance	$325	$-
Additions based on current year tax positions	450	270
Additions based on prior year tax positions	4,591	55
Ending balance	$5,366	$325

The Company establishes reserves when it is more likely than not that the Company will not realize the full tax benefit of a position. The Company had a reserve of $5,366,000 as of December 31, 2014, mostly related to tax credits of $1,606,000, state and local income tax filing positions of $2,503,000, and $1,257,000 of other permanent differences.

No significant penalties or interest are included in income taxes or accounted for on the balance sheet related to unrecognized tax positions as of December 31, 2014.

Tax years subsequent to 2010 remain open to examination by federal and state taxing authorities. In addition, our reverse acquisition NOLs remain open to examination.

12.     Net Income per Share

Basic net income per common share is computed by dividing the net income by the weighted average number of common shares outstanding during the period. The diluted income per share further includes any common shares available to be issued upon exercise of outstanding stock options if such inclusion would be dilutive.

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Years Ended December 31,
	2014	2013

Historical net income per share - Basic
Numerator:
Net income	$37,977	$40,377
Denominator:
Weighted average number of common shares outstanding	34,379,535	25,919,768
Basic net income per common share	$1.10	$1.56

Historical net income per share - Diluted
Numerator:
Net income	$37,977	$40,377
Denominator:
Weighted average number of common shares outstanding	34,379,535	25,919,768
Effect of dilutive stock options	2,288,031	2,814,849
Weighted average number of common shares outstanding	36,667,566	28,734,617
Diluted net income per common share	$1.04	$1.41

The calculation of diluted net income per common share excludes the effects of 890,186 outstanding stock options for the year ended December 31, 2014 as the impact of these options was anti-dilutive. There were no anti-dilutive share equivalents for the year ended December 31, 2013.

13.      Product Lines, Concentration of Credit Risk and Significant Customers

We are engaged in the business of developing and selling pharmaceutical products. We have two product lines, consisting of Subsys and Dronabinol SG Capsule. Our chief operating decision-maker evaluates revenues based on product lines.

The following tables summarize our net revenue by product line, as well as the percentages of revenue by route to market (in thousands):

	Net Revenue by Product Line Years Ended December 31,
	2014	2013
Subsys	$219,530	$95,740
Dronabinol SG Capsule	2,595	3,549
Total net revenue	$222,125	$99,289

	Percent of Revenue by Route to Market Years Ended December 31,
	2014	2013
Pharmaceutical wholesalers	99%	96%
Generic pharmaceutical distributors	1%	4%
	100%	100%

All our products are sold in the United States of America.

Product shipments to four pharmaceutical wholesalers accounted for 38%, 22%, 14% and 14% of shipments of Subsys for the year ended December 31, 2014. Product shipments to four pharmaceutical wholesalers accounted for 30%, 21%, 20% and 19% of shipments of Subsys for the year ended December 31, 2013. Four pharmaceutical wholesalers’ accounts receivable balances accounted for 26%, 24%, 23% and 14% of gross accounts receivable as of December 31, 2014. Four pharmaceutical wholesalers’ accounts receivable balances accounted for 40%, 21%, 17% and 14% of accounts receivable as of December 31, 2013.

Currently, for Subsys, we use one vendor as our sole supplier of the active pharmaceutical ingredient in this product.

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

14.      Supplemental Financial Information

A summary of additions and deductions related to the allowances for accounts receivable for the years ended December 31, 2014 and 2013 are as follows (in thousands):

	Balance at Beginning of Year	Charged to Costs and Expenses	Utilization	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2014	$-	$398	$-	$398

Year ended December 31, 2013	$-	$-	$-	$-

Allowance for sales wholesaler discounts, prompt pay discounts, stocking allowances, and chargebacks:
Year ended December 31, 2014	$2,748	$22,395	$(19,725)	$5,418

Year ended December 31, 2013	$834	$8,512	$(6,598)	$2,748

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm. For as long as we remain an “emerging growth company” as defined in the JOBS Act, we are exempt from the requirement that our registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.                OTHER INFORMATION

None.

PART III

ITEM 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after our year ended December 31, 2014 in connection with our 2015 Annual Meeting of Stockholders, or the 2015 Proxy Statement, and is incorporated herein by reference.

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

ITEM 11.                 EXECUTIVE COMPENSATION

The information required by this item will be included in the 2015 Proxy Statement and is incorporated herein by reference.

ITEM 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in the 2015 Proxy Statement and is incorporated herein by reference.

ITEM 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the 2015 Proxy Statement and is incorporated herein by reference.

ITEM 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the 2015 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.                EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report.

(1)	Financial Statements. The consolidated financial statements listed on the index to Part II Item 8 of this Annual Report on Form 10-K are filed as a part of this Annual Report.

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

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger Among the Registrant, Insys Therapeutics, Inc. and ITNI Merger Sub Inc. dated October 29, 2010 (1)

3.1	Registrant’s Amended and Restated Certificate of Incorporation (2)

3.2	Registrant’s Amended and Restated Bylaws (3)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (4)

4.1	Form of Common Stock Certificate of the Registrant

4.2	Rights Agreement, dated August 15, 2014 between the Insys Therapeutics, Inc. and Computershare Trust Company, N.A. (5)

10.1+	Form of Indemnity Agreement by and between the Registrant and its directors and officers (6)

10.2+	Insys Therapeutics, Inc. 2006 Equity Incentive Plan, as amended (7)

10.3+	Insys Pharma, Inc. Amended and Restated Equity Incentive Plan (8)

10.4+	2013 Equity Incentive Plan and Form of Stock Option Grant Notice and Form of Stock Option Agreement thereunder (9)

10.5+	2013 Employee Stock Purchase Plan (10)

10.6+	Amended and Restated Employment Agreement by and between the Registrant and Michael Babich dated April 18, 2013 (11)

10.7+	Separation and Consulting Agreement by and between the Registrant and Larry Dillaha, M.D. dated March 28, 2014 (12)

10.8+	Employment Agreement by and between the Registrant and Darryl Baker dated April 18, 2013 (13)

10.9Ω	Softgel Commercial Manufacturing and Packaging Agreement dated as of March 21, 2011 by and between the Registrant and Catalent Pharma Solutions, LLC (14)

10.10Ω	First Amendment to Softgel Commercial Manufacturing and Packaging Agreement dated as of March 5, 2012 by and between the Registrant and Catalent Pharma Solutions, LLC (15)

10.11Ω	Supply and Distribution Agreement dated as of May 20, 2011 by and between the Registrant and Mylan Pharmaceuticals Inc. (16)

10.12Ω	Amendment to Supply and Distribution Agreement dated as of March 13, 2012 by and between the Registrant and Mylan Pharmaceuticals Inc. (17)

10.13Ω	Manufacturing Agreement dated as of March 7, 2011 by and between the Registrant and DPT Lakewood, LLC (18)

10.14Ω	Letter Agreement dated April 23, 2012, amending the DPT Lakewood, LLC Manufacturing Agreement dated as of March 7, 2011 (19)

10.15	Supply Agreement dated as of March 7, 2011 by and between the Registrant and AptarGroup, Inc. (20)

10.16+	Non-Employee Director Compensation Policy (21)

10.17+	Employment Offer Statement effective January 31, 2014 by and between Registrant and Franc Del Fosse. (22)

10.18+	Separation and Consulting Agreement dated October 31, 2014 between Registrant and Christopher Homrich. (23)

21.1	Subsidiaries of the Registrant (24)

23.1*	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*

Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as Exhibit 2.1 to the Company’s Form S-1 Registration Statement (No. 333-173154) on March 30, 2011.

(2)	Previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 12, 2014.

(3)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 10, 2014.

(4)	Previously filed as 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 18, 2014.

(5)	Previously filed as 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 18, 2014.

(6)	Previously filed as Exhibit 10.1 to the Company’s Form S-1 Registration Statement (No. 333-173154) on March 30, 2011.

(7)	Previously filed as Exhibit 10.3 to the Company’s Form S-1 Registration Statement (No. 333-173154) on March 30, 2011.

(8)	Previously filed as Exhibit 10.4 to the Company’s Form S-1 Registration Statement (No. 333-173154) on March 30, 2011.

(9)	Previously filed as Exhibit 99.3 to the Company’s Form S-8 Registration Statement (No. 333-188306) on May 2, 2013.

(10)	Previously filed as Exhibit 99.4 to the Company’s Form S-8 Registration Statement (No. 333-188306) on May 2, 2013.

(11)	Previously filed as Exhibit 10.6 to the Company’s Form S-1 Registration Statement (No. 333-173154) on April 25, 2013.

(12)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 1, 2014.

(13)	Previously filed as Exhibit 10.8 to the Company’s Form S-1 Registration Statement (No. 333-173154) on April 25, 2013.

(14)	Previously filed as Exhibit 10.12 to the Company’s Form S-1 Registration Statement (No. 333-173154) on July 15, 2011.

(15)	Previously filed as Exhibit 10.13 to the Company’s Form S-1 Registration Statement (No. 333-173154) on February 27, 2013.

(16)	Previously filed as Exhibit 10.14 to the Company’s Form S-1 Registration Statement (No. 333-173154) on February 27, 2013.

(17)	Previously filed as Exhibit 10.15 to the Company’s Form S-1 Registration Statement (No. 333-173154) on February 27, 2013.

(18)	Previously filed as Exhibit 10.16 to the Company’s Form S-1 Registration Statement (No. 333-173154) on February 27, 2013.

(19)	Previously filed as Exhibit 10.17 to the Company’s Form S-1 Registration Statement (No. 333-173154) on February 27, 2013.

(20)	Previously filed as Exhibit 10.18 to the Company’s Form S-1 Registration Statement (No. 333-173154) on February 27, 2013.

(21)	Previously filed as Exhibit 10.22 to the Company’s Form S-1 Registration Statement (No. 333-173154) on April 15, 2013.

(22)	Previously filed as 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014.

(23)	Previously filed as 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 31, 2014.

(24)	Previously filed as Exhibit 21.1 to the Company’s Form S-1 Registration Statement (No. 333-173154) on March 30, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 3, 2015.

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

Signature	Title	Date

/s/ Michael L. Babich
Michael L. Babich	President and Chief Executive Officer	March 3, 2015

/s/ Darryl S. Baker
Darryl S. Baker	Chief Financial Officer and Principal Accounting Officer	March 3, 2015

/s/ John N. Kapoor
John N. Kapoor	Director	March 3, 2015

/s/ Patrick P. Fourteau
Patrick P. Fourteau	Director	March 3, 2015

/s/ Steven Meyer
Steven Meyer	Director	March 3, 2015

/s/ Brian Tambi
Brian Tambi	Director	March 3, 2015

/s/ Pierre Lapalme
Pierre Lapalme	Director	March 3, 2015

/s/ Theodore H. Stanley, M.D.
Theodore H. Stanley, M.D.	Director	March 3, 2015