Form 10-Q
period 2015-03-31
Insys Therapeutics, Inc.
filed 2015-05-11
CIK 1516479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer [ ]	Accelerated filer [ X ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES      [ ]          NO     [ X ]

As of May 7, 2015 the registrant had 35,713,158 shares of Common Stock ($0.01 par value) outstanding.

INSYS THERAPEUTICS, INC.

FORM 10-Q

 i

Form 10-Q

GLOSSARY OF TERMS

The following glossary provides definitions for certain acronyms and terms used in our periodic filings with the United States Securities and Exchange Commission, including this Quarterly Report on Form 10-Q. These acronyms and terms are specific to our company, commonly used in our industry, or are otherwise frequently used throughout our filings, including this document.

Abbreviated Term	Defined Term

ANDA	Abbreviated New Drug Application
API	Active pharmaceutical ingredient
Aptar	AptarGroup, Inc.
ATRA	American Taxpayer Relief Act of 2012
BTCP	Breakthrough cancer pain
Catalent	Catalent Pharma Solutions, LLC
CBD	Synthetic cannabidiol
cGMP	Current Good Manufacturing Practices
CID	Civil Investigative Demand
CINV	Chemotherapy-induced nausea and vomiting
CMS	Centers for Medicare & Medicaid Services
CRO	Contract Research Organization
CSA	Federal Controlled Substances Act of 1970
DEA	U.S. Drug Enforcement Administration
DPT	DPT Lakewood, LLC
ESI	Express Scripts, Inc.
FDA	U.S. Food and Drug Administration
FDCA	Federal Food, Drug, and Cosmetic Act
GCP	Good Clinical Practices
GI	Gastrointestinal
HIPAA	Health Insurance Portability and Accountability Act of 1996
HITECH	Health Information Technology for Economic and Clinical Health Act of 2009
IND	Investigational New Drug Application
Insys Pharma	Insys Pharma, Inc.
IPO	Initial public offering
IRB	Institutional Review Board
JOBS Act	Jumpstart Our Business Startups Act of 2012
MMA	Medicare Prescription Drug, Improvement, and Modernization Act of 2003
NDA	New Drug Application
NeoPharm	NeoPharm, Inc.
NOL	Net operating loss carryforward
NSAID	Non-steroidal anti-inflammatory drug
Orange Book	FDA's Approved Drug Products with Therapeutic Equivalence Evaluations
PBM	Pharmacy Benefit Managers
PK	Pharmacokinetics
PPACA	Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010
QSR	FDA's Quality System Regulation
REMS	Risk Evaluation and Mitigation Strategy
RLD	Reference listed drug
THC	Delta-9-tetrahydrocannabinol
TIRF	Transmucosal immediate-release fentanyl
VC	Vomiting center

Part I:  FINANCIAL INFORMATION

Item 1.      UNAUDITED Financial Statements

INSYS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2015 (unaudited)	December 31, 2014

Assets
Current Assets:
Cash and cash equivalents	$70,074	$58,106
Short-term investments	31,386	24,757
Accounts receivable, net of allowances of $5,774 and $5,816 at March 31, 2015 and December 31, 2014, respectively	34,176	26,544
Inventories	35,236	34,781
Prepaid expenses and other assets	2,734	2,243
Deferred income tax assets	8,479	4,611
Total current assets	182,085	151,042
Property and equipment, net	33,846	29,872
Long-term investments	22,891	23,262
Deferred income tax assets	4,874	7,602
Other assets	3,518	3,343
Total assets	$247,214	$215,121

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$36,578	$27,454
Accrued compensation	7,009	6,926
Accrued sales allowances	15,215	11,296
Total current liabilities	58,802	45,676
Uncertain income tax position	3,778	3,778
Total liabilities	62,580	49,454

Commitments and contingencies

Stockholders' Equity:
Preferred stock (par value $0.01 per share; 10,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively)	-	-
Common stock (par value $0.01 per share; 100,000,000 shares authorized; 35,668,585 and 35,351,344 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively)	357	354
Additional paid in capital	227,327	216,414
Unrealized gain (loss) on available-for-sale securities	4	(24)
Notes receivable from stockholders	(21)	(21)
Accumulated deficit	(43,033)	(51,056)
Total stockholders' equity	184,634	165,667

Total liabilities and stockholders' equity	$247,214	$215,121

See accompanying notes to unaudited condensed consolidated financial statements.

INSYS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2015	2014

Net revenue	$70,770	$41,636
Cost of revenue	6,375	4,773
Gross profit	64,395	36,863
Operating expenses:
Sales and marketing	20,916	11,618
Research and development	10,602	4,008
General and administrative	21,246	8,568
Total operating expenses	52,764	24,194
Operating income	11,631	12,669

Other income (expense):
Interest income	125	6
Other income (expense), net	-	13
Total other income	125	19

Income before income taxes	11,756	12,688
Income tax expense	3,733	5,030

Net income	8,023	$7,658
Unrealized gain (loss) on available-for-sale securities	28	(18)
Total comprehensive income	$8,051	$7,640

Net income per common share:
Basic	$0.23	$0.23
Diluted	$0.21	$0.21
Weighted average common shares outstanding
Basic	35,458,414	33,566,416
Diluted	37,459,159	36,902,578

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

(unaudited)

				Unrealized
				Gain / (Loss)	Notes
			Additional	on Available-	Receivable
	Common Stock		Paid in	For-Sale	From	Accumulated
	Shares	Amount	Capital	Securities	Stockholders	Deficit	Total
Balance at December 31, 2014	35,351,344	$354	$216,414	$(24)	$(21)	$(51,056)	165,667
Exercise of stock options	317,241	3	3,124	-	-	-	3,127
Excess tax benefits on stock options and awards	-	-	4,069	-	-	-	4,069
Stock based compensation - stock options and awards	-	-	3,720	-	-	-	3,720
Unrealized gain on available-for-sale securities	-	-	-	28	-	-	28
Net income	-	-	-	-	-	8,023	8,023
Balance at March 31, 2015	35,668,585	$357	$227,327	$4	$(21)	$(43,033)	184,634

See accompanying notes to unaudited condensed consolidated financial statements.

INSYS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$8,023	$7,658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,175	523
Stock-based compensation	3,720	2,456
Deferred income tax benefit	(1,140)	(152)
Loss on disposal of assets	41	-
Excess tax benefits on stock options and awards	(4,069)	(5,182)
Changes in operating assets and liabilities:
Accounts receivable	(7,632)	(2,740)
Inventories	(455)	(4,878)
Prepaid expenses and other assets	(666)	53
Accounts payable, accrued expenses and other current liabilities	17,197	9,026
Net cash provided by operating activities	16,194	6,764

Cash flows from investing activities:
Purchase of investments	(6,602)	(16,846)
Proceeds from sales of investments	371	-
Purchases of property and equipment	(5,191)	(3,015)
Net cash used in investing activities	(11,422)	(19,861)

Cash flows from financing activities:
Excess tax benefits on stock options and awards	4,069	5,182
Proceeds from exercise of stock options	3,127	2,543
Net cash provided by financing activities	7,196	7,725

Change in cash and cash equivalents	11,968	(5,372)

Cash and cash equivalents, beginning of period	58,106	45,382

Cash and cash equivalents, end of period	$70,074	$40,010

Supplemental cash flow disclosures:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

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

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles, pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2014 included in our Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

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

Subsys

Subsys was commercially launched in March 2012, and is monitored by a U.S. Food and Drug Administration (“FDA”) mandated Risk Evaluation and Mitigation program known as the Transmucosal Immediate Release Fentanyl program (“TIRF REMS”). We sell Subsys in the United States to wholesale pharmaceutical distributors, and on a very limited basis directly to retail pharmacies, or collectively our customers, subject to rights of return within a period beginning six months prior to, and ending 12 months following, product expiration. Subsys currently has a shelf life of 36 months from the date of manufacture. We record revenue for Subsys at the time the wholesaler receives the shipment.

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

Wholesaler Discounts.    We offer discounts to certain wholesale distributors based on contractually determined rates. We accrue the discount as a reduction of receivables due from the wholesalers upon shipment to the respective wholesale distributors and retail pharmacies and recognize the estimated discount as a reduction of revenue in the same period the related revenue is recognized.

Prompt Pay Discounts.    We offer cash discounts to our customers, generally 2.0% of the sales price, as an incentive for prompt payment. We account for cash discounts by reducing accounts receivable by the full amount and recognize the estimated discount as a reduction of revenue in the same period the related revenue is recognized.

 Patient Discount Programs.    We offer discount card programs to patients for Subsys in which patients receive discounts on their prescriptions that are reimbursed to the retailer. We estimate the total amount that will be redeemed based on a percentage of actual redemption applied to inventory in the distribution and retail channel and recognize the estimated discount as a reduction of revenue in the same period the related revenue is recognized. The allowance for patient discount programs is included in accrued sales allowances.

Rebates.    We participate in certain rebate programs, which provide discounted prescriptions to qualified insured patients. Under these rebate programs, we pay a rebate to the third-party administrator of the program, generally two to three months after the quarter in which prescriptions subject to the rebate are filled. We estimate and accrue these rebates based on current contract prices, historical and estimated future percentages of products sold to qualified patients and estimated levels of inventory in the distribution channel. Estimated rebates are recognized as a reduction of revenue in the period the related revenue is recognized. The allowance for rebates is included in accrued sales allowances.

Chargebacks.    We provide discounts primarily to authorized users of the Federal Supply Schedule (“FSS”) of the General Services Administration under an FSS contract negotiated by the Department of Veterans Affairs and various organizations under Medicaid contracts and regulations. These entities purchase products from the wholesale distributors at a discounted price, and the wholesale distributors then charge back to us the difference between the current retail price and the price the entity paid for the product. We estimate and accrue chargebacks based on estimated wholesaler inventory levels, current contract prices and historical chargeback activity. Estimated chargebacks are recognized as a reduction of revenue in the same period the related revenue is recognized. The allowance for chargebacks is included as a reduction to accounts receivable.

Dronabinol SG Capsule

Dronabinol SG Capsule was commercially launched in December 2011, and we sell Dronabinol SG Capsule exclusively to Mylan Pharmaceuticals, Inc. (“Mylan”) in the United States under a supply and distribution agreement. Pursuant to the terms of the Mylan agreement, we manufacture Dronabinol SG Capsule under the Mylan label. Mylan distributes Dronabinol SG Capsule and on a monthly basis pays us an amount equal to the value of Dronabinol SG Capsule it sold to wholesale pharmaceutical distributors, less contractually defined deductions for chargebacks, rebates, sales discounts, distribution and storage fees, and royalties. Under the terms of the supply and distribution agreement with Mylan, we are obligated to pay Mylan a royalty of between 10% and 20% on Mylan’s net product sales, and a single digit percentage fee on such sales for distribution and storage services. We bear no risk of product return upon acceptance by Mylan. As Mylan has control over the amount it charges to wholesale pharmaceutical distributors for Dronabinol SG Capsule and the discounts offered to the distributors, the sales price is not fixed and determinable at the date we ship such products to Mylan. Accordingly, we recognize revenue upon Mylan’s sale of products to wholesale distributors, which is the point at which the sales price is fixed and determinable. The allowance for chargebacks is included in accrued expense. See Note 6 for a discussion on our ongoing dispute with Mylan.

3.	Short-Term and Long-Term Investments

Our policy for short-term and long-term investments is to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. Short-term and long-term investments consist of corporate and various government agency and municipal debt securities, as well as certificates of deposit that have maturity dates that are greater than 90 days. Certificates of deposit are carried at cost which approximates fair value. We classify our marketable securities as available-for-sale in accordance with FASB Accounting Standards Codification Topic 320, Investments — Debt and Equity Securities. Available-for-sale securities are carried at fair value with unrealized gains and losses reported in stockholders’ equity. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in impairment of the fair value of the investment. We did not have any realized gains or losses or decline in values judged to be other than temporary during the three months ended March 31, 2015. If we had realized gains and losses and declines in value judged to be other than temporary, we would have been required to include those changes in other income/expense in the condensed consolidated statements of income and comprehensive income. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security. The cost of securities sold is calculated using the specific identification method. At March 31, 2015, our certificates of deposit as well as our marketable securities have been recorded at an estimated fair value of $31,386,000 and $22,891,000 in short-term and long-term investments, respectively.

Investments consisted of the following at March 31, 2015 (in thousands):

	March 31, 2015
	Cost	Unrealized Gains	Unrealized Losses	Other- Than- Temporary Impairment Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$52,771	$-	$-	$-	$52,771	$52,771	$-	$-
Money market funds	16,924	-	-	-	16,924	16,924	-	-
Certificates of deposit	14,289	-	-	-	14,289	-	3,313	10,976
Marketable securities:
Corporate securities	9,712	-	(11)	-	9,701	-	5,870	3,831
Federal agency securities	11,008	4	(3)	-	11,009	-	6,007	5,002
Municipal securities	19,643	16	(2)	-	19,657	379	16,196	3,082
Total marketable securities	40,363	20	(16)	-	40,367	379	28,073	11,915

	$124,347	$20	$(16)	$-	$124,351	$70,074	$31,386	$22,891

          Investments consisted of the following at December 31, 2014 (in thousands):

	December 31, 2014
	Cost	Unrealized Gains	Unrealized Losses	Other- Than- Temporary Impairment Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$44,785	$-	$-	$-	$44,785	$44,785	$-	$-
Money market funds	13,321	-	-	-	13,321	13,321	-	-
Certificates of deposit	12,657	-	-	-	12,657	-	3,160	9,497
Marketable securities:				-
Corporate securities	10,837	-	(26)	-	10,811	-	6,229	4,582
Federal agency securities	9,512	-	(10)	-	9,502	-	5,009	4,493
Municipal securities	15,037	15	(3)	-	15,049	-	10,359	4,690
Total marketable securities	35,386	15	(39)	-	35,362	-	21,597	13,765

	$106,149	$15	$(39)	$-	$106,125	$58,106	$24,757	$23,262

The amortized cost and estimated fair value of the marketable securities at March 31, 2015, by maturity, are shown below (in thousands):

	March 31, 2015
	Cost	Fair Value
Marketable securities:
Due in one year or less	$28,448	$28,452
Due after one year through 5 years	11,915	11,915
Due after 5 years through 10 years	-	-
Due after 10 years	-	-

	$40,363	$40,367

The following table shows the gross unrealized losses and the fair value of our investments, with unrealized losses that are not deemed to be other-than-temporarily impaired aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2015 (in thousands):

	March 31, 2015
	Less Than 12 Months		Greater Than 12 Months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Marketable securities:
Corporate securities	$8,897	$(11)	$-	$-
Federal agency securities	2,499	(1)	998	(2)
Municipal securities	1,848	(2)	-	-

	$13,244	$(14)	$998	$(2)

As of March 31, 2015, we have concluded that the unrealized losses on our marketable securities are temporary in nature. Marketable securities are reviewed quarterly for possible other-than-temporary impairment. This review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the expectation for that security’s performance and the creditworthiness of the issuer. Additionally, we do not intend to sell, and it is not probable that we will be required to sell, any of the securities before the recovery of their amortized cost basis.

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

At March 31, 2015, we held short-term and long-term investments, as discussed in Note 3, that are required to be measured at fair value on a recurring basis.  All available-for-sale investments held by us at March 31, 2015 have been valued based on Level 2 inputs. Available-for-sale securities classified within Level 2 of the fair value hierarchy are valued utilizing reports from third-party asset managers that hold our investments, showing closing prices on the last business day of the period presented. These asset managers utilize an independent pricing source to obtain quotes for most fixed income securities, and utilize internal procedures to validate the prices obtained. In addition, we use an independent third-party to perform price testing, comparing a sample of quoted prices listed in the asset managers’ reports to quotes listed through a public quotation service.

Our investments measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820, Fair Value Measurements and Disclosures, at March 31, 2015 and December 31, 2014 were as follows (in thousands):

	Fair Value Measurement at Reporting Date
	March 31, 2015	Quoted Prices in active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
Corporate securities	$9,701	$-	$9,701	$-
Federal agency securities	11,009	-	11,009	-
Municipal securities	19,657	-	19,657	-

Total assets measured at fair value	$40,367	$-	$40,367	$-

	Fair Value Measurement at Reporting Date
	December 31, 2014	Quoted Prices in active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
Corporate securities	$10,811	$-	$10,811	$-
Federal agency securities	9,502	-	9,502	-
Municipal securities	15,049	-	15,049	-

Total assets measured at fair value	$35,362	$-	$35,362	$-

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

The components of inventories, net of allowances, are as follows (in thousands):

	March 31,	December 31,
	2015	2014
Finished goods	$29,865	$30,998
Work-in-process	5,186	4,316
Raw materials and supplies	3,677	2,785
Total inventories	38,728	38,099
Less: non-current work-in-process	(3,492)	(3,318)
	$35,236	$34,781

As of March 31, 2015 and December 31, 2014, raw materials inventories consisted of raw materials used in the manufacture of the active pharmaceutical ingredient (“API”) in our U.S.-based, state-of-the-art dronabinol manufacturing facility and component parts used in the manufacture of Subsys. Work-in-process consists of actual production costs, including facility overhead and tolling costs of in-process Dronabinol SG Capsule and Subsys products. Finished goods inventories consisted of finished Dronabinol SG Capsule and Subsys products. Non-current work-in-process represent those inventories pending FDA approval which is not expected before March 31, 2016 and are included in other assets in our condensed consolidated unaudited balance sheets.

6.       Commitments and Contingencies

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

Government Proceedings

Like other companies in the pharmaceutical industry, we are subject to extensive regulation by national, state and local government agencies in the United States. As a result, interactions with government agencies occur in the normal course of our operations. The following is a brief description of pending governmental investigations which we believe are potentially material at this time. It is possible that criminal charges and substantial fines and/or civil penalties or damages could result from any government investigation or proceeding, as well as a corporate integrity agreement or similar government mandated compliance document, whether we deem an investigation to be material or not at this time. We have invested, and continue to invest, substantial time and resources with respect to the implementation and enhancement of our corporate compliance program.

Department of Health and Human Services Investigation. We received a subpoena, dated December 9, 2013, from the Office of Inspector General of the Department of Health and Human Services in connection with an investigation of potential violations involving federal healthcare programs. The subpoena was issued in connection with an investigation by the U.S. Attorney’s Office for the Central District of California. The subpoena requests documents regarding our business, including the commercialization of Subsys. We are cooperating with this investigation and have produced documents in response to the subpoena and have provided other requested information. The company has also received a civil investigative demand, or CID, from the U.S. Attorney's Office for the Middle District of Florida for documents and information relating to the Company's sales and marketing of Subsys.  The company is cooperating with this investigation.

Health Insurance Portability and Accountability Act Investigation. On September 8, 2014, we received a subpoena issued pursuant to the Health Insurance Portability and Accountability Act of 1996, as amended, or HIPA, from the U.S. Attorney’s Office for the District of Massachusetts. The subpoena requests documents regarding Subsys, including our sales and marketing practices related to this product. The company has also received a subpoena, pursuant to HIPA, from the U.S. Attorney’s Office in the District of New Hampshire that requests documents regarding Subsys, including our sales and marketing practices related to this product. We are cooperating with these investigations and have produced documents in response to these subpoenas and have provided other requested information.

State Related Investigations. We have received CIDs from each of the Office of the Attorney General of the State of Arizona, Oregon Department of Justice, the Attorney General of the Commonwealth of Massachusetts and the Office of the Attorney General of Illinois. These CIDs request documents regarding Subsys, including the Company’s sales and marketing practices related to Subsys in the applicable State. We are cooperating with each of these investigations and have produced documents in response to these CIDs and related requests for information from each office. The investigative demand for documents from the Oregon Department of Justice is under the state's consumer protection law.  Although we have had preliminary discussions regarding a potential settlement of this inquiry, no agreement has been reached and the outcome of such discussions is not known at this time.  We believe we have meritorious defenses to the specific issues under review in Oregon.

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

Federal Securities Litigation

Between May 15 and May 19, 2014, two complaints (captioned Larson v. Insys Therapeutics, Inc., Case No. 14-cv-01043-GMS) and (Li vs. Insys Therapeutics, Inc., Case No 14-cv-01077-DGC) were filed in the U.S. District Court for the District of Arizona, or Arizona District Court, against us and certain of our current officers. The complaints were brought as purported class actions, on behalf of purchasers of our common stock. In general, the plaintiffs allege that the defendants violated federal securities laws by making intentionally false and misleading statements regarding our business and operations, therefore artificially inflating the price of our common stock. The plaintiffs seek unspecified monetary damages and other relief. On July 14, 2014, several purported shareholders filed motions to consolidate the two cases, appoint a lead plaintiff, and appoint lead counsel. On August 29, 2014, the Arizona District Court issued an order consolidating the action, appointing Hongwei Li as lead plaintiff, and appointing the lead counsel. Lead plaintiffs complaint was filed on October 27, 2014. On December 11, 2014, we moved to dismiss the amended consolidated complaint. On March 19, 2015, the parties participated in a mediation and the parties subsequently agreed in principle, on April 14, 2015, to settle the action. On April 20, 2015, the parties filed a Notice of Settlement with the Court. If the Court preliminarily approves the settlement, then potential class members will be notified of the proposed settlement and the procedure by which they can object to the settlement or request to be excluded from the class. The settlement will then be subject to final approval by the Court. Because we have met our retainage amount under our applicable directors and officers insurance policy, the currently contemplated obligations that may arise as result of the proposed settlement in this matter will be fully covered under our directors and officers insurance policy. Accordingly, we have not accrued any loss contingency for this matter into our operating results.

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

On January 29, 2014, the plaintiffs filed a second amended complaint in the Arizona Superior Court in which Insys Therapeutics, Inc. was also named as defendant in this lawsuit. This amended complaint filed by plaintiffs re-alleges substantially the same claims set forth in the prior complaint, except that plaintiffs now allege that they are entitled to rescissory damages. Plaintiffs have also added our majority stockholder, a private trust, as a defendant to the breach of fiduciary duty claim and plaintiffs have revised their fraud claim against the Insys Pharma director defendants.

On February 25, 2014, we filed a Motion to Dismiss the Kottayil Plantiffs’ claims for a statutory and common law appraisal. The motion was denied on May 2, 2014.

The trial commenced on December 1, 2014 with the evidence phase of the trial completing on January 29, 2015.

On April 10, 2015, following post-trial submissions and an oral argument, the court took the matter under advisement and the parties await the court’s final findings of fact and conclusions of law. Based on preliminary statements from the court, we concluded that it is probable that a loss has been incurred and the amount of the loss will be confirmed when the court’s final findings of fact and conclusions of law are released. While the court’s statements were preliminary and, by their nature subject to material change, we have nevertheless accrued $8,000,000 into our operating results during the quarter ended March 31, 2015. This accrual is a preliminary estimate based on the best information available to us at this time.

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

In November 2014, the arbitration panel held Phase I of the arbitration proceeding which we anticipate will resolve (1) whether Mylan materially breached the Agreement by failing to accept the delivery of conforming shipments of product in October 2012, January 2014 and March 2014; (2) whether Mylan has materially breached the parties’ Supply and Distribution Agreement by failing to use commercially reasonable efforts to market and sell the product; and (3) whether we are in breach of the Agreement by delivering non-conforming product. If we are successful in our claims, the Panel will schedule a Phase II of the arbitration to determine the amount, if any, of damages suffered because of the breach of the Supply and Distribution Agreement. The arbitration panel has not yet delivered a Phase I decision.

Except as it pertains to the $8,000,000 accrual for the dispute with Dr. Kottayil and the potential for damages in the federal securities litigation that should be sufficiently covered by our director and officers insurance policies as noted above, we believe that the probability of unfavorable outcome or loss related to all of the above litigation matters and an estimate of the amount or range of loss, if any, from an unfavorable outcome are not determinable at this time. We believe we have meritorious legal positions and will continue to represent our interests vigorously in these matters but the range possible outcomes on these matters is very broad and we are not able to provide a reasonable estimate of our potential liability, if any, nor are we able to predict the outcome of each litigation matter. Responding to each of these litigation matters, defending any claims raised, and any resulting fines, restitution, damages and penalties, or settlement payments as well as any related actions brought by shareholders or other third parties, could have a material impact on our reputation, business and financial condition and divert the attention of our management from operating our business.

Material Agreements

In April 2015, we entered into an amendment to our manufacturing and supply agreement with DPT, which extends our existing manufacturing and supply agreement to produce Subsys until the end of 2020. In addition to extending the term, this amendment added certain minimum purchase commitments which are subject to customary contingencies related to certain events occuring or not occuring. The following table sets forth minimum purchase commitments with DPT under this agreement (in thousands):

Years ending December 31,
2015	-
2016	-
2017	8,450
2018	11,150
2019	13,850
Thereafter	16,290
Total	$49,740

7.       Stock-based Compensation

Amounts recognized in the condensed consolidated statements of income and comprehensive income with respect to our stock-based compensation plans were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Research and development	$341	$327
General and administrative	3,379	2,129
Total cost of stock-based compensation	$3,720	$2,456

As of March 31, 2015, we expected to recognize $34,418,000 of stock-based compensation for outstanding options over a weighted-average period of 2.9 years.

The following table summarizes stock option activity as of December 31, 2014 and for the three months ended March 31, 2015:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term (in years)	(in millions)
Vested and exercisable as of December 31, 2014	1,330,360	$7.90	7.2	$45.6

Outstanding as of December 31, 2014	3,853,581	$15.14
Granted	141,000	$57.45
Cancelled	(80,595)	$31.79
Exercised	(317,241)	$9.86

Outstanding as of March 31, 2015	3,596,745	$16.89	8.1	$148.3

Vested and exercisable as of March 31, 2015	1,296,883	$8.92	7.1	$63.8

Cash received from option exercises under all share-based payment arrangements for the three months ended March 31, 2015 and 2014 was $3,127,000 and $2,543,000, respectively. For the three months ended March 31, 2015, we recorded net reductions of $4,069,000 of our federal and state income tax liability, with an offsetting credit to additional paid-in capital, resulting from the excess tax benefits of stock options.

8.     Net Income per Share

Basic net income per common share is computed by dividing the net income allocable to the common stockholders by the weighted average number of common shares outstanding during the period. The diluted income per share further includes any common shares available to be issued upon exercise of outstanding stock options if such inclusion would be dilutive.

The following table sets forth the computation of basic and diluted net income per common share (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2015	2014

Historical net income per share - Basic
Numerator:
Net income	$8,023	$7,658
Denominator:
Weighted average number of common shares outstanding	35,458,414	33,566,416
Basic net income per common share	$0.23	$0.23

Historical net income per share - Diluted
Numerator:
Net income	$8,023	$7,658
Denominator:
Weighted average number of common shares outstanding	35,458,414	33,566,416
Effect of dilutive stock options	2,000,745	3,336,162
Weighted average number of common shares outstanding	37,459,159	36,902,578
Diluted net income per common share	$0.21	$0.21

Anti-dilutive share equivalents included 792,252 and 292,275 outstanding stock options as of March 31, 2015 and 2014, respectively.

9.     Product Lines, Concentration of Credit Risk and Significant Customers

We are engaged in the business of developing and selling pharmaceutical products. We have two product lines, consisting of Subsys and Dronabinol SG Capsule. Our chief operating decision-maker evaluates revenues based on product lines.

The following tables summarize our net revenue by product line, as well as the percentages of revenue by route to market (in thousands):

	Net Revenue by Product Line
	Three Months Ended March 31,
	2015	2014
Subsys	$70,540	$40,654
Dronabinol SG Capsule	230	982
Total net revenue	$70,770	$41,636

	Percent of Revenue by Route to Market
	Three Months Ended March 31,
	2015	2014
Pharmaceutical wholesalers	100%	98%
Generic pharmaceutical distributors	0%	2%
	100%	100%

All our products are sold in the United States of America.

Product shipments to four pharmaceutical wholesalers accounted for 28%, 23%, 19% and 18% of total shipments for the three months ended March 31, 2015. Product shipments to four pharmaceutical wholesalers accounted for 39%, 18%, 16% and 14% of total shipments for the three months ended March 31, 2014. Three pharmaceutical wholesalers’ accounts receivable balances accounted for 29%, 28%, and 24% of gross accounts receivable as of March 31, 2015. Four pharmaceutical wholesalers’ accounts receivable balances accounted for 26%, 24%, 23% and 14% of gross accounts receivable as of December 31, 2014.

10.     Related Party Transactions

In March of 2015, we entered into a consulting agreement with Dr. John Kapoor, our Executive Chairman of our Board of Directors and our majority shareholder, to compensate Dr. Kapoor for his ongoing time and contribution to the Company. Under the terms of the agreement, Dr. Kapoor will receive an annual consulting fee of $300,000.

11.     Subsequent Event

On May 5, 2015, our board of directors approved a two-for-one stock split of our common stock to be effected through a stock dividend. The record date for the stock split is the close of business on May 26, 2015, with share distribution scheduled for June 5, 2015. As a result of the dividend, shareholders will receive one additional share of Insys Therapeutics, Inc. common stock, par value $0.01, for each share they hold as of the record date. The share and per share amounts in these financial statements have not been adjusted to reflect the stock split.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2014 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K.

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (“the Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects, the factors affecting our future performance; plans and objectives of management; that ESI formulary changes relative to Subsys will not have a material impact on our net revenue; the amount of estimated costs and the timing of completion of our planned second dronabinol manufacturing facility; estimated costs to complete development and obtain approvals for our Dronabinol Oral Solution product candidate; our intent to file and IND application for the treatment of epilepsy with Cannabidiol; the sufficiency of our manufacturing capacity; the beneficial attributes of our dronabinol product candidates; our expectation that gross margins will fluctuate; that sales and marketing and research and development costs will be our largest categories of expenses; that sales and marketing expenses will fluctuate based on changes in Subsys net revenue; that our Subsys revenue will increase during the remainder of 2015 and [that Dronabinol SG Capsule revenue will continue to be insignificant]; that cash flows from operating activities will increase; our development of different dronabinol delivery systems; the source and sufficiency of our liquidity our capital resources to fund our operations; possible capital raising transactions we may pursue; that we will hire additional sales and marketing, research and development and administrative personnel and operating costs relating thereto will increase; accounting estimates and the impact of new or recently issued accounting pronouncements; that cash flows from operations, will increase as a result of increased sales of Subsys; that we will incur substantial costs as we transition to a public company; certain anticipated strategies and outcomes of our litigation with Mylan; trends in restrictions and impediments relating to reimbursement policies imposed by pharmacy benefit managers; the impact on our 2015 results of an announcement by a pharmacy benefit manager to exclude Subsys from its preferred formulary; the impact of pending litigation and our strategy relating thereto; that we will not recognize revenue in the near term from current research and development initiatives; the potential impact of Section 382 limitations on our NOLs; and the magnitude and impact of ownership changes, including pre-merger changes relating to NeoPharm, under Section 382 of the Internal Revenue Code. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations as described from time to time in our SEC reports, including those risks outlined under “Risk Factors” in Item 1A of our Form 10-K for the year ended December 31, 2014. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Form 10-Q. You should carefully consider these risk and uncertainties described and other information contained in the reports we file with or furnish to the SEC before making any investment decision with respect to our securities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements including, but are not limited to, the following:

●	our dependence on sales of Subsys and Dronabinol SG Capsule;
●	market acceptance, including by third-party payors, of our products;
●	the unpredictability and regulation surrounding the reimbursement of Subsys.

●	the success of our marketing strategies;
●	our early stage of commercialization and history of net losses;
●	our ability to manage growth in our business;
●	our ability to obtain regulatory approval for Dronabinol Oral Solution;
●	manufacturing failures;
●	challenges relating to our construction and operation of a second dronabinol manufacturing facility;
●	our limited manufacturing capabilities and our reliance on third parties in our product supply chain;
●	delays in manufacturing or interruption of our sublingual spray delivery system;
●	competition;
●	our ability to achieve and maintain adequate levels of third-party payor and reimbursement coverage for sales of our products;
●	our reliance on wholesale pharmaceutical distributors for sales of our products through to the retail distribution channel;
●	our reliance on third parties for the performance of services relating to Subsys, including invoicing, storage and transportation;
●	our ability to develop a pipeline of product candidates;
●	our failure to obtain or maintain Schedule III classification for our dronabinol products;
●	failure of our clinical trials to demonstrate acceptable levels of safety and efficacy;
●	expenses, delays, changes and terminations that could adversely affect the design and implementation of our clinical trials;
●	reliance on third parties to conduct and oversee our clinical trials;
●	acceptance by the FDA our data from our clinical trials conducted outside the United States;
●	risks and uncertainties associated with starting materials sourced from India;
●	our ability to meet Section 505(b)(2) regulatory approval pathways or requirements for our product candidates;
●	annual DEA quotas on the amount of dronabinol allowed to be produced in the United States;
●	our failure to successfully acquire, develop or market additional product candidates;
●	our ability to retain key management and other personnel;
●	misconduct and improper activities by our employees, prescribing physicians and other persons involved in the marketing and distribution of our products;
●	our ability to utilize our net operating loss and research and development tax credit carryforwards;
●	the adverse impacts of strategic transactions;
●	our exposure to product liability claims;
●	our ability to comply with environmental laws relating to our use of hazardous materials;
●	accounting estimates;
●	security system failures;
●	natural disasters;
●	our significant operating expenses and need for potential additional funding;
●	our failure to comply with federal and state healthcare laws, including fraud and abuse and health information privacy and security laws;
●	the regulatory impact on our existing Subsys and Dronabinol SG Capsule products as well as our future product candidates;
●	undesirable side effects of our products and the potential for post-approval regulatory action relating to such side effects;
●	the impact of changes in policies and funding resulting from healthcare reform measures, including the impact on the funding, staffing and leadership of the FDA and other agencies;
●	our ability to obtain and enforce patent rights or other intellectual property rights that cover our products and product candidates;
●

the potential for rescission of invention assignments existing in favor of the Company from its employees, including the potential for rescission of invention rights resulting from a current lawsuit between Insys Pharma and Santosh Kottayil;

●	costs of litigation and our ability to protect our intellectual property rights;
●	our exposure to litigation relating to infringement suits against the Company;
●	our exposure to claims that our employees or independent contractors have wrongfully used or disclosed to the Company trade secrets of their other clients or former employers;
●	our compliance with the procedural, document submission, fee payment and other requirements needed to apply for patents;
●	control over the Company by its founder, Executive Chairman and principal stockholder;
●	fluctuation in the price of our common stock;
●	lack of, or inaccurate, published research about the Company;
●	the impact of future sales of our common stock or securities convertible into our common stock;
●	the effect of anti-takeover provisions in our charter documents and under Delaware law;
●	the impact of our abbreviated disclosures as allowed by the JOBS Act because of our status as an “emerging growth company”;
●	our intention to not pay dividends in the foreseeable future; and
●	our ability to maintain and improve our financial controls and related compliance with SEC and stock exchange listing standards.

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

Overview

We are a commercial-stage specialty pharmaceutical company that develops and commercializes innovative supportive care products. We have two marketed products:

•

Subsys — a proprietary, single-use product that delivers fentanyl, an opioid analgesic, for transmucosal absorption underneath the tongue, offered in 100, 200, 400, 600, 800, 1,200 and 1,600 mcg dosages. Subsys is approved for the treatment of BTCP in opioid-tolerant patients. We received FDA approval for Subsys in January 2012 and commercially launched Subsys in March 2012.

•

Dronabinol SG Capsule — a dronabinol soft gelatin capsule that is a generic equivalent to Marinol, an approved second-line treatment for CINV and anorexia associated with weight loss in patients with AIDS, offered in 2.5, 5.0 and 10.0 milligram dosages. We received FDA approval for Dronabinol SG Capsule in August 2011. We commercially launched Dronabinol SG Capsule through our exclusive distribution partner, Mylan Pharmaceuticals, Inc., in December 2011.

We market Subsys through our U.S.-based field sales force focused on supportive care physicians. We utilize an incentive-based sales model that employs a pay structure where a significant component of the compensation paid to sales representatives is in the form of potential bonuses based on sales performance.

Our sales of, and revenue from, Subsys depend in significant part on the coverage and reimbursement policies of third-party payers, including government payers such as Medicare and Medicaid, and private health insurers. All third-party payers are sensitive to the cost of drugs and consistently implement efforts to control these costs, which efforts include, but are not limited to, establishing excluded or preferred drug lists. Subsys has been, and will likely continue to be, subject to these restrictions and impediments from third-party payers, particularly PBMs and private health insurers. We provide administrative reimbursement support assistance, in large part through our insurance reimbursement support hub, which provides administrative support assistance to help patients coordinate with their insurance companies.

On or around August 1, 2014, ESI officially released its exclusion list of drugs, effective January 1, 2015, in connection with its national preferred formulary.  Our product, Subsys, was included on this exclusion list. ESI is a large PBM that administers prescription drug benefits for employers and health plans and runs large mail-order pharmacies. While ESI, like most PBMs, has an exception process that physicians may pursue to have an off-formulary, medically necessary drug covered for patients, this decision will make it difficult for many patients covered through an ESI administered plan to have Subsys covered by insurance.  This change in ESI formulary status took effect in 2015. Early indications suggest that the ESI formulary change will not have a material impact on our net revenue, however, we will continue to monitor the effects of this change closely. As we have in the past, we will continue working with other PBMs to evaluate price increases and to communicate with managed care and health-system decision-makers to ensure a balanced approach, which takes into account the clinical performance and efficacy of our products.

We produce the API for Dronabinol SG Capsule at our U.S.-based, state-of-the-art dronabinol manufacturing facility. While we believe that this facility has the capacity to supply sufficient commercial quantities of dronabinol API for our Dronabinol SG Capsule, initial launch quantities of Dronabinol Oral Solution, if approved, and support the continued development of our other dronabinol product candidates in the near-term, we have commenced construction of a second dronabinol manufacturing facility, which we anticipate will enable us to supply sufficient commercial quantities of dronabinol API for our continued commercialization of Dronabinol SG Capsule and for the commercialization of our proprietary dronabinol product candidates, if approved. In May 2011, we entered into a supply and distribution agreement with Mylan, pursuant to which we engaged Mylan to exclusively distribute Dronabinol SG Capsule within the United States. See Note 6 of the Notes to our Unaudited Condensed Consolidated Financial Statements for a discussion on our ongoing dispute with Mylan.

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

We have the capability to manufacture pharmaceutical CBD, a synthetically produced and over 99.5% pure form of cannabidiol, in our Round Rock, Texas manufacturing facility. On April 23, 2015 we announced that we had commenced dosing of epilepsy patients in a Phase I PK study in pediatric subjects. We intend to file an IND application with the FDA during 2015 for the treatment of epilepsy.

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

Approved Product Sales.    Our operating results will depend significantly upon our, and any of our third-party distributors’, sales of approved products. During the three months ended March 31, 2015 and 2014, all of our net revenues were generated from the sale of our two approved products, Subsys and Dronabinol SG Capsule, with sales of Subsys accounting for almost 100% of our 2015 year-to-date revenues. Our results will depend on prescription volume generally, which we believe will be driven primarily by achievement of broad market acceptance and coverage by third-party payors and effectiveness of the marketing and selling efforts with respect to our products. In addition, our results will also depend on our mix of sales between Subsys and Dronabinol SG Capsule as well as the amounts of dosage strengths sold. Subsys gross margins are substantially higher than those of Dronabinol SG Capsule. Moreover, our gross margins improve on a unit-by-unit basis as we sell higher dosage strengths of our products. Importantly, the proportion of prescriptions written for repeat Subsys patients has continued to increase since July 2012 from 50% of prescriptions to approximately 87% of prescriptions as of March 31, 2015. Generally, repeat Subsys patients receive significantly higher doses of Subsys on average than first-time patients as patients are titrated from a starter dose of Subsys to their effective dose in accordance with the TIRF REMS protocol.

Investments in Our Infrastructure and Growth.    Our ability to increase our sales and to further penetrate our target market segments is dependent in part on our ability to invest in our infrastructure and in our sales and marketing efforts. In order to drive further growth, we may hire additional sales and marketing personnel and invest in marketing our products to our target physician prescriber base. For example, as of March 31, 2015, we had 367 full-time sales and marketing personnel. This will lead to corresponding increases in our operating expenses, although we anticipate that these investments will result in increased product sales and net revenue. In addition, we have constructed a second dronabinol manufacturing facility, which we anticipate will supply us with sufficient commercial quantities of dronabinol API for our continued commercialization of Dronabinol SG Capsule and for the commercialization of our proprietary dronabinol product candidates, if approved. This second facility will also increase our operating expenses.

Product Development and Related Regulatory Processes.    Our operating results will also depend significantly on our research and development activities and related regulatory developments. Our research and development expenses were $10.6 million and $4.0 million for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, we had 43 full-time research and development personnel. We expect research and development expenses to increase as we increase related headcount and continue our planned preclinical studies and clinical trials for our product candidates, particularly our proprietary cannabinoid product candidates, including Dronabinol Oral Solution, and sublingual spray product candidates. We do not expect to realize net revenues from all of these research and development initiatives in the near term and may never realize net revenues from these investments. Due to the risks inherent in conducting preclinical studies and clinical trials, the regulatory approval process and the costs of preparing, filing and prosecuting patent applications, our development completion dates and costs will vary significantly for each product candidate and are very difficult to estimate. The lengthy process of seeking regulatory approvals and the subsequent compliance with applicable regulations require the expenditure of substantial additional resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals or acceptable DEA classifications for our product candidates, in particular those related to Dronabinol Oral Solution, could cause our research and development expenditures to increase significantly and, in turn, have a material adverse effect on our results of operations.

Basis of Presentation

Net Revenue

During the year ended December 31, 2012, we began recognizing net revenue from sales of Subsys made by us, and from Dronabinol SG Capsule under our supply and distribution agreement with Mylan. We sell Subsys in packages of various sized single-dose units in dosage strengths of 100, 200, 400, 600, 800, 1,200 and 1,600 mcg, to wholesale pharmaceutical distributors and retail pharmacies, collectively, our customers, on a wholesale basis. Sales to our customers are subject to specified rights of return. We record revenue for Subsys at the time the wholesaler receives the shipment.

We sell Dronabinol SG Capsule exclusively to Mylan in dosage strengths of 2.5, 5.0 and 10.0 milligrams under the Mylan label. Mylan distributes Dronabinol SG Capsule and on a monthly basis pays us an amount equal to the value of Dronabinol SG Capsule it sold to wholesale pharmaceutical distributors and retail pharmacies, less contractually defined deductions for chargebacks, rebates, sales discounts, distribution and storage fees, and royalties. We are obligated to pay Mylan a royalty between 10% and 20% on Mylan’s net product sales, and a single digit percentage fee on such sales for distribution and storage services. We bear no risk of product return upon acceptance by Mylan. As Mylan has control over the amount it charges to wholesale pharmaceutical distributors for Dronabinol SG Capsule and the discounts offered to the distributors, the sales price is not fixed and determinable at the date we ship such product to Mylan. Accordingly, we recognize revenue on the sale of Dronabinol SG Capsule upon Mylan’s sale of product to wholesale distributors, which is the point at which the sales price is fixed and determinable. See Note 6 of the Notes to our Unaudited Condensed Consolidated Financial Statements for a discussion on our ongoing dispute with Mylan.

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

Sales and Marketing Expenses

Our sales and marketing expenses consist primarily of salaries, commissions, benefits, consulting fees, costs of obtaining prescription and market data, and market research studies related to Subsys. As of March 31, 2015, we had 367 full-time sales and marketing personnel. We expect the number of our sales and marketing personnel to increase as we seek to continue to increase our existing product sales and as any subsequently approved products are commercialized. We expect our sales and marketing expenses, along with our research and development expenses, to be our largest categories of operating expenses for the foreseeable future. In addition, because we use an incentive-based compensation model for our sales professionals, we expect our sales and marketing expenses to fluctuate from period to period based on changes in Subsys net revenue. Specifically, we expect our sales and marketing expenses to increase in the near future to the extent that expected increases in Subsys net revenue are realized.

Research and Development Expenses

Research and development expenses consist of costs associated with our preclinical studies and clinical trials, and other expenses related to our drug development efforts. Our research and development expenses consist primarily of:

●	external research and development expenses incurred under agreements with third-party CROs and investigative sites, third-party manufacturers and consultants;

●	employee-related expenses, which include salaries, benefits and stock-based compensation for the personnel involved in our preclinical and clinical drug development activities; and

●	facilities, depreciation and other allocated expenses, equipment and laboratory supplies.

To date, our research and development efforts have been focused primarily on our fentanyl and dronabinol programs. As of March 31, 2015, we had 43 full-time research and development personnel. We expect research and development expenses to increase as we increase related headcount and continue our planned preclinical studies and clinical trials for our product candidates, particularly our proprietary dronabinol product candidates, including Dronabinol Oral Solution. We determine which research and development projects to pursue, as well as the level of funding available for each project, based on the scientific and preclinical and clinical results of each product candidate and related regulatory action.

The following table provides a breakdown of our research and development expenses during the three months ended March 31, 2015 and 2014 (in millions):

	Three Months Ended
	March 31,
	2015	2014
Cannabidiol	$4.1	$0.2
Buprenorphine/Naloxone	1.1	0.3
LEP-ETU and IL-13	0.7	0.1
Buprenorphine	0.5	0.2
Ondansetron	0.2	-
Dronabinol	0.1	0.4
Fentanyl	0.1	1.0
Sildenafil	-	0.1
Other	0.5	-
Internal research and development costs	3.3	1.7
Total research and development expenses	$10.6	$4.0

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, accounting, legal, business development and internal support functions. In addition, general and administrative expenses include facility costs not otherwise included in research and development expenses, and professional fees for legal, consulting and accounting services. As of March 31, 2015, we had 33 full-time general and administrative personnel. We expect general and administrative expense to increase as a result of increasing related headcount, expanding our operating activities and the costs we will incur operating as a public company. We expect these increases to include salaries and related expenses, legal and consultant fees, accounting fees, director fees, increased directors’ and officers’ insurance premiums, fees for investor relations services, and enhanced business and accounting systems.

Our general and administrative expenses for the three months ended March 31, 2015 include a legal accrual of $8.0 million related to our dispute with Dr. Kottayil. See Note 6 of the Notes to our Unaudited Condensed Consolidated Financial Statements for a discussion on our ongoing dispute with Dr. Kottayil.

Net Operating Loss Carryforwards

As of March 31, 2015, we had approximately $1.2 million of federal net operating loss carry forwards (“NOLs”), all of which are subject to a significant Section 382 limitation as noted below. In addition, we have excess tax deductions in the current year of $10.4 million related to stock compensation deductions that are not yet benefited in the financial statements as of March 31, 2015. For federal tax purposes, the Section 382 NOL carryforward is limited on an annual basis and begins expiring in 2018.

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

Based on the above, we have estimated the amount of pre-NeoPharm merger federal NOLs that are available to offset post-NeoPharm merger income at approximately $1.2 million as of March 31, 2015.

For state tax purposes, we had approximately $268.6 million of state NOLs at March 31, 2015, all of which relate only to Illinois. Based on projections and our limited activity in Illinois, we estimate that approximately $263.1 million of these Illinois NOLs will not be utilized. For this reason, we recorded a valuation allowance for the estimated tax benefit relating to this amount, or $20.3 million. The Illinois NOLs begin expiring in 2015 if not utilized. Also, as stated above, we have excess tax deductions in the current year of $10.4 million related to stock compensation deductions that are not yet benefited in the financial statements as of March 31, 2015.

Significant Accounting Polices and Estimates

There were no changes in our significant accounting policies and estimates during the three months ended March 31, 2015 from those set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

Comparison of Three Months Ended March 31, 2015 to Three Months Ended March 31, 2014

The following table presents certain selected consolidated financial data for the three months ended March 31, 2015 and 2014 expressed as a percentage of net revenue:

	Three Months Ended
	March 31,
	2015	2014
Net revenue	100.0%	100.0%
Cost of revenue	9.0	11.5
Gross profit	91.0	88.5
Operating expenses:
Sales and marketing	29.6	27.9
Research and development	15.0	9.6
General and administrative	30.0	20.6
Total operating expenses	74.6	58.1
Operating income	16.4	30.4

Other income (expense):
Interest income	0.2	0.0
Other income (expense), net	-	0.0
Total other income (expense)	0.2	0.0

Income before income taxes	16.6	30.4
Income tax expense	5.3	12.0

Net income	11.3%	18.4%

Net Revenue.    Net revenue increased $29.2 million, or 70%, to $70.8 million for the three months ended March 31, 2015, compared to $41.6 million for the three months ended March 31, 2014. The increase in net revenue was attributable to the $29.8 million, or 74%, increase in net revenue of Subsys to $70.5 million for the three months ended March 31, 2015 compared to $40.7 million for the three months ended March 31, 2014. The increase in Subsys revenue is primarily as a result of increased prescriptions and change in mix of prescribed dosages and also price increases in January 2014, April 2014, July 2014 and January 2015. Subsys revenues have grown rapidly since Subsys was initially marketed in 2012. Provisions for wholesaler discounts, patient discounts, rebates and returns increased to $8.0 million, $17.0 million, $8.4 million and $0.6 million, respectively, from the sale of Subsys for the three months ended March 31, 2015, compared to $3.8 million, $4.1 million, $3.7 million and $0.1 million, respectively, from the sale of Subsys for the three months ended March 31, 2014. The increase in revenue provisions was primarily attributable to increased sales and higher volumes of patient assistance. We expect net revenue from sales of Subsys to continue to increase during the remainder of 2015 due primarily to anticipated increases in the number of prescriptions fulfilled, combined with changes in prescription strength mix.

During the first quarter of 2015, Dronabinol SG Capsule net revenue was $0.2 million as compared with $1.0 million during the first quarter of 2014. We expect that the Dronabinol SG Capsule revenues will continue to be an insignificant portion of our consolidated net revenues prospectively. See Note 6 for a discussion on our ongoing dispute with Mylan.

Cost of Revenue, Gross Profit and Gross Margin.    Cost of revenue increased $1.6 million to $6.4 million for the three months ended March 31, 2015 compared to $4.8 million for the three months ended March 31, 2014. The increase in cost of revenue was primarily attributable to the increase in sales of Subsys during the three months ended March 31, 2015. Gross profit increased $27.5 million to $64.4 million for the three months ended March 31, 2015 compared to $36.9 million for the three months ended March 31, 2014 due primarily to the increase in sales of Subsys. Gross margin for the three months ended March 31, 2015 was approximately 91% compared to approximately 89% for the three months ended March 31, 2014.

Sales and Marketing Expense.    Sales and marketing expense increased $9.3 million to $20.9 million for the three months ended March 31, 2015 compared to $11.6 million for the three months ended March 31, 2014. The increase in sales and marketing expense was due primarily to variable sales compensation expense and incremental product marketing expense associated with the increase in sales of Subsys. As Dronabinol SG Capsule is marketed by Mylan, we did not incur any sales and marketing expense related to Dronabinol SG Capsule.

Research and Development Expense.    Research and development expense increased $6.6 million to $10.6 million for the three months ended March 31, 2015 compared to $4.0 million for the three months ended March 31, 2014. The increase in research and development expense was due primarily to an increase in clinical expenses, product development, and an increase in research and development personnel during 2014 in response to our growing product pipeline.

General and Administrative Expense.    General and administrative expense increased $12.6 million to $21.2 million for the three months ended March 31, 2015 compared to $8.6 million for the three months ended March 31, 2014. The increase in general and administrative expense was due primarily an accrual of $8.0 million related to our dispute with Dr. Kottayil, increases in legal expense incurred in connection with various ongoing litigation and subpoena related matters, and stock-based compensation costs. See Note 6 of the Notes to our Unaudited Condensed Consolidated Financial Statements for a discussion on our ongoing dispute with Dr. Kottayil.

Income Tax Expense.     Provision for income taxes was $3.7 million for the three months ended March 31, 2015, representing an effective tax rate of 31.8%, as compared to $5.0 million for the three months ended March 31, 2014, representing and effective tax rate of 39.6%. As of March 31, 2015, we had approximately $1.2 million of federal and $268.6 million of state net operating loss carry forwards.

We had unrecognized tax benefits of approximately $10.4 million as of March 31, 2015, primarily associated with tax positions taken in prior year. No significant penalties or interest are included in income taxes or accounted for on the balance sheet related to unrecognized tax positions.

Liquidity and Capital Resources

 Sources of Liquidity

We incurred losses from our inception through December 31, 2012. Although we began generating positive operating cash flows in connection with the commercial launch of Subsys during the first quarter of 2013, and continued to do so through the current quarter, as of March 31, 2015, we have an accumulated deficit of $43.0 million. Prior to our initial public offering, or IPO, we financed our operations primarily through the issuance of promissory notes to The John N. Kapoor Trust and the Kapoor Children 1992 Trust, which are controlled by or affiliated with our founder, Executive Chairman and principal stockholder.

On May 7, 2013, we completed our IPO, pursuant to which we sold 6,900,000 shares of our common stock (4,600,000 on a pre-split basis) at a price of $5.33 per share ($8.00 on a pre-split basis), which included the underwriters’ exercise of their over-allotment option. As a result of the IPO, we raised a total of $32.5 million in net proceeds after deducting underwriting discounts and commissions of $2.6 million and offering expenses of $1.8 million. Costs directly associated with our IPO were capitalized and recorded as deferred IPO costs prior to the completion of the IPO. These costs were recorded as a reduction of the proceeds received in arriving at the amount recorded in additional paid-in capital. Upon completion of the IPO, all outstanding shares of our preferred stock were converted into 12,793,290 shares of common stock (8,528,860 on a pre-split basis).

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in millions):

	Three Months Ended
	March 31,
	2015	2014
Net cash provided by operating activities	$16.2	$6.8
Net cash used in investing activities	(11.4)	(19.9)
Net cash provided by financing activities	7.2	7.7

Net increase (decrease) in cash and cash equivalents	12.0	(5.4)
Cash and cash equivalents, beginning of period	58.1	45.4

Cash and cash equivalents, end of period	$70.1	$40.0

Cash Flows From Operating Activities.     Net cash provided by operating activities was $16.2 million and $6.8 million for the three months ended March 31, 2015 and 2014, respectively. The net cash provided during the three months ended March 31, 2015 primarily reflects the net income for the period driven primarily by growth in Subsys net sales, adjusted in part by depreciation and amortization, stock-based compensation expense and is also impacted by changes in working capital.

Cash Flows From Investing Activities.     Net cash used in investing activities was $11.4 million and $19.9 million for the three months ended March 31, 2015 and 2014, respectively, and consists primarily of the purchase of investments and property and equipment.

Cash Flows From Financing Activities.     Net cash provided by financing activities was $7.2 million for the three months ended March 31, 2015, as compared to $7.7 million for the three months ended March 31, 2014. During the three months ended March 31, 2015, we recorded excess tax benefits on stock options and awards of $4.1 million, and proceeds from the exercise of stock options of $3.1 million. During the three months ended March 31, 2014, we recorded excess tax benefits on stock options and awards of $5.2 million, and proceeds from the exercise of stock options of $2.5 million.

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

Although we generated cash from operating activities during the three months ended March 31, 2015 and we expect to continue to fund our operations primarily from operating activities, we cannot guarantee that we will generate sufficient operating cash flows to fund our planned activities. We cannot be sure that additional financing will be available when needed, or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. If we raise additional funds by issuing equity or convertible securities, substantial dilution to existing stockholders will likely result. If we raise additional funds by incurring new debt obligations, the terms of the debt will likely require significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Off-Balance Sheet Arrangements

      During the three months ended March 31, 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2015, $16.9 million of our cash equivalent investments were in money market securities that are reflected as cash equivalents, because all maturities are within 90 days. Included in money market securities are commercial paper, Federal agency discount notes and money market funds. Our interest rate risk with respect to these investments is limited due to the short-term duration of these arrangements and the yields earned, which approximate current interest rates.

Our policy for our short-term and long-term investments is to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. Our investment portfolio, consisting of fixed income securities that we hold on an available-for-sale basis, was approximately $54.7 million as of March 31, 2015, and $48.0 million as of December 31, 2014. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase.

The following table provides information about our available-for-sale securities that are sensitive to changes in interest rates. We have aggregated our available-for-sale securities for presentation purposes since they are all very similar in nature (dollar amounts in millions):

Interest Rate Sensitivity

Principal Amount by Expected Maturity as of March 31, 2015

	Financial instruments mature during year ended December 31,
	2015	2016	2017	2018	2019	Thereafter
CD's and Available-for-sale securities	$23.4	$20.7	$8.2	$2.4	$-	$-
Weighted-average yield rate	0.11%	0.20%	0.16%	0.04%	-	-

We have not entered into derivative financial instruments. We do have operations outside of the U.S. and, accordingly, we have not been susceptible to significant risk from changes in foreign currencies.

During the normal course of business we could be subjected to a variety of market risks, examples of which include, but are not limited to, interest rate movements and foreign currency fluctuations, as we discussed above, and collectability of accounts receivable. We continuously assess these risks and have established policies and procedures to protect against the adverse effects of these and other potential exposures. Although we do not anticipate any material losses in these risk areas, no assurance can be made that material losses will not be incurred in these areas in the future.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information contained in Note 6 to the Unaudited Condensed Consolidated Financial Statements is incorporated herein by reference.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, as well as other factors discussed herein under “Forward-Looking Statements” in Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein. There have been no material changes from the risk factors disclosed in Part I, Item 1A, in our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The Exhibit Index immediately following the Signatures to this Form 10-Q is hereby incorporated by reference into this Form 10-Q.

INSYS THERAPEUTICS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSYS THERAPEUTICS, INC.

Dated: May 11, 2015	By:	/s/ Michael L. Babich
Michael L. Babich
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Darryl S. Baker
Darryl S. Baker
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Insys Therapeutics, Inc. (1)

3.2	Amended and Restated Bylaws of Insys Therapeutics, Inc. (2)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (3)

4.1	Form of Common Stock Certificate of Registrant (4)

4.2	Rights Agreement, dated August 15, 2014 between the Insys Therapeutics, Inc. and Computershare Trust Company, N.A. (5)

10.1	Consultant Agreement dated March 3, 2015 between Insys Therapeutics, Inc. and Dr. John Kapoor (6)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, (filed herewith)

32

Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Previously filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, and incorporated herein by reference.

(2)	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 10, 2014, and incorporated herein by reference.

(3)	Previously filed as 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 18, 2014 and incorporated herein by reference.

(4)	Previously filed as 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.

(5)	Previously filed as 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 18, 2014 and incorporated herein by reference.

(6)	Previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on March 3, 2015 and incorporated herein by reference.