Form 10-Q
period 2015-09-30
Insys Therapeutics, Inc.
filed 2015-11-05
CIK 1516479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes ☐     No ☑

As of October 29, 2015, the registrant had 72,031,148 shares of Common Stock ($0.01 par value) outstanding.

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

Abbreviated Term	Defined Term

ANDA	Abbreviated New Drug Application
API	Active pharmaceutical ingredient
Aptar	AptarGroup, Inc.
ASC	Accounting Standards Codification
ATRA	American Taxpayer Relief Act of 2012
AVC	Assurance of Voluntary Compliance
BTCP	Breakthrough cancer pain
Catalent	Catalent Pharma Solutions, LLC
CBD	Synthetic cannabidiol
cGMP	Current Good Manufacturing Practices
CID	Civil Investigative Demand
CINV	Chemotherapy-induced nausea and vomiting
CMS	Centers for Medicare & Medicaid Services
CRO	Contract Research Organization
CSA	Federal Controlled Substances Act of 1970
DEA	U.S. Drug Enforcement Administration
DPT	DPT Lakewood, LLC
ESI	Express Scripts, Inc.
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
FDCA	Federal Food, Drug, and Cosmetic Act
FSS	Federal Supply Schedule
GCP	Good Clinical Practices
GI	Gastrointestinal
GLP	Good Laboratory Practices
HIPAA	Health Insurance Portability and Accountability Act of 1996
HITECH	Health Information Technology for Economic and Clinical Health Act of 2009
IND	Investigational New Drug Application
Insys Pharma	Insys Pharma, Inc.
IPO	Initial public offering
IRB	Institutional Review Board
JOBS Act	Jumpstart Our Business Startups Act of 2012
MMA	Medicare Prescription Drug, Improvement, and Modernization Act of 2003
NDA	New Drug Application
NeoPharm	NeoPharm, Inc.
NOL	Net operating loss carryforward
NRV	Net Realizable Value
NSAID	Non-steroidal anti-inflammatory drug
Orange Book	FDA's Approved Drug Products with Therapeutic Equivalence Evaluations
ODOJ	Oregon Department of Justice
PBM	Pharmacy Benefit Managers
PDUFA	Prescription Drug User Fee Act
PK	Pharmacokinetics
PPACA	Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010
QSR	FDA's Quality System Regulation
REMS	Risk Evaluation and Mitigation Strategy
RLD	Reference listed drug
SEC	U.S. Securities and Exchange Commission
THC	Delta-9-tetrahydrocannabinol
TIRF	Transmucosal immediate-release fentanyl
VC	Vomiting center

 ii

Part I:  FINANCIAL INFORMATION

Item 1.      UNAUDITED Financial Statements

INSYS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

   (unaudited)

	September 30, 2015	December 31, 2014

Assets
Current Assets:
Cash and cash equivalents	$93,980	$58,106
Short-term investments	61,490	24,757
Accounts receivable, net of allowances of $8,677 and $5,816 at September 30, 2015 and December 31, 2014, respectively	30,475	26,544
Inventories	39,374	34,781
Prepaid expenses and other assets	5,842	2,243
Deferred income tax assets	5,472	4,611
Total current assets	236,633	151,042
Property and equipment, net	36,748	29,872
Long-term investments	31,848	23,262
Deferred income tax assets	8,822	7,602
Other assets	26	3,343
Total assets	$314,077	$215,121

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$24,196	$27,454
Accrued compensation	10,189	6,926
Accrued sales allowances	25,607	11,296
Accrued litigation award	9,567	-
Total current liabilities	69,559	45,676
Uncertain income tax position	7,913	3,778
Total liabilities	77,472	49,454

Commitments and contingencies

Stockholders' Equity:
Preferred stock (par value $0.01 per share; 10,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively)	-	-
Common stock (par value $0.01 per share; 100,000,000 shares authorized; 71,997,884 and 70,702,688 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively)	720	707
Additional paid in capital	245,463	216,061
Unrealized gain (loss) on available-for-sale securities	33	(24)
Notes receivable from stockholders	(21)	(21)
Accumulated deficit	(9,590)	(51,056)
Total stockholders' equity	236,605	165,667

Total liabilities and stockholders' equity	$314,077	$215,121

See accompanying notes to unaudited condensed consolidated financial statements.

INSYS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net revenue	$91,259	$58,281	$239,663	$155,613
Cost of revenue	7,707	5,390	22,387	16,718
Gross profit	83,552	52,891	217,276	138,895
Operating expenses:
Sales and marketing	19,217	15,061	62,119	40,756
Research and development	12,322	7,018	40,720	20,215
General and administrative	13,681	10,790	42,212	30,047
Charges (recovery) related to litigation award	(789)	-	9,515	-
Total operating expenses	44,431	32,869	154,566	91,018
Operating income	39,121	20,022	62,710	47,877

Other income (expense):
Interest income	128	43	360	86
Other income (expense), net	(37)	-	(8)	2
Total other income	91	43	352	88

Income before income taxes	39,212	20,065	63,062	47,965
Income tax expense	13,084	8,560	21,596	19,337

Net income	26,128	$11,505	41,466	$28,628
Unrealized gain (loss) on available-for-sale securities	50	(15)	57	(20)
Total comprehensive income	$26,178	$11,490	$41,523	$28,608

Net income per common share:
Basic	$0.36	$0.17	$0.58	$0.42
Diluted	$0.34	$0.16	$0.55	$0.39
Weighted average common shares outstanding
Basic	71,905,183	69,233,526	71,446,485	68,321,004
Diluted	75,991,330	73,128,932	75,542,173	73,113,844

See accompanying notes to unaudited condensed consolidated financial statements.

INSYS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

(unaudited)

				Unrealized
				Loss on	Notes
			Additional	Available-	Receivable
	Common Stock		Paid in	For-Sale	From	Accumulated
	Shares	Amount	Capital	Securities	Stockholders	Deficit	Total
Balance at December 31, 2014	70,702,688	707	216,061	(24)	(21)	(51,056)	165,667
Exercise of stock options	1,206,307	12	7,350	-	-	-	7,362
Issuance of common stock- employee stock purchase plan	88,889	1	1,478	-	-	-	1,479
Excess tax benefits on stock options and awards	-	-	8,307	-	-	-	8,307
Stock based compensation - stock options and awards	-	-	12,267	-	-	-	12,267
Unrealized gain on available-for-sale securities	-	-	-	57	-	-	57
Net income	-	-	-	-	-	41,466	41,466
Balance at September 30, 2015	71,997,884	$720	$245,463	$33	$(21)	$(9,590)	236,605

See accompanying notes to unaudited condensed consolidated financial statements.

INSYS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$41,466	$28,628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,825	1,711
Stock-based compensation	12,267	11,224
Deferred income tax benefit	(2,082)	(693)
Loss on disposal of assets	41	-
Litigation Award	9,423	-
Excess tax benefits on stock options and awards	(8,307)	(19,489)
Changes in operating assets and liabilities:
Accounts receivable	(3,931)	(11,346)
Inventories	(4,593)	(16,913)
Prepaid expenses and other current assets	(280)	(936)
Accounts payable, accrued expenses and other current liabilities	26,902	41,595
Net cash provided by operating activities	74,731	33,781

Cash flows from investing activities:
Change in restricted cash	-	400
Purchase of investments	(45,262)	(42,120)
Purchases of property and equipment	(10,743)	(15,687)
Net cash used in investing activities	(56,005)	(57,407)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,479	1,108
Excess tax benefits on stock options and awards	8,307	19,489
Proceeds from exercise of stock options	7,362	5,057
Net cash provided by financing activities	17,148	25,654

Change in cash and cash equivalents	35,874	2,028

Cash and cash equivalents, beginning of period	58,106	45,382

Cash and cash equivalents, end of period	$93,980	$47,410

Supplemental cash flow disclosures:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$6,355	$2,190

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

We are a specialty pharmaceutical company that develops and commercializes innovative supportive care products. We have two marketed products: Subsys, a proprietary sublingual fentanyl spray for BTCP in opioid-tolerant patients and Dronabinol SG Capsule, a generic equivalent to Marinol, an approved second-line treatment for chemotherapy-induced nausea and vomiting and anorexia associated with weight loss in patients with AIDS.

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles, pursuant to rules and regulations of the SEC. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2014 included in our Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2015 and 2014 are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make a number of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition (which is affected by prescriptions dispensed, wholesaler discounts, patient discount programs, rebates and chargebacks), inventories, stock-based compensation expense, and deferred tax valuation allowances. We base our estimates on historical experience and on various other assumptions that are believed by management to be reasonable under the circumstances. Actual results may materially differ from these estimates.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. As amended by the FASB in July 2015, the standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2018.

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

Product Returns. We allow customers to return product for credit beginning six months prior to, and ending 12 months following, the product expiration date. The shelf life of Subsys is currently 36 months from the date of manufacture. We have monitored actual return history since product launch, which provides us with a basis to reasonably estimate future product returns, taking into consideration the shelf life of product at the time of shipment, shipment and prescription trends, estimated distribution channel inventory levels, and consideration of the introduction of competitive products.

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

Dronabinol SG Capsule

Dronabinol SG Capsule was commercially launched in December 2011, and we sold Dronabinol SG Capsule exclusively to Mylan Pharmaceuticals, Inc. (“Mylan”) in the United States under a supply and distribution agreement. Pursuant to the terms of the Mylan agreement, we manufacture Dronabinol SG Capsule under the Mylan label. Mylan distributed Dronabinol SG Capsule and on a monthly basis paid us an amount equal to the value of Dronabinol SG Capsule it sold to wholesale pharmaceutical distributors, less contractually defined deductions for chargebacks, rebates, sales discounts, distribution and storage fees, and royalties. Under the terms of the supply and distribution agreement with Mylan, we were obligated to pay Mylan a royalty of between 10% and 20% on Mylan’s net product sales, and a single digit percentage fee on such sales for distribution and storage services. We bore no risk of product return upon acceptance by Mylan. As Mylan had control over the amount it charged to wholesale pharmaceutical distributors for Dronabinol SG Capsule and the discounts offered to the distributors, the sales price was not fixed and determinable at the date we shipped such products to Mylan. Accordingly, we recognized revenue upon Mylan’s sale of products to wholesale distributors, which was the point at which the sales price was fixed and determinable. The allowance for chargebacks was included in accrued sales allowances. We were involved in a dispute with Mylan that commenced in May 2013 and which ultimately led to an arbitration proceeding with the American Arbitration Association (Case No. 55 122 00119 13). In October 2015, we entered into a settlement agreement and full and final mutual and general release with Mylan which the settled the claims in dispute and resulted in the termination of this relationship and confirmed the termination of the supply and distribution agreement. We do not have any current plans to manufacture or market this product in the future.

3.	Short-Term and Long-Term Investments

Our policy for short-term and long-term investments is to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. Short-term and long-term investments consist of corporate and various government agency and municipal debt securities, as well as certificates of deposit that have maturity dates that are greater than 90 days. Certificates of deposit are carried at cost which approximates fair value. We classify our marketable securities as available-for-sale in accordance with FASB Accounting Standards Codification Topic 320, Investments — Debt and Equity Securities. Available-for-sale securities are carried at fair value with unrealized gains and losses reported in stockholders’ equity. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in impairment of the fair value of the investment. We did not have any realized gains or losses or decline in values judged to be other than temporary during the three and nine months ended September 30, 2015. If we had realized gains and losses and declines in value judged to be other than temporary, we would have been required to include those changes in other income/expense in the condensed consolidated statements of income and comprehensive income. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security. The cost of securities sold is calculated using the specific identification method. At September 30, 2015, our certificates of deposit as well as our marketable securities have been recorded at an estimated fair value of $510,000, 61,490,000 and $31,848,000 in cash and cash equivalents, short-term investments and long-term investments, respectively.

Investments consisted of the following at September 30, 2015 (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Other- Than- Temporary Impairment Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$70,913	$-	$-	$-	$70,913	$70,913	$-	$-
Money market securities	22,557	-	-	-	22,557	22,557	-	-
Certificates of deposit	25,452	-	-	-	25,452	-	15,852	9,600
Marketable securities:
Corporate securities	21,491	4	(21)	-	21,474	500	14,868	6,106
Federal agency securities	8,227	2	-	-	8,229	-	6,228	2,001
Municipal securities	38,645	55	(7)	-	38,693	10	24,542	14,141
Total marketable securities	68,363	61	(28)	-	68,396	510	45,638	22,248

	$187,285	$61	$(28)	$-	$187,318	$93,980	$61,490	$31,848

Investments consisted of the following at December 31, 2014 (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Other- Than- Temporary Impairment Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$44,785	$-	$-	$-	$44,785	$44,785	$-	$-
Money market securities	13,321	-	-	-	13,321	13,321	-	-
Certificates of deposit	12,657	-	-	-	12,657	-	3,160	9,497
Marketable securities:				-
Corporate securities	10,837	-	(26)	-	10,811	-	6,229	4,582
Federal agency securities	9,512	-	(10)	-	9,502	-	5,009	4,493
Municipal securities	15,037	15	(3)	-	15,049	-	10,359	4,690
Total marketable securities	35,386	15	(39)	-	35,362	-	21,597	13,765

	$106,149	$15	$(39)	$-	$106,125	$58,106	$24,757	$23,262

The amortized cost and estimated fair value of the marketable securities at September 30, 2015, by maturity, are shown below (in thousands):

	September 30, 2015
	Cost	Fair Value
Marketable securities:
Due in one year or less	$46,135	$46,148
Due after one year through 5 years	22,228	22,248
Due after 5 years through 10 years	-	-
Due after 10 years	-	-

	$68,363	$68,396

The following table shows the gross unrealized losses and the fair value of our investments, with unrealized losses that are not deemed to be other-than-temporarily impaired aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2015 (in thousands):

	September 30, 2015
	Less Than 12 Months		Greater Than 12 Months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Marketable securities:
Corporate securities	$13,295	$(21)	$-	$-
Federal agency securities	1,123	-	-	-
Municipal securities	6,214	(7)	-	-

	$20,632	$(28)	$-	$-

As of September 30, 2015, we have concluded that all the unrealized losses on our marketable securities are temporary in nature. Marketable securities are reviewed quarterly for possible other-than-temporary impairment. This review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the expectation for that security’s performance and the creditworthiness of the issuer. Additionally, we do not intend to sell, and it is not probable that we will be required to sell, any of the securities before the recovery of their amortized cost basis.

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

At September 30, 2015, we held short-term and long-term investments, as discussed in Note 3, that are required to be measured at fair value on a recurring basis.  All available-for-sale investments held by us at September 30, 2015 have been valued based on Level 2 inputs. Available-for-sale securities classified within Level 2 of the fair value hierarchy are valued utilizing reports from third-party asset managers that hold our investments, showing closing prices on the last business day of the period presented. These asset managers utilize an independent pricing source to obtain quotes for most fixed income securities, and utilize internal procedures to validate the prices obtained. In addition, we use an independent third-party to perform price testing, comparing a sample of quoted prices listed in the asset managers’ reports to quotes listed through a public quotation service.

Our investments measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820, Fair Value Measurements and Disclosures, at September 30, 2015 and December 31, 2014 were as follows (in thousands):

	Fair Value Measurement at Reporting Date
	September 30, 2015	Quoted Prices in active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
Corporate securities	$21,474	$-	$21,474	$-
Federal agency securities	8,229	-	8,229	-
Municipal securities	38,693	-	38,693	-

Total assets measured at fair value	$68,396	$-	$68,396	$-

	Fair Value Measurement at Reporting Date
	December 31, 2014	Quoted Prices in active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
Corporate securities	$10,811	$-	$10,811	$-
Federal agency securities	9,502	-	9,502	-
Municipal securities	15,049	-	15,049	-

Total assets measured at fair value	$35,362	$-	$35,362	$-

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

The components of inventories, net of allowances, are as follows (in thousands):

	September 30, 2015	December 31, 2014
Finished goods	$26,383	$30,998
Work-in-process	7,381	4,316
Raw materials and supplies	5,610	2,785
Total inventories	39,374	38,099
Less: non-current work-in-process	-	(3,318)
	$39,374	$34,781

As of September 30, 2015 and December 31, 2014, raw materials inventories consisted of raw materials used in the manufacture of the active pharmaceutical ingredient (“API”) in our U.S.-based, state-of-the-art dronabinol manufacturing facility and component parts and packaging materials used in the manufacture of Subsys. Work-in-process consists of actual production costs, including facility overhead and tolling costs of in-process dronabinol and Subsys products. Finished goods inventories consisted of finished Subsys products. Non-current work-in-process represent those inventories pending FDA approval which is not expected within 12 months of the balance sheet date and are included in other assets in our condensed consolidated unaudited balance sheets. As of September 30, 2015, all work-in-process inventory is expected to be used within 12 months of the balance sheet date and, therefore, is classified as current inventory.

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

On or about June 23, 2015, a nurse practitioner located in Connecticut, who served on our speaker bureau in connection with our speaker programs designed to educate and promote product awareness and safety for external health care providers, pled guilty to violating the federal Anti-Kickback Statute in connection with payments of approximately $83,000 from the Company. In connection with the review of this matter by the Compliance Committee of the Board of Directors, with the assistance of outside legal counsel reporting directly to the Compliance Committee, we have taken a number of remedial actions and implemented enhancements to the Company’s compliance controls regarding relationships with health care providers. We will continue to assess these matters to ensure we have an effective compliance program.

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

In connection with the investigation by the ODOJ we have entered into a settlement agreement with the ODOJ referred to as an AVC, and agreed to make monetary payments totaling approximately $1,100,000. The AVC requires us to maintain certain controls and processes around our promotional and sales activity related to Subsys in Oregon. This AVC expressly provides that we do not admit any violation of law or regulation. This settlement was reached as result of our cooperation with the ODOJ's investigation and after producing documents in response to certain CIDs and related requests for information from the ODOJ. On August 5, 2015, we paid $533,000 to the Oregon State Treasury and at September 30, 2015 we maintained an accrual of $567,000.

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

General Litigation and Disputes

Kottayil vs. Insys Pharma, Inc. On September 29, 2009, Insys Pharma, Inc., our wholly owned subsidiary, and certain of our officers and the five directors who comprised the Insys Pharma board of directors as of June 2009, as well as their spouses, were named as defendants in a lawsuit in the Superior Court of the State of Arizona, Maricopa County, or the Arizona Superior Court, brought by Santosh Kottayil, Ph.D., certain of his family members and a trust of which Dr. Kottayil is the trustee. Dr. Kottayil formerly served as President, Chief Scientific Officer and a director of Insys Pharma, among other positions. The complaint brought a cause of action for statutory and common law appraisal of Dr. Kottayil’s Insys Pharma common stock. The cause of action for appraisal relates to a reverse stock split that Insys Pharma effected in June 2009, which resulted in Dr. Kottayil’s ownership position becoming a fractional share of Insys Pharma common stock. Following the reverse stock split, Insys Pharma cancelled all resulting fractional shares, including the fractional share held by Dr. Kottayil, and offered a cash payment in lieu of the fractional shares. The complaint also brought causes of action for breach of fiduciary duty, fraud and negligent misrepresentation in the defendants’ dealings with Dr. Kottayil on the subject of his compensation and stock ownership in Insys Pharma. In January 2010, the plaintiffs added claims seeking to rescind Dr. Kottayil’s assignment to Insys Pharma of his interest in all of the fentanyl and dronabinol patent applications previously assigned to Insys Pharma and to recover the benefits of those interests. Dr. Kottayil was seeking, among other relief, the fair value of his Insys Pharma common stock as of June 2, 2009, compensatory and punitive damages, and rescission of all assignments to Insys Pharma of his interest in the patent applications, as well as attorneys’ fees, costs and interest.

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

On June 29, 2015, we moved the court to award Insys Therapeutics, Inc. its attorneys’ fees in connection with its successful defense of plaintiff’s claims of successor liability and fraudulent transfer. The court denied Insys Therapeutics request for attorney’s fees.

On October 2, 2015, the court entered a final judgment, awarding plaintiffs the amount of $7,317,450, along with pre-judgment interest from June 2, 2009, and post-judgment interest, from October 2, 2015, at the rate of 4.25% per annum, compounded quarterly and taxable costs in the amount of $93,163. On the same date, the court denied plaintiffs’ request to submit an application for attorneys’ fees for his defense of the Insys Pharma counterclaims, finding that the request was premature.

On October 20, 2015, plaintiffs appealed the foregoing judgment. We and the other defendants against whom judgment was entered anticipate filing a cross-appeal.

As a result of the final ruling, we have accrued $9,567,000 at September 30, 2015 including $2,249,000 of estimated pre-and post-judgement interest. Any final judgement entered by the court is subject to a potential appeal which could cause the estimates to vary materially from the final award.

On or around November 1, 2015 we received a notice from Dr. Kottayil’s attorneys demanding indemnification for legal and other defense costs alleged to have been incurred in connection with Dr. Kottayil’s defense of the Insys Pharma counterclaims in the amount of $3,630,000. We are in the process of assessing the merit of such claims as well as evaluating the basis for the costs claimed. Because of the uncertainty surrounding the ultimate outcome we have not accrued for this claim at this time; however, we believe that that it is reasonably possible that there may be a material loss associated with this claim and we currently estimate the range of the reasonably possible loss to be between $0 and the $3,630,000 claimed.

 Insys Therapeutics, Inc. vs. Mylan Pharmaceuticals.  Since May 2013, we have been in a legal dispute with Mylan Pharmaceuticals, Inc. concerning the parties’ Supply and Distribution Agreement dated May 20, 2011. On October 5, 2015, we have entered into a settlement agreement and full and final mutual general release, or the Settlement Agreement, with Mylan that (i) reaffirmed the termination of the Supply and Distribution Agreement and the relationship between the parties with respect to this product, (ii) released the claims in dispute in connection with this arbitration and (iii) contained other customary terms and conditions such as confidentiality. The parties jointly filed with the Panel a Stipulation to Dismiss with Prejudice the arbitration proceedings and definitively resolve this dispute. On October 30, 2015, the parties received the signed order from the Panel granting the stipulation to Dismiss with Prejudice. As a result of the executed Settlement Agreement, we have not accrued for any contingencies in this matter into our operating results and consider the matters in dispute in connection with this arbitration settled.

Patent-Related Matters. On August 26, 2015, we received purported service of notice of three inter partes review, or the IPR, petitions filed by a hedge fund with the U.S. Patent and Trademark Office, challenging three of the four Orange Book-listed patents covering Subsys. We intend to oppose the request to institute the IPR and, if any of the three petitions are granted, we intend to defend the validity of each patent challenged in each IPR.

Except as it pertains to the $9,567,000 accrued for the dispute with Dr. Kottayil, the $567,000 accrued in connection with the ODOJ settlement payment and the potential for damages in the Federal Securities litigation that should be sufficiently covered by our Director and Officers insurance policies as noted above, we believe that the probability of unfavorable outcome or loss related to all of the above litigation matters and an estimate of the amount or range of loss, if any, from an unfavorable outcome are not determinable at this time. We believe we have meritorious legal positions and will continue to represent our interests vigorously in these matters but the range possible outcomes on these matters is very broad and we are not able to provide a reasonable estimate of our potential liability, if any, nor are we able to predict the outcome of each litigation matter. Responding to each of these litigation matters, defending any claims raised, and any resulting fines, restitution, damages and penalties, or settlement payments as well as any related actions brought by shareholders or other third parties, could have a material impact on our reputation, business and financial condition and divert the attention of our management from operating our business.

Material Agreements

In April 2015, we entered into an amendment to our manufacturing and supply agreement with DPT, which extends our existing manufacturing and supply agreement to produce Subsys until the end of 2020. In addition to extending the term, this amendment added certain minimum purchase commitments.

On October 30, 2015, we entered into an amended and restated supply, development & exclusive licensing agreement with Aptargroup, Inc. which, among other things, extended our exclusive supply rights to the current sublingual device, currently utilized by Subsys, as well any new device(s) jointly developed by the two companies for a period of seven years. In addition to extending the term, this amendment added certain minimum purchase commitments.

The following table sets forth our aggregate minimum purchase commitments with DPT and Aptar under these agreements (in thousands):

Years ending December 31,
2015	1,500
2016	2,000
2017	10,450
2018	14,650
2019	18,260
Thereafter	25,170
Total	$72,030

7.       Stock-based Compensation

Amounts recognized in the condensed consolidated statements of income and comprehensive income with respect to our stock-based compensation plans were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development	$573	$432	$1,362	$4,294
General and administrative	3,747	2,605	10,905	6,930
Total cost of stock-based compensation	$4,320	$3,037	$12,267	$11,224

As of September 30, 2015, we expected to recognize $41,158,000 of stock-based compensation for outstanding options over a weighted-average period of 2.9 years.

The following table summarizes stock option activity as of December 31, 2014 and for the nine months ended September 30, 2015:

	Shares	Price	Term (in years)	(in millions)
Vested and exercisable as of December 31, 2014	2,660,720	$3.95

Outstanding as of December 31, 2014	7,707,162	$7.57
Granted	1,137,500	$30.00
Cancelled	(349,158)	$20.20
Exercised	(1,206,307)	$6.10

Outstanding as of September 30, 2015	7,289,197	$10.71	7.8	$132.1

Vested and exercisable as of September 30, 2015	3,120,808	$5.51	7.0	$71.7

Cash received from option exercises under all share-based payment arrangements for the nine months ended September 30, 2015 and 2014 was $7,362,000 and $5,057,000, respectively. For the nine months ended September 30, 2015, we recorded net reductions of $8,307,000 of our federal and state income tax liability, with an offsetting credit to additional paid-in capital, resulting from the excess tax benefits of stock options.

8.     Net Income per Share

Basic net income per common share is computed by dividing the net income allocable to the common stockholders by the weighted average number of common shares outstanding during the period. The diluted income per share further includes any common shares available to be issued upon exercise of outstanding stock options if such inclusion would be dilutive.

The following table sets forth the computation of basic and diluted net income per common share (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Historical net income per share - Basic
Numerator:
Net income	$26,128	$11,505	$41,466	$28,628
Denominator:
Weighted average number of common shares outstanding	71,905,183	69,233,526	71,446,485	68,321,004
Basic net income per common share	$0.36	$0.17	$0.58	$0.42

Historical net income per share - Diluted
Numerator:
Net income	$26,128	$11,505	$41,466	$28,628
Denominator:
Weighted average number of common shares outstanding	71,905,183	69,233,526	71,446,485	68,321,004
Effect of dilutive stock options	4,086,147	3,895,406	4,095,688	4,792,840
Weighted average number of common shares outstanding	75,991,330	73,128,932	75,542,173	73,113,844
Diluted net income per common share	$0.34	$0.16	$0.55	$0.39

Anti-dilutive share equivalents included 1,122,185 and 2,924,530 outstanding stock options as of September 30, 2015 and 2014, respectively.

9.     Product Lines, Concentration of Credit Risk and Significant Customers

We are engaged in the business of developing and selling pharmaceutical products. We have two product lines, consisting of Subsys and Dronabinol SG Capsule. Our chief operating decision-maker evaluates revenues based on product lines.

The following tables summarize our net revenue by product line, as well as the percentages of net revenue by route to market (in thousands):

	Net Revenue by Product Line
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Subsys	$91,139	$58,203	$238,380	$153,431
Dronabinol SG Capsule	120	78	1,283	2,182
Total net revenue	$91,259	$58,281	$239,663	$155,613

	Percent of Net Revenue by Route to Market
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Pharmaceutical wholesalers	98%	100%	98%	99%
Specialty pharmaceutical retailers	2%	0%	1%	0%
Generic pharmaceutical distributors	0%	0%	1%	1%
	100%	100%	100%	100%

All our products are sold in the United States of America.

Product shipments to four pharmaceutical wholesalers accounted for 33%, 20%, 18% and 15% of total shipments for the nine months ended September 30, 2015. Product shipments to four pharmaceutical wholesalers accounted for 39%, 21%, 15% and 14% of total shipments for the nine months ended September 30, 2014. Four pharmaceutical wholesalers’ accounts receivable balances accounted for 35%, 22%, 16%, and 11% of gross accounts receivable as of September 30, 2015. Four pharmaceutical wholesalers’ accounts receivable balances accounted for 39%, 22%, 17% and 10% of gross accounts receivable as of December 31, 2014.

10.     Related Party Transactions

In March of 2015, we entered into a consultancy agreement with Dr. John Kapoor, our Executive Chairman of our Board of Directors and our majority shareholder, to compensate Dr. Kapoor for his ongoing time and contribution to the Company. Under the terms of the agreement, Dr. Kapoor will receive an annual consulting fee of $300,000. In connection with Dr. Kapoor’s appointment to the position of President and Chief Executive Officer, effective November 4, 2015, the consulting agreement was terminated.

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

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (“the Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects, and the factors affecting our future performance; plans and objectives of management; that ESI formulary changes relative to Subsys will not have a material impact on our net revenue; our intent to file an IND application for the treatment of epilepsy with Cannabidiol in 2015; the sufficiency of our manufacturing capacity; the beneficial attributes of our dronabinol product candidates; our expectation that gross Dronabinol margins will fluctuate; that sales and marketing and research and development costs will be our largest categories of expenses; that sales and marketing expenses will fluctuate on changes in Subsys net revenue; that our Subsys revenue will increase during the remainder of 2015 and that Dronabinol SG Capsule revenue will continue to be insignificant; that cash flows from operating activities will increase; our development of different dronabinol delivery systems; the source and sufficiency of our liquidity our capital resources to fund our operations; possible capital raising transactions we may pursue; that we will hire additional sales and marketing, research and development and administrative personnel and operating costs relating thereto will increase; that our investments in our sales and research and development infrastructure will result in increased sales; accounting estimates and the impact of new or recently issued accounting pronouncements; that cash flows from operations will increase as a result of increased sales of Subsys; certain anticipated strategies and outcomes of our litigation with Mylan; trends in restrictions and impediments relating to reimbursement policies imposed by pharmacy benefit managers; the impact of pending litigation and our strategy relating thereto; our exposure to interest rate changes and market risks relating to our investments. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations as described from time to time in our SEC reports, including those risks outlined under “Risk Factors” in Item 1A of our Form 10-K for the year ended December 31, 2014. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Form 10-Q. You should carefully consider these risk and uncertainties described and other information contained in the reports we file with or furnish to the SEC before making any investment decision with respect to our securities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements including, but are not limited to, the following:

●	the impact of ongoing regulatory review of Subsys and other product candidates that receive regulatory approval;
●	our dependence on sales of Subsys;
●	market acceptance, including by third-party payors, of our products;
●	the unpredictability and regulation surrounding the reimbursement of Subsys.
●	the success of our marketing strategies;
●	our early stage of commercialization and history of net losses;
●	our ability to manage growth in our business;
●	our ability to obtain regulatory approval for Dronabinol Oral Solution;
●	manufacturing failures;

●	challenges relating to our construction and operation of a second dronabinol manufacturing facility;
●	our limited manufacturing capabilities and our reliance on third parties in our product supply chain;
●	delays in manufacturing or interruption of our sublingual spray delivery system;
●	competition;
●	our ability to achieve and maintain adequate levels of third-party payor and reimbursement coverage for sales of our products;
●	our reliance on wholesale pharmaceutical distributors for sales of our products through to the retail distribution channel;
●	our reliance on third parties for the performance of services relating to Subsys, including invoicing, storage and transportation;
●	our ability to develop a pipeline of product candidates;
●	our failure to obtain or maintain Schedule III classification for our dronabinol products;
●	failure of our clinical trials to demonstrate acceptable levels of safety and efficacy;
●	expenses, delays, changes and terminations that could adversely affect the design and implementation of our clinical trials;
●	reliance on third parties to conduct and oversee our clinical trials;
●	acceptance by the FDA our data from our clinical trials conducted outside the United States;
●	risks and uncertainties associated with starting materials sourced from India;
●	our ability to meet Section 505(b)(2) regulatory approval pathways or requirements for our product candidates;
●	annual DEA quotas on the amount of dronabinol allowed to be produced in the United States;
●	our failure to successfully acquire, develop or market additional product candidates;
●	our ability to retain key management and other personnel;
●	misconduct and improper activities by our employees, prescribing physicians and other persons involved in the marketing and distribution of our products;
●	our ability to utilize our net operating loss and research and development tax credit carryforwards;
●	the adverse impacts of strategic transactions;
●	our exposure to product liability claims;
●	our ability to comply with environmental laws relating to our use of hazardous materials;
●	accounting estimates;
●	security system failures;
●	natural disasters;
●	our significant operating expenses and need for potential additional funding;
●	our failure to comply with federal and state healthcare laws, including fraud and abuse and health information privacy and security laws;
●	the regulatory impact on our existing Subsys products as well as our future product candidates;
●	undesirable side effects of our products and the potential for post-approval regulatory action relating to such side effects;
●	the impact of changes in policies and funding resulting from healthcare reform measures, including the impact on the funding, staffing and leadership of the FDA and other agencies;
●	our ability to obtain and enforce patent rights or other intellectual property rights that cover our products and product candidates;
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

Overview

We are a commercial-stage specialty pharmaceutical company that develops and commercializes innovative supportive care products. We have one marketed product and one discontinued product:

•

Subsys — a proprietary, single-use product that delivers fentanyl, an opioid analgesic, for transmucosal absorption underneath the tongue, offered in 100, 200, 400, 600, 800, 1,200 and 1,600 mcg dosages. Subsys is approved for the treatment of BTCP in opioid-tolerant patients. We received FDA approval for Subsys in January 2012 and commercially launched Subsys in March 2012.

•

Dronabinol SG Capsule — a dronabinol soft gelatin capsule that is a generic equivalent to Marinol, an approved second-line treatment for CINV and anorexia associated with weight loss in patients with AIDS, offered in 2.5, 5.0 and 10.0 milligram dosages. We received FDA approval for Dronabinol SG Capsule in August 2011. We commercially launched Dronabinol SG Capsule through our exclusive distribution partner, Mylan Pharmaceuticals, Inc., in December 2011. We entered into a settlement agreement with Mylan in October 2015, which resulted in termination of our distribution agreement with Mylan.

We market Subsys through our U.S.-based field sales force focused on supportive care physicians. We utilize an incentive-based sales model that employs a pay structure where a significant component of the compensation paid to sales representatives is in the form of potential bonuses based on sales performance.

Consistent with most pharmaceutical manufacturing companies, we sell Subsys primarily to pharmaceutical wholesalers and collect sales proceeds from those wholesalers. We do not own or have any ownership stake in any pharmaceutical wholesaler, nor do we have an option to acquire any wholesaler. For the nine months ended September 30, 2015, sales to our four largest wholesale customers accounted for 86% of gross revenue. We also sell Subsys on a limited basis directly to specialty pharmaceutical retailers. For the nine months ended September 30, 2015 direct sales to specialty pharmaceutical retailers accounted for 2% of gross revenue. We distribute Subsys through both specialty and traditional retail pharmacies. All pharmacies that fulfill Subsys prescriptions are fully independent. We do not own or have an ownership stake in any pharmacy and do not possess an option to acquire any pharmacy. Our relationships with every pharmacy that fulfills Subsys prescriptions are non-exclusive, in that each of these pharmacies may also fulfill prescriptions for other pharmaceutical manufacturers. For the nine months ended September 30, 2015, more than 600 independent pharmacies have fulfilled at least one Subsys prescription.

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

From time to time, third-party payers modify which drugs they choose to reimburse. On or around August 1, 2014, ESI officially released its exclusion list of drugs, effective January 1, 2015, in connection with its national preferred formulary.  Our product, Subsys, was included on this exclusion list. ESI is a large PBM that administers prescription drug benefits for employers and health plans and runs large mail-order pharmacies. While ESI, like most PBMs, has an exception process that physicians may pursue to have an off-formulary, medically necessary drug covered for patients, this decision will make it difficult for many patients covered through an ESI administered plan to have Subsys covered by insurance.  This change in ESI formulary status took effect in 2015. The ESI formulary change has not had a material impact on our net revenue during the nine months ended September 30, 2015; however, we will continue to monitor the effects of this change closely. As we have in the past, we will continue working with other PBMs to evaluate price increases and to communicate with managed care and health-system decision-makers to ensure a balanced approach, which takes into account the clinical performance and efficacy of our products.

We are also developing other product candidates, such as dronabinol line extensions and sublingual spray product candidates. Our most advanced potential cannabinoid line extension is Dronabinol Oral Solution. This product candidate has demonstrated more rapidly detectable blood levels and a more reliable absorption profile than Marinol in our clinical studies. We believe these attributes may ultimately increase patient compliance because of more rapid onset of action and less dose-to-dose variability, which we believe will allow us to further penetrate and potentially expand the market for the medical use of dronabinol. In August 2015, FDA accepted for filing the NDA for Dronabinol Oral Solution. The PDUFA goal date for a decision on this NDA is April 1, 2016, which reflects a Standard Review by the FDA.

We produce the API for Dronabinol Oral Solution at our U.S.-based, state-of-the-art dronabinol manufacturing facility. While we believe that this facility has the capacity to supply sufficient commercial quantities of dronabinol API for our initial launch quantities of Dronabinol Oral Solution, if approved, and support the continued development of our other dronabinol product candidates in the near-term, we have opened a second dronabinol manufacturing facility, which we anticipate will enable us to supply sufficient commercial quantities of dronabinol API for the anticipated commercialization of our proprietary dronabinol product candidates, if approved.

We have the capability to manufacture pharmaceutical CBD, a synthetically produced and over 99.5% pure form of cannabidiol, in our Round Rock, Texas manufacturing facility. On April 23, 2015 we announced that we had commenced dosing of epilepsy patients in a Phase I PK study in pediatric subjects. We intend to file an IND application with the FDA for the treatment of epilepsy.

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

Approved Product Sales.    Our operating results will depend significantly upon our, and any of our third-party distributors’, sales of approved products. During the nine months ended September 30, 2015 and 2014, all of our net revenues were generated from the sale of our two approved products, Subsys and Dronabinol SG Capsule, with sales of Subsys accounting for 99% of our 2015 and 2014 year-to-date revenues. We entered into a settlement agreement with Mylan in October 2015, which resulted in termination of our distribution agreement with Mylan. Accordingly, we will not generate any revenue from the sale of Dronabinol SG Capsule in future periods. Our results will depend on prescription volume generally, which we believe will be driven primarily by achievement of broad market acceptance and coverage by third-party payors and effectiveness of the marketing and selling efforts with respect to Subsys. Moreover, our gross margins improve on a unit-by-unit basis as we sell higher dosage strengths of our products. Importantly, the proportion of prescriptions written for repeat Subsys patients has continued to increase since July 2012 from 50% of prescriptions to approximately 90% of prescriptions as of September 30, 2015. Generally, repeat Subsys patients receive significantly higher doses of Subsys on average than first-time patients as patients are titrated from a starter dose of Subsys to their effective dose in accordance with the TIRF REMS protocol.

Investments in Our Infrastructure and Growth.    Our ability to increase our sales and to further penetrate our target market segments is dependent in part on our ability to invest in our infrastructure and in our sales and marketing efforts. In order to drive further growth, we may hire additional sales and marketing personnel and invest in marketing our products to our target physician prescriber base. For example, as of September 30, 2015, we had 355 full-time sales and marketing personnel. This will lead to corresponding increases in our operating expenses, although we anticipate that these investments will result in increased product sales and net revenue. In addition, we have constructed a second dronabinol manufacturing facility, which we anticipate will supply us with sufficient commercial quantities of dronabinol API for the commercialization of our proprietary dronabinol product candidates, if approved. This second facility will also increase our operating expenses.

Product Development and Related Regulatory Processes.    Our operating results will also depend significantly on our research and development activities and related regulatory developments. Our research and development expenses were $40.7 million and $20.2 million for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, we had 66 full-time research and development personnel. We expect research and development expenses to increase as we increase related headcount and continue our planned preclinical studies and clinical trials for our product candidates, particularly our proprietary cannabinoid product candidates, including Dronabinol Oral Solution, and sublingual spray product candidates. We do not expect to realize net revenues from all of these research and development initiatives in the near term and may never realize net revenues from these investments. Due to the risks inherent in conducting preclinical studies and clinical trials, the regulatory approval process and the costs of preparing, filing and prosecuting patent applications, our development completion dates and costs will vary significantly for each product candidate and are very difficult to estimate. The lengthy process of seeking regulatory approvals and the subsequent compliance with applicable regulations require the expenditure of substantial additional resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals or acceptable DEA classifications for our product candidates, in particular those related to Dronabinol Oral Solution, could cause our research and development expenditures to increase significantly and, in turn, have a material adverse effect on our results of operations.

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

We sold Dronabinol SG Capsule exclusively to Mylan in dosage strengths of 2.5, 5.0 and 10.0 milligrams under the Mylan label. Mylan distributed Dronabinol SG Capsule and on a monthly basis paid us an amount equal to the value of Dronabinol SG Capsule it sold to wholesale pharmaceutical distributors and retail pharmacies, less contractually defined deductions for chargebacks, rebates, sales discounts, distribution and storage fees, and royalties. We were obligated to pay Mylan a royalty between 10% and 20% on Mylan’s net product sales, and a single digit percentage fee on such sales for distribution and storage services. We bore no risk of product return upon acceptance by Mylan. As Mylan had control over the amount it charged to wholesale pharmaceutical distributors for Dronabinol SG Capsule and the discounts offered to the distributors, the sales price was not fixed and determinable at the date we shipped such product to Mylan. Accordingly, we recognized revenue on the sale of Dronabinol SG Capsule upon Mylan’s sale of product to wholesale distributors, which was the point at which the sales price was fixed and determinable. We entered into a settlement agreement with Mylan in October 2015, which resulted in termination of our distribution agreement with Mylan. Accordingly, we will not generate any revenue from the sale of Dronabinol SG Capsule in future periods. See Note 6 of the Notes to our Unaudited Condensed Consolidated Financial Statements for a discussion on our dispute with Mylan.

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

Sales and Marketing Expenses

Our sales and marketing expenses consist primarily of salaries, commissions, benefits, consulting fees, costs of obtaining prescription and market data, and market research studies related to Subsys. As of September 30, 2015, we had 355 full-time sales and marketing personnel. We expect the number of our sales and marketing personnel to increase as we seek to continue to increase our existing product sales and as any subsequently approved products are commercialized. We expect our sales and marketing expenses, along with our research and development expenses, to be our largest categories of operating expenses for the foreseeable future. In addition, because we use an incentive-based compensation model for our sales professionals, we expect our sales and marketing expenses to fluctuate from period to period based on changes in Subsys net revenue. Specifically, we expect our sales and marketing expenses to increase in the near future to the extent that expected increases in Subsys net revenue are realized.

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

To date, our research and development efforts have been focused primarily on our fentanyl, dronabinol and Cannabidiol programs. As of September 30, 2015, we had 66 full-time research and development personnel. We expect research and development expenses to increase as we increase related headcount and continue our planned preclinical studies and clinical trials for our product candidates, particularly our proprietary dronabinol product candidates, including Dronabinol Oral Solution. We determine which research and development projects to pursue, as well as the level of funding available for each project, based on the scientific and preclinical and clinical results of each product candidate and related regulatory action.

The following table provides a breakdown of our research and development expenses during the nine months ended September 30, 2015 and 2014 (in millions):

	Nine Months Ended
	September 30,
	2015	2014
Cannabidiol	$14.4	$1.8
Dronabinol	5.0	1.4
Buprenorphine/Naloxone	2.6	0.5
LEP-ETU and IL-13	1.7	0.9
Ondansetron	1.3	0.5
Naloxone	1.3	0.1
Fentanyl	1.0	2.5
Other	0.7	0.5
Buprenorphine	0.6	0.5
Sildenafil	0.2	0.7
Internal research and development costs	11.9	10.8
Total research and development expenses	$40.7	$20.2

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, accounting, legal, business development and internal support functions. In addition, general and administrative expenses include facility costs not otherwise included in research and development expenses, and professional fees for legal, consulting and accounting services. As of September 30, 2015, we had 39 full-time general and administrative personnel. We expect general and administrative expense to increase as a result of increasing related headcount, expanding our operating activities and the costs we will incur operating as a public company. We expect these increases to include salaries and related expenses, legal and consultant fees, accounting fees, director fees, increased directors’ and officers’ insurance premiums, fees for investor relations services, and enhanced business and accounting systems.

Charges Related to Litigation Award

Charges related to litigation award expenses for the nine months ended September 30, 2015 represent a legal accrual of $9.5 million related to our dispute with Dr. Kottayil. See Note 6 of the Notes to our Unaudited Condensed Consolidated Financial Statements for a discussion on our ongoing dispute with Dr. Kottayil.

Income Tax Expense

We account for income taxes based upon an asset and liability approach. Deferred tax assets and liabilities represent the future tax consequences of the differences between the financial statement carrying amounts of assets and liabilities versus the tax basis of assets and liabilities. Under this method, deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards. Deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The impact of tax rate changes on deferred tax assets and liabilities is recognized in the year that the change is enacted. We also account for the uncertainty in income taxes by utilizing a comprehensive model for the recognition, measurement, presentation, and disclosure in financial statements of any uncertain tax positions that have been taken or are expected to be taken on an income tax return.

Significant Accounting Polices and Estimates

There were no changes in our significant accounting policies and estimates during the nine months ended September 30, 2015 from those set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

Comparison of Three Months Ended September 30, 2015 to Three Months Ended September 30, 2014

The following table presents certain selected consolidated financial data for the three months ended September 30, 2015 and 2014 expressed as a percentage of net revenue:

	Three Months Ended
	September 30,
	2015	2014
Net revenue	100.0%	100.0%
Cost of revenue	8.4	9.2
Gross profit	91.6	90.8
Operating expenses:
Sales and marketing	21.1	25.8
Research and development	13.5	12.0
General and administrative	15.0	18.5
Charges related to litigation award	(0.9)	-
Total operating expenses	48.7	56.3
Operating income	42.9	34.5

Other income (expense):
Interest income	0.1	0.1
Other income (expense), net	0.0	-
Total other income (expense)	0.1	0.1

Income before income taxes	43.0	34.4
Income tax expense	14.3	14.7

Net income	28.7%	19.7%

Net Revenue.    Net revenue increased $33.0 million, or 57%, to $91.3 million for the three months ended September 30, 2015, compared to $58.3 million for the three months ended September 30, 2014. The increase in net revenue was attributable to the $32.9 million, or 57%, increase in net revenue of Subsys to $91.1 million for the three months ended September 30, 2015, compared to $58.2 million for the three months ended September 30, 2014. The increase in Subsys revenue is primarily as a result of a 31% increase in shipments to pharmaceutical wholesalers for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, as well as a 26% increase in net sales price, which was impacted by price increases in July 2014, January 2015 and July 2015, combined with changes in mix of prescribed dosages and changes in provisions for wholesaler discounts, patient discounts, rebates and returns. Provisions for wholesaler discounts, patient discounts, rebates and returns increased to $10.0 million, $13.1 million, $16.6 million and $1.3 million, respectively, from the sale of Subsys for the three months ended September 30, 2015, compared to $6.3 million, $12.3 million, $7.3 million and $0.2 million, respectively, from the sale of Subsys for the three months ended September 30, 2014. The increase in revenue provisions was primarily attributable to increased sales, higher volumes of patient assistance, and higher rebate rates due to recent price increases. We expect net revenue from sales of Subsys to continue to increase during the remainder of 2015 due primarily to anticipated increases in the number of prescriptions fulfilled, combined with changes in prescription strength mix.

Dronabinol SG Capsule net revenue was $0.1 million during both the three month periods ended September 30, 2015 and 2014.

We entered into a settlement agreement with Mylan in October 2015, which resulted in termination of our distribution agreement with Mylan. Accordingly, we will not generate any revenue from the sale of Dronabinol SG Capsule in future periods. See Note 6 for a discussion on our dispute with Mylan.

Cost of Revenue, Gross Profit and Gross Margin.    Cost of revenue increased $2.3 million to $7.7 million for the three months ended September 30, 2015 compared to $5.4 million for the three months ended September 30, 2014. The increase in cost of revenue was primarily attributable to the increase in sales of Subsys during the three months ended September 30, 2015. Gross profit increased $30.7 million to $83.6 million for the three months ended September 30, 2015 compared to $52.9 million for the three months ended September 30, 2014 due primarily to the increase in sales of Subsys. Gross margin for the three months ended September 30, 2015 was approximately 92% compared to approximately 91% for the three months ended September 30, 2014.

Sales and Marketing Expense.    Sales and marketing expense increased $4.1 million to $19.2 million for the three months ended September 30, 2015 compared to $15.1 million for the three months ended September 30, 2014. The increase in sales and marketing expense was due primarily to $5.0 increase in variable sales compensation expense associated with the increase in sales of Subsys and partially offset by $0.9 reduction in product marketing expense. As Dronabinol SG Capsule was marketed by Mylan, we did not incur any sales and marketing expense related to Dronabinol SG Capsule.

Research and Development Expense.    Research and development expense increased $5.3 million to $12.3 million for the three months ended September 30, 2015, compared to $7.0 million for the three months ended September 30 2014. The increase in research and development expense was due primarily to an increase in clinical expenses, product development, regulatory fees, and an increase in research and development personnel during 2015 in response to our growing product development efforts.

General and Administrative Expense.    General and administrative expense increased $2.9 million to $13.7 million for the three months ended September 30, 2015 compared to $10.8 million for the three months ended September 30, 2014. The increase in general and administrative expense was due primarily to increased stock-based compensation costs and increases in legal expense incurred in connection with various ongoing litigation and subpoena related matters, which includes an accrual of $1.1 million in connection with the AVC entered into with the ODOJ.

Charges Related to Litigation Award. We had a reversal of charges related to litigation award expenses of $0.8 million for the three months ended September 30, 2015 associated with our dispute with Dr. Kottayil. See Note 6 of the Notes to our Unaudited Condensed Consolidated Financial Statements for a discussion on our ongoing dispute with Dr. Kottayil. There was no similar expense or reversal for the three months ended September 30, 2014.

Income Tax Expense.     Provision for income taxes was $13.1 million for the three months ended September 30, 2015, representing an effective tax rate of 33.4%, as compared to $8.6 million for the three months ended September 30, 2014, representing and effective tax rate of 42.7%. The decrease in effective tax rate was primarily due to deductions for domestic production activities, as well as credits for research and development and orphan drug development. As of September 30, 2015, we had approximately $1.3 million of federal and $278.0 million of state net operating loss carry forwards.

We had unrecognized tax benefits of approximately $7.9 million as of September 30, 2015, primarily associated with tax positions taken in prior year. No significant penalties and $0.2 million of interest are included in income taxes and accounted for on the balance sheet related to unrecognized tax positions.

Results of Operations

Comparison of Nine Months Ended September 30, 2015 to Nine Months Ended September 30, 2014

The following table presents certain selected consolidated financial data for the nine months ended September 30, 2015 and 2014 expressed as a percentage of net revenue:

	Nine Months Ended
	September 30,
	2015	2014
Net revenue	100.0%	100.0%
Cost of revenue	9.3	10.7
Gross profit	90.7	89.3
Operating expenses:
Sales and marketing	25.9	26.2
Research and development	17.0	13.0
General and administrative	17.6	19.3
Charges related to litigation award	4.0	-
Total operating expenses	64.5	58.5
Operating income	26.2	30.8

Other income (expense):
Interest income	0.2	0.1
Other income (expense), net	(0.1)	0.0
Total other income (expense)	0.1	0.1

Income before income taxes	26.3	30.8
Income tax expense	9.0	12.4

Net income	17.3%	18.4%

Net Revenue.    Net revenue increased $84.1 million, or 54%, to $239.7 million for the nine months ended September 30, 2015, compared to $155.6 million for the nine months ended September 30, 2014. The increase in net revenue was attributable to the $85.0 million, or 55%, increase in net revenue of Subsys to $238.4 million for the nine months ended September 30, 2015, compared to $153.4 million for the nine months ended September 30, 2014. The increase in Subsys revenue is primarily as a result of a 38% increase in shipments to pharmaceutical wholesalers for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, as well as a 17% increase in net sales price, which was impacted by price increases in January 2014, April 2014, July 2014, January 2015 and July 2015, combined with changes in mix of prescribed dosages and changes in provisions for wholesaler discounts, patient discounts, rebates and returns. Provisions for wholesaler discounts, patient discounts, rebates and returns increased to $26.8 million, $44.5 million, $41.8 million and $2.5 million, respectively, from the sale of Subsys for the nine months ended September 30, 2015, compared to $15.5 million, $22.0 million, $17.0 million and $1.7 million, respectively, from the sale of Subsys for the nine months ended September 30, 2014. The increase in revenue provisions was primarily attributable to increased sales, higher volumes of patient assistance, and higher rebate rates due to recent price increases. We expect net revenue from sales of Subsys to continue to increase during the remainder of 2015 due primarily to anticipated increases in the number of prescriptions fulfilled, combined with changes in prescription strength mix.

During the nine months ended September 30, 2015, Dronabinol SG Capsule net revenue was $1.3 million as compared with $2.2 million during the nine months ended September 30, 2014. We entered into a settlement agreement with Mylan in October 2015, which resulted in termination of our distribution agreement with Mylan. Accordingly, we will not generate any revenue from the sale of Dronabinol SG Capsule in future periods.

Cost of Revenue, Gross Profit and Gross Margin.    Cost of revenue increased $5.7 million to $22.4 million for the nine months ended September 30, 2015 compared to $16.7 million for the nine months ended September 30, 2014. The increase in cost of revenue was primarily attributable to the increase in sales of Subsys during the nine months ended September 30, 2015. Gross profit increased $78.4 million to $217.3 million for the nine months ended September 30, 2015 compared to $138.9 million for the nine months ended September 30, 2014 due primarily to the increase in sales of Subsys. Gross margin for the nine months ended September 30, 2015 was approximately 91% compared to approximately 89% for the nine months ended September 30, 2014.

Sales and Marketing Expense.    Sales and marketing expense increased $21.3 million to $62.1 million for the nine months ended September 30, 2015 compared to $40.8 million for the nine months ended September 30, 2014. The increase in sales and marketing expense was due primarily to variable sales compensation expense and incremental product marketing expense associated with the increase in sales of Subsys. As Dronabinol SG Capsule was marketed by Mylan, we did not incur any sales and marketing expense related to Dronabinol SG Capsule.

Research and Development Expense.    Research and development expense increased $20.5 million to $40.7 million for the nine months ended September 30, 2015, compared to $20.2 million for the nine months ended September 30 2014. The increase in research and development expense was due primarily to an increase in clinical expenses, product development, regulatory fees, and an increase in research and development personnel during 2015 in response to our growing product pipeline.

General and Administrative Expense.    General and administrative expense increased $12.2 million to $42.2 million for the nine months ended September 30, 2015 compared to $30.0 million for the nine months ended September 30, 2014. The increase in general and administrative expense was due primarily increases in legal expense incurred in connection with various ongoing litigation and subpoena related matters, which includes an accrual of $1.1 million in connection with the AVC entered into with the ODOJ, and stock-based compensation costs. See Note 6 of the Notes to our Unaudited Condensed Consolidated Financial Statements for a discussion ongoing litigation matters.

Charges Related to Litigation Award. Charges related to litigation award for the nine months ended September 30, 2015 represents a $9.5 million legal expense accrual associated with our dispute with Dr. Kottayil, See Note 6 of the Notes to our Unaudited Condensed Consolidated Financial Statements for a discussion on our ongoing dispute with Dr. Kottayil. There was no similar expense for the nine months ended September 30, 2014.

Income Tax Expense.     Provision for income taxes was $21.6 million for the nine months ended September 30, 2015, representing an effective tax rate of 34.2%, as compared to $19.3 million for the nine months ended September 30, 2014, representing and effective tax rate of 40.3%. The decrease in effective tax rate was due to a favorable deduction for domestic production activities of $8.8 million as well as return to provision adjustments and research and development and orpahn tax credit true-ups. As of September 30, 2015, we had approximately $1.3 million of federal and $278.0 million of state net operating loss carry forwards.

We had unrecognized tax benefits of approximately $7.9 million as of September 30, 2015, primarily associated with tax positions taken in prior year. No significant penalties and $0.2 million of interest are included in income taxes and accounted for on the balance sheet related to unrecognized tax positions.

Liquidity and Capital Resources

 Sources of Liquidity

We incurred losses from our inception through December 31, 2012. Although we began generating positive operating cash flows in connection with the commercial launch of Subsys during the first quarter of 2013, and continued to do so through the current quarter, as of September 30, 2015, we have an accumulated deficit of $9.6 million. Prior to our initial public offering, or IPO, we financed our operations primarily through the issuance of promissory notes to The John N. Kapoor Trust and the Kapoor Children 1992 Trust, which are controlled by or affiliated with our founder, Executive Chairman and principal stockholder.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in millions):

	Nine Months Ended
	September 30,
	2015	2014
Net cash provided by operating activities	$74.7	$33.8
Net cash used in investing activities	(56.0)	(57.4)
Net cash provided by financing activities	17.2	25.6

Net increase (decrease) in cash and cash equivalents	35.9	2.0
Cash and cash equivalents, beginning of period	58.1	45.4

Cash and cash equivalents, end of period	$94.0	$47.4

Cash Flows From Operating Activities.     Net cash provided by operating activities was $74.7 million and $33.8 million for the nine months ended September 30, 2015 and 2014, respectively. The net cash provided during the nine months ended September 30, 2015 primarily reflects the net income for the period driven primarily by growth in Subsys net sales, adjusted in part by depreciation and amortization, stock-based compensation expense and is also impacted by changes in working capital.

Cash Flows From Investing Activities.     Net cash used in investing activities was $56.0 million and $57.4 million for the nine months ended September 30, 2015 and 2014, respectively, and consists primarily of the purchase of investments and property and equipment.

Cash Flows From Financing Activities.     Net cash provided by financing activities was $17.2 million for the nine months ended September 30, 2015, as compared to $25.6 million for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, we recorded excess tax benefits on stock options and awards of $8.3 million, and received proceeds from the exercise of stock options of $7.4 million and proceeds from shares issued under our employee stock purchase plan of $1.5 million. During the nine months ended September 30, 2014, we recorded excess tax benefits on stock options and awards of $19.5 million, and received proceeds from the exercise of stock options of $5.1 million and proceeds from shares issued under our employee stock purchase plan of $1.1 million.

We invoice wholesalers upon shipment of Subsys. To date, our wholesalers have typically paid us 30 to 60 days from their applicable invoice dates.

Our cash flows for 2015 and beyond will depend on a variety of factors, including sales of Subsys and any additional approved products, regulatory approvals, investments in manufacturing and production such as our planned second dronabinol manufacturing facility, capital equipment, and research and development. We expect our net cash flows from operating activities to increase as we expect to increase sales of Subsys, partially offset by anticipated expansion in sales and marketing, research and development, manufacturing, and general and administrative expenses as a public company.

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

Although we generated cash from operating activities during the nine months ended September 30, 2015 and we expect to continue to fund our operations primarily from operating activities, we cannot guarantee that we will generate sufficient operating cash flows to fund our planned activities. We cannot be sure that additional financing will be available when needed, or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. If we raise additional funds by issuing equity or convertible securities, substantial dilution to existing stockholders will likely result. If we raise additional funds by incurring new debt obligations, the terms of the debt will likely require significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Off-Balance Sheet Arrangements

      During the nine months ended September 30, 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2015, $23.1 million of our cash equivalent investments was in money market securities that are reflected as cash equivalents because all maturities are within 90 days. Included in money market securities are commercial paper, Federal agency discount notes and money market funds. We believe our interest rate risk with respect to these investments is limited due to the short-term duration of these arrangements and the yields earned, which approximate current interest rates.

Our policy for our short-term and long-term investments is to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. Our investment portfolio, consisting of fixed income securities that we hold on an available-for-sale basis, was approximately $93.8 million as of September 30, 2015, and $48.0 million as of December 31, 2014. These securities, like all fixed income instruments, are subject to interest rate risk and would likely decline in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase.

The following table provides information about our available-for-sale securities that are sensitive to changes in interest rates. We have aggregated our available-for-sale securities for presentation purposes since they are all very similar in nature (dollar amounts in millions):

Interest Rate Sensitivity

Principal Amount by Expected Maturity as of September 30, 2015

	Financial instruments mature during year ended:
	Remainder of 2015	2016	2017	2018	2019	Thereafter
CD's and Available-for-sale securities	$13.0	$55.9	$20.3	$4.7	$-	$-
Weighted-average yield rate	0.03%	0.27%	0.18%	0.05%	-	-

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

You should carefully consider the risks described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, as well as other factors discussed herein under “Forward-Looking Statements” in Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein. There have been no material changes from the risk factors disclosed in Part I, Item 1A, in our Annual Report on Form 10-K and in our previously filed Quarterly Reports on Form 10-Q in fiscal 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

Item 1.01 Entry Into A Material Definitive Agreement.

On October 30 2015, we entered into an amended and restated supply, development & exclusive licensing agreement with Aptargroup, Inc. which, among other things, extended our exclusive supply rights to the sublingual device, currently utilized by Subsys, as well any new device(s) developed by the two companies. The term of this agreement is seven years. The agreement calls for an annual exclusivity payment by us to maintain certain exclusivity rights, requires a royalty payment based on net revenues generated by us for any product utilizing the devices, and added certain minimum purchase commitments as discussed in more detail in Note 6 to the Unaudited Condensed Consolidated Financial Statements. The information contained in Note 6 to the Unaudited Condensed Consolidated Financial Statements, with respect to this amendment, is incorporated herein by reference.

Item 1.02 Termination of a Material Definitive Agreement.

Since May 2013, we have been in a legal dispute with Mylan Pharmaceuticals, Inc. concerning the parties Supply and Distribution Agreement dated May 20, 2011. On October 30, 2015, the parties received a signed order from the arbitration panel handling this matter which granted the jointly filed stipulation to dismiss this arbitration matter with prejudice based upon the Settlement Agreement discussed below. We believe that the signed order from the arbitration panel definitively resolves the matters in dispute with Mylan.

Prior to submitting the jointly filed stipulation to dismiss the arbitration with prejudice, on October 5, 2015, we have entered into a settlement agreement and full and final mutual general release, or the Settlement Agreement, with Mylan that (i) reaffirmed the termination of the Agreement and the relationship between the parties with respect to this product, (ii) released the claims in dispute in connection with the arbitration and (iii) contained other customary terms and conditions such as confidentiality. The information contained in Note 6 to the Unaudited Condensed Consolidated Financial Statements, with respect to this matter, is incorporated herein by reference.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On November 3, 2015, our Board of Directors, or the Board, reviewed existing designations of our existing management based upon changes and expansion of our management team and the Board’s periodic review of matters relating to management development and succession planning intended to continue to position the Company for long-term success. In connection with such review, the Board made additional executive officer designations. In addition to Messrs. Baker and Del Fosse previously re-designated as Section 16 and executive officers earlier in 2016, the Board designated and appointed, effective November 4, 2015, Dr. John N. Kapoor, President and Chief Executive Officer and Mr. Dan Brennan, Executive Vice President and Chief Operations Officer, as officers of the Company for purposes of Section 16 of the Securities Exchange Act of 1934 and executive officers of the Company for purposes of disclosure in the Company's annual report on Form 10-K and proxy statement in accordance with Rule 3b-7 under the Exchange Act and Item 401(b) of Regulation S-K. Further below we discuss the compensation arrangements for Dr. Kapoor and Mr. Brennan. There is no arrangement or understanding between Dr. Kapoor and Mr. Brennan and any other person(s) pursuant to which either of them was selected for their position(s) with our company. Dr. Kapoor and Mr. Brennan each do not have any family relationship with any director, executive officer, or person nominated or chosen by our company to become a director or executive officer. Other than their employment relationship as discussed herein, the previously disclosed consulting relationship Dr. Kapoor had with our company wherein he was to receive $300,000 under his annual consulting agreement pursuant to his previously disclosed agreement which was publicly filed on March 3, 2015 under a Current Report on Form 8-K and each of their ownership in the common stock of our company, Dr. Kapoor and Mr. Brennan do not have a direct or indirect material interest in any transaction in which the Company is a participant.

On November 4, 2015, we entered into a separation agreement with Michael L. Babich, our former President and Chief Executive Officer. The terms and conditions of this separation agreement are based on the separation arrangements provided under Mr. Babich’s previously filed amended and restated employment agreement dated April 18, 2013, or the Babich Employment Agreement. Under this separation agreement, Mr. Babich resigns his employment and board position with our company as of November 4, 2015, or the Separation Date. This separation agreement provides for various obligations and covenants of Mr. Babich including: (i) a general release of claims and (iii) customary covenants that relate to, among other things, non-compete, non-disparagement, confidentiality and cooperation obligations. This separation agreement provides for various obligations and covenants of our company including: (i) as provided for in the Babich Employment Agreement, severance payments to Babich in the form of continuation of Babich’s base salary as in effect on the Separation Date for a period of 12 months, (ii) a lump sum payment of $24,230.77, equal to 120 hours of vacation (which is the unused vacation benefits through the date of termination that Babich is entitled to pursuant to the Babich Employment Agreement), (iii) as provided for in the Babich Employment Agreement, a lump sum severance payment of $443,013.70, which is his pro-rated bonus for 2015, (iv) as provided for in the Babich Employment Agreement, the acceleration of vesting of unvested shares subject to any outstanding stock options granted to Mr. Babich, and (v) the payment of COBRA benefits for Mr. Babich and his family for eighteen months from the Separation Date. The above description of this separation agreement is qualified in its entirety by the full terms and conditions of this separation agreement, a copy of which is filed at Exhibit 10.1 of this Quarterly Report on Form 10-Q and is incorporated by reference herein.

On November 3, 2015, our Board of Directors appointed its current Chairman of the Board of Directors, Dr. John N. Kapoor, as President and Chief Executive Officer, effective November 4, 2015. At the time of his appointment, the Compensation Committee of the Board determined to terminate his existing consulting agreement with our company (previously disclosed under a Current Report on Form 8-K filed on March 3, 2015) and commence paying Dr. Kapoor an annual base salary of $420,000. The Compensation Committee also determined that Dr. Kapoor is eligible for an annual discretionary bonus with a target of 125% of his base salary, with the potential for additional bonus payments for superior performance in excess of established performance criteria. The Compensation Committee of the Board has the delegated responsibility to review Dr. Kapoor’s compensation and revise his compensation and employment relationship as deemed to be in the best interest of the Company, including but not limited to entering into a future employment agreement with Dr. Kapoor. As an existing director, Dr. Kapoor had previously entered into an indemnification agreement with the Company, the form of which was filed as Exhibit 10.1 with the Form S-1 filed with the SEC on March 30, 2011.

In connection with commencing employment with our company, Mr. Brennan entered into an employment offer statement and agreement dated October 20, 2015, or his Offer Agreement. Pursuant to his Offer Agreement, Mr. Brennan: (i) receives an annual base salary of $350,000; (ii) is eligible for a bonus with a target of 50% of his base salary, with the potential for additional bonus payments for superior performance in excess of established performance criteria; (iii) received an initial option grant covering 250,000 shares of the Company’s common stock, which vest equally over 48 months; and (iv) received a grant of stock with an aggregate award value of $250,000, which was 100% vested upon issuance. Each of the aforementioned options grants were granted under the Company’s 2013 Equity Incentive Plan and, on an ongoing basis, Mr. Brennan will continue to participate in long-term incentive equity awards as deemed appropriate by the Board. Mr. Brennan also received a conditional sign-on cash bonus of $250,000, which is subject to pro-rated repayment by Mr. Brennan to the extent that his employment with our company is terminated for “Cause” or by him without “Good Reason” less than 12 full months after the commencement of his employment. Pursuant to his Offer Agreement, Mr. Brennan receives other customary and typical benefits associated with his position, consistent with our company’s employment policies. Mr. Brennan is entitled to certain severance benefits in connection with his Offer Agreement. To the extent our company terminates Mr. Brennan’s employment without “Cause” (other than as a result of death or disability), or if he resigns his employment for “Good Reason,” then, subject to Mr. Brennan furnishing an executed waiver and release of claims in the form attached his Offer Statement, or the Release, Mr. Brennan shall be entitled to: (1) severance in the form of continuation of annual base salary (at the annual base salary rate in effect at the time of termination) for a period of twelve months following the termination date; (2) a pro-rated bonus (pro-rated for the number of days he was employed by our company in such year); and (3) accelerated vesting of any unvested shares subject to any outstanding stock options and/or other equity awards, such that, on the effective date of the Release, Mr. Brennan shall be vested in one hundred percent (100%) of the shares subject to such options and/or awards. Pursuant to his Offer Agreement, Mr. Brennan also agreed to a non-competition covenant that generally restricts his ability to compete with the Company, during and for one year following, termination of employment with the Company. He is also subject to other customary and typical obligations associated with his position, such as confidentiality and inventions assignments provisions, consistent with the Company’s employment policies. The above description of Mr. Brennan’s Offer Agreement is qualified in its entirety by the full terms and conditions of his agreement, a copy of which is filed at Exhibit 10.2 of this Quarterly Report on Form 10-Q and is incorporated by reference herein. Mr. Brennan also entered into an indemnification agreement with the Company, the form of which was filed on Exhibit 10.1 with the Registration Statement on Form S-1 filed with the SEC on March 30, 2011.

ITEM 6. EXHIBITS

The Exhibit Index immediately following the Signatures to this Form 10-Q is hereby incorporated by reference into this Form 10-Q.

INSYS THERAPEUTICS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSYS THERAPEUTICS, INC.

Dated: November 5, 2015	By:	/s/ John N. Kapoor
Dr. John N. Kapoor
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Darryl S. Baker
Darryl S. Baker
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Insys Therapeutics, Inc. (1)

3.2	Amended and Restated Bylaws of Insys Therapeutics, Inc. (2)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (3)

4.1	Form of Common Stock Certificate of Registrant (4)

4.2	Rights Agreement, dated August 15, 2014 between Insys Therapeutics, Inc. and Computershare Trust Company, N.A. (5)

10.1 +	Separation Agreement by and between Michael L. Babich and Insys Therapeutics, Inc. dated November 4, 2015

10.2 +	Employment Offer Statement and Agreement by and between Daniel Brennan and Insys Therapeutics, Inc. effective October 20, 2015 (with related Conditional Sign-On Bonus Agreement)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32

Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Previously filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, and incorporated herein by reference.

(2)	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 10, 2014, and incorporated herein by reference.

(3)	Previously filed as 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 18, 2014 and incorporated herein by reference.

(4)	Previously filed as 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.

(5)	Previously filed as 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 18, 2014 and incorporated herein by reference.

+	The exhibits marked with a (+) refer to management contracts or compensatory plans or arrangements.