Form 10-K
period 2015-12-31
Insys Therapeutics, Inc.
filed 2016-02-29
CIK 1516479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes    ☑     No    ☐

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐       No   ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $832.5 million as of June 30, 2015 based on the closing sales price of the common stock on the NASDAQ Global Market.

 There were 71,510,190 shares of the registrant’s common stock issued and outstanding as of February 17, 2016.

Documents Incorporated by Reference

Portions of the registrant's Proxy Statement relating to its 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2015, are incorporated by reference in Part III of this Form 10-K.

2015 FORM 10-K ANNUAL REPORT

GLOSSARY OF TERMS

The following glossary provides definitions for certain acronyms and terms used in this Annual Report on Form 10-K. These acronyms and terms are specific to our company, commonly used in our industry, or are otherwise frequently used throughout our document.

Abbreviated Term	Defined Term

ANDA	Abbreviated New Drug Application
API	Active pharmaceutical ingredient
Aptar	AptarGroup, Inc.
ATRA	American Taxpayer Relief Act of 2012
AUC	Area under the curve
AVC	Assurance of Voluntary Compliance
BTCP	Breakthrough cancer pain
Catalent	Catalent Pharma Solutions, LLC
CBD	Synthetic cannabidiol
cGMP	Current Good Manufacturing Practices
CID	Civil Investigative Demand
CINV	Chemotherapy-induced nausea and vomiting
CMS	Centers for Medicare & Medicaid Services
CRO	Contract Research Organization
CSA	Federal Controlled Substances Act of 1970
DEA	U.S. Drug Enforcement Administration
DPT	DPT Lakewood, LLC
ERP	Enterprise Resource Planning
ESI	Express Scripts, Inc.
FDA	U.S. Food and Drug Administration
FDCA	Federal Food, Drug, and Cosmetic Act
FSS	Federal Supply Schedule
GAAP	Generally Accepted Accounting Principles
GAO	Government Accountability Office
GCP	Good Clinical Practices
GI	Gastrointestinal
GLP	Good Laboratory Practices
HHS	U.S. Department of Health and Human Services
HIPAA	Health Insurance Portability and Accountability Act of 1996
HITECH	Health Information Technology for Economic and Clinical Health Act of 2009
IMS	IMS Health
IND	Investigational New Drug Application
Insys Pharma	Insys Pharma, Inc.
Insys Therapeutics	Insys Therapeutics, Inc.
IPO	Initial public offering
IPR	Inter Partes Review
IRB	Institutional Review Board
JOBS Act	Jumpstart Our Business Startups Act of 2012
MMA	Medicare Prescription Drug, Improvement, and Modernization Act of 2003
Mylan	Mylan Pharmaceuticals, Inc.
NDA	New Drug Application
NeoPharm	NeoPharm, Inc.
NOL	Net operating loss carryforward
NRV	Net Realizable Value
NSAID	Non-steroidal anti-inflammatory drug
Orange Book	FDA's Approved Drug Products with Therapeutic Equivalence Evaluations
ODOJ	Oregon Department of Justice
PBM	Pharmacy Benefit Managers
PDEs	Prescription Drug Events
PDMA	Prescription Drug Marketing Act
PDUFA	Prescription Drug User Fee Act
PK	Pharmacokinetics
PPACA	Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010

QSR	FDA's Quality System Regulation
REMS	Risk Evaluation and Mitigation Strategy
RLD	Reference listed drug
SEC	U.S. Securities and Exchange Commission
THC	Delta-9-tetrahydrocannabinol
TIRF	Transmucosal immediate-release fentanyl
TIRF REMS	Transmucosal immediate release fentanyl risk evaluation and mitigation strategy
USAO	United States Attorney Office
USPTO	United States Patent and Trademark Office
VC	Vomiting center

PART I

ITEM 1.                     BUSINESS

Overview

As used in this Form 10-K, “we,” “us,” and “our” refer to Insys Therapeutics.

We are a commercial-stage specialty pharmaceutical company that develops and commercializes innovative supportive care products. We have one marketed product: Subsys, a proprietary sublingual fentanyl spray for BTCP in opioid-tolerant adult patients.

Insys Therapeutics was incorporated in Delaware in June 1990, and maintains headquarters in Chandler, Arizona.  Our parent, Insys Therapeutics, was formerly named Neopharm, Inc. Our subsidiary, Insys Pharma, was formerly called Insys Therapeutics, Inc. On November 8, 2010, Insys Pharma effected a merger with NeoPharm in a transaction accounted for as a reverse acquisition, or the NeoPharm merger. All of our outstanding share capital was exchanged for newly-issued shares of common stock and convertible preferred stock of NeoPharm.  As a result of the NeoPharm merger, Insys Pharma became a wholly-owned subsidiary of NeoPharm and changed its name from Insys Therapeutics to Insys Pharma.  NeoPharm then changed its name to Insys Therapeutics. Insys Therapeutics completed its initial public offering of common stock in May 2013. The financial statements for all periods subsequent to the November 8, 2010 NeoPharm merger date are the consolidated financial statements of Insys Therapeutics, Inc. and Insys Pharma.

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

We are leveraging our capabilities in cannabinoid formulation and manufacturing, as well as our sublingual spray drug delivery technology, to develop a portfolio of differentiated, wholly-owned product candidates. Our lead product candidate is Syndros®, a proprietary, orally administered liquid formulation of dronabinol, which will be our second, branded supportive care product, if it successfully obtains all required regulatory approvals. We believe this product candidate may provide increased flexibility in dosing for doctors and an improved absorption profile for patients, which may ultimately increase patient compliance because of less dose-to-dose variability and allow us to further penetrate and potentially expand the market for the use of dronabinol. We intend to market Syndros, if approved, through our commercial organization.

Our Products and Product Candidates

Subsys is a proprietary, single-use product that delivers fentanyl, an opioid analgesic, for transmucosal absorption underneath the tongue. We filed our NDA in March 2011 and received marketing approval for Subsys from the FDA in January 2012 for the treatment of BTCP. BTCP is characterized by sudden, often unpredictable, episodes of pain that can peak in severity at less than one minute to 10 minutes despite background pain controlled by around-the-clock medication. We believe Subsys is an important, differentiated treatment option for patients and physicians relative to other TIRF products due to its rapid onset of action, improved bioavailability, most complete range of dosage strengths and ease of administration. Our product label includes data from our pivotal clinical trial demonstrating that Subsys may provide pain relief in as little as five minutes, which represents the most rapid onset of action in the TIRF class of products. Also, in a head-to-head study, Subsys demonstrated 76% bioavailability versus 51% for Actiq. Further, Subsys offers the most complete range of dosage strengths in the TIRF class of products, consisting of 100 to 1,600 microgram, or mcg, doses. Patients can administer Subsys in less than one minute while Actiq and Fentora, the leading branded TIRF products, can require 14 to 30 minutes to administer.

We launched Subsys as a commercial product in March 2012. Upon launch, Subsys was the fourth new branded product in the TIRF market over the prior five years. Within the first four weeks of product launch, Subsys realized greater market share than the previous three branded products combined at their respective peak market penetration levels according to Source Healthcare Analytics. In December 2015, Subsys was the most prescribed TIRF product, with 46.8% market share on a prescription basis according to IMS. According to Source Healthcare Analytics, in 2015, TIRF products generated $821.6 million in annual U.S. product sales. Traditionally, the physician prescriber base for TIRF products is concentrated, with approximately 1,700 physicians writing 90% of all TIRF product prescriptions in 2015, according to IMS. As a result, our commercial organization has been able to promote Subsys using a highly targeted approach designed to maximize impact with physicians who are TIRF REMS enrolled. In addition, our commercial organization continues to specifically target oncology health care providers and practices.

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

Dronabinol, the active ingredient in Marinol, is a synthetic cannabinoid whose chemical name is THC, an approved second-line treatment for CINV and anorexia associated with weight loss in patients with AIDS. We believe that Marinol and its generic equivalents have limitations in their current formulations. Marinol is characterized by a highly variable bioavailability and an onset of action that ranges from 30 minutes to one hour.

Our Dronabinol SG Capsule product was commercially launched in December 2011, and we sold Dronabinol SG Capsule exclusively to Mylan in the United States under a supply and distribution agreement. Pursuant to the terms of the Mylan agreement, we manufactured Dronabinol SG Capsule under the Mylan label. Mylan distributed Dronabinol SG Capsule and on a monthly basis paid us an amount equal to the value of Dronabinol SG Capsule it sold to wholesale pharmaceutical distributors, less contractually defined deductions for chargebacks, rebates, sales discounts, distribution and storage fees, and royalties. Under the terms of the former supply and distribution agreement with Mylan, we were obligated to pay Mylan a royalty of between 10% and 20% on Mylan’s net product sales, and a single digit percentage fee on such sales for distribution and storage services. We bore no risk of product return upon acceptance by Mylan. We were involved in a dispute with Mylan that commenced in May 2013 and which ultimately led to an arbitration proceeding with the American Arbitration Association (Case No. 55 122 00119 13). In October 2015, we entered into a settlement agreement and mutual and general release with Mylan which settled the claims in dispute and resulted in the termination of this relationship and confirmed the termination of the supply and distribution agreement. We do not have any current plans to manufacture or market this product in the future. See Note 7 of the Notes to our Consolidated Financial Statements for additional discussion on our dispute with Mylan.

Our lead product candidate is Syndros, a proprietary, orally administered liquid formulation of dronabinol, which has yet to be approved for commercialization. Syndros has demonstrated more rapidly detectable blood levels and a more reliable absorption profile than Marinol in our clinical studies. In 2012, we completed a pre-NDA meeting with the FDA and a pivotal bioequivalence study. Our pivotal bioequivalence study measured the PK of Syndros versus Marinol. This PK study demonstrated that 100% of subjects receiving Syndros achieved detectable plasma levels at 15 minutes compared to less than 25% of subjects receiving Marinol. In this study, Syndros also demonstrated a 44% decrease in the patient coefficient of variation for area under the curve, or AUC, which is indicative of greater patient exposure to drug. We believe these product attributes could result in Syndros capturing a significant share of the existing U.S. market for dronabinol products, which was $199 million in 2015, according to Source Healthcare Analytics, and potentially expanding the usage of dronabinol-based products. In August 2015, FDA accepted for filing the NDA for Syndros. The PDUFA goal date for a decision on this NDA is April 1, 2016, which reflects a standard review by the FDA.

The Potential Market for BTCP Management

The National Cancer Institute estimated that in 2011 there were approximately 13.4 million people in the United States who had been diagnosed or were living with cancer. According to the American Cancer Society, the number of patients with cancer continues to increase as the population ages and diagnosis, treatment and survival rates improve due to higher standards of care and greater patient access to health care. Cancer patients often suffer from symptoms such as pain, nausea, vomiting, fatigue, weight loss and anemia as a result of their cancer or radiation and chemotherapy treatments intended to eradicate or inhibit the growth of cancerous cells and tumors. Pain is a widely prevalent condition of cancer patients, an estimated 60% of whom may also suffer from BTCP. We believe that the acute pain episodes of BTCP patients are not adequately managed by oncologists and pain specialists, creating an opportunity for us to educate these medical professionals and promote effective BTCP management using Subsys. According to a 2004 study by the American Society of Clinical Oncology, it is estimated that 60% to 80% of all cancer patients who receive chemotherapy experience nausea and vomiting associated with their therapy. We believe current therapies do not adequately address the needs of many of these patients. Supportive care is an important component in the treatment of cancer patients, as suggested by an August 2010 article in the New England Journal of Medicine indicating that improved supportive care in cancer patients prolonged median survival by over two months. By focusing on supportive care products, we believe we can contribute to the improvement of cancer patient outcomes and survival rates.

Strategy

Achieve FDA approval for Syndros and advance our synthetic cannabinoid product pipeline.    We believe there is an unmet patient need for a more reliable synthetic THC for treating CINV and anorexia associated with weight loss in patients with AIDS. In a pivotal bioequivalence study, our Syndros product candidate has demonstrated rapid and more reliable absorption, which we believe represents an attractive product profile relative to Marinol. We are also evaluating proprietary sublingual spray, inhaled and intravenous formulations of dronabinol in preclinical testing. We also have the capability to manufacture CBD and we are pursuing clinical studies that could result in future commercial products containing CBD. In August 2015, FDA accepted for filing the NDA for Syndros. The PDUFA goal date for a decision on this NDA is April 1, 2016, which reflects a standard review by the FDA.

Subsys market share and revenues.    We launched Subsys as a commercial product in March 2012. By December 2015, we had a 46.8% share of the overall TIRF market, according to IMS. While we are committed to working with the health care community to ensure patients have access to Subsys, we believe that we may not be able to continue to increase or even maintain Subsys net product revenue at historic levels as the TIRF market evolves.

Continue to leverage our commercial organization to market Subsys and, if approved, Syndros and other complementary products. We commercialize Subsys through our commercial sales organization. We intend to market Syndros and other proprietary supportive care products, if approved, using this same commercial sales organization. We may also pursue opportunities to acquire commercial products or product candidates that could further leverage our supportive care commercial sales organization.

Research and develop additional sublingual spray product candidates.    We believe that the delivery of certain pharmaceutical products using our sublingual spray platform technology could have significant advantages over other methods of delivery. Our technology delivers drug product directly to the sublingual mucosa for rapid and efficient absorption into the bloodstream. This process is accomplished by delivering a ready-to-be absorbed formulation across the sublingual mucosa. The sublingual mucosa is an efficient medium for the delivery of certain drugs because this membrane is highly permeable with a high density of blood vessels, which allows for the portion of the drug absorbed to bypass first-pass metabolism in the liver. Certain drug products delivered utilizing our sublingual spray technology can be absorbed quickly and take effect more rapidly than many other forms of administration. We are developing several product candidates, including buprenorphine, buprenorphine with naloxone, naloxone, ondansetron, sildenafil, diclofenac, epinephrine and ketorolac, where we believe our proprietary sublingual spray technology has the potential to provide a clinically meaningful therapeutic advantage over existing delivery methods.

Use our core competencies and expertise to expand our dronabinol and cannabidiol manufacturing capabilities.    Since dronabinol is difficult to import, procure and produce, we have a U.S.-based, state-of-the-art dronabinol manufacturing facility, which we anticipate will be able to supply the API for initial launch quantities of Syndros, if approved. In 2014, we completed construction of a second manufacturing facility that will enable us to supply sufficient commercial quantities of dronabinol API the commercialization of our proprietary synthetic cannabinoid product candidates, if approved.

Our Products and Product Candidates

The following table summarizes certain information regarding our marketed products and most advanced product candidates:

Product	Indication		Pathway	Status
Subsys (fentanyl sublingual spray)	1.	Breakthrough Cancer Pain	505(b)(2)[1]	Marketed
Syndros (dronabinol oral solution)	1. 2.	CINV Appetite Stimulation in AIDS Patients	505(b)(2)[2]	NDA Filed; PDUFA Date: April 1, 2016
Cannabidiol Oral Solution	1. 2. 3.	Dravet Syndrome Lennox-Gastaut Syndrome West Syndrome (Infantile Spasms)	505(b)(1)[3]	● ●	Pediatric study in refractory epilepsy ongoing; Dravet syndrome/Lennox-Gastaut Syndrome Phase 3 to initiate in 2H 2016 Infantile Spasms Phase 2 actively enrolling
Buprenorphine Sublingual Spray	Acute Pain		505(b)(2)	Phase 3 study actively enrolling; NDA submission 2H 2016
Buprenorphine Sublingual Spray	Chronic Pain		505(b)(2)	Initiate Phase 3 Studies 2H 2016
Buprenorphine/Naloxone Sublingual Spray	Opioid Dependence		505(b)(2)	2 Pivotal Studies completed; pending FDA feedback on development plan
Naloxone Sublingual Spray	Opioid Antagonist		505(b)(2)	Formulation under development. Proof of concept study to initiate in 2H 2016
Ondansetron Sublingual Spray	Nausea and Vomiting in Cancer Chemotherapy		505(b)(2)	Formulation under development
Liposomal Encapsulated Paclitaxel (LEP)	1. 2.	Gastric Cancer Cervical Cancer	505(b)(2)	IND filing 1H 2016 Initiate Phase 2 Studies in 2H 2016

1Anticipated regulatory pathway. A 505(b)(2) NDA relies for its approval upon studies that were not conducted by or for the applicant, and for which the applicant has not obtained a right of reference. The applicant may rely on the FDA’s findings of safety and/or effectiveness for a previously approved drug (the “reference drug”). However, the applicant must still provide any additional preclinical or clinical data necessary to ensure that differences from the reference drug do not compromise safety and effectiveness. For Dronabinol Oral Solution and our Dronabinol Line Extensions, we expect to use Marinol as the reference drug.

2In August 2015, FDA accepted for filing the NDA for Dronabinol Oral Solution. The PDUFA goal date for a decision on this NDA is April 1, 2016, which reflects a Standard Review by the FDA.

3Application is a complete NDA that contains all the studies conducted by the applicant necessary to demonstrate a drug’s safe and effective use.

Additionally, we intend to develop Subys for additional indications which may include management of pain for procedures conducted in a monitored setting such as bone marrow biopsy, burn dressing changes, emergency room procedures. We anticipate initiating some of these studies to support new indication in 2016 based on the guidance we received from the FDA We are also actively engaged in the development of other earlier stage product candidates. Specifically, we are currently completing preclinical work on three products that utilize our proprietary spray technology platform with the goal of expanding our supportive care franchise:

●	Sildenafil (the active ingredient in Viagra)

●	Diclofenac (a NSAID taken or applied to reduce inflammation and as an analgesic reducing pain)

●	Ketorolac (for short-term management of moderate to moderately severe pain requiring analgesia at the opioid level)

●	Hydromorphone (opioid used to treat moderate to severe pain)

●	Epinephrine (Type I Allergic reactions including Anaphylaxis)

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

Cancer Pain Market Overview

Cancer pain can occur as a result of tumors pressing on nerves, damage caused by cancer cells in bone and treatments for cancer such as chemotherapy, radiation therapy or surgery. Many cancer patients experiencing pain suffer from two types of pain: (1) persistent or continuous pain, which is typically managed by long-acting or sustained-release drugs taken by patients on a regular schedule, and (2) breakthrough pain, which can be severe and sudden, and may require a stronger, fast-acting medication. Opioids are the most widely-prescribed treatment for cancer pain followed by medications commonly used to treat inflammatory pain, such as corticosteroids, anesthetics, NSAIDs, anticonvulsants and antidepressants. A report published by Worldwide Marketing Research estimated that the value of the U.S. cancer pain market was $3.1 billion in 2008 and will increase to $5.3 billion by 2018.

Following rapid onset that peaks at less than one minute to 10 minutes, BTCP episodes can last several minutes to an hour, and usually occur several times per day. Pain is a widely prevalent condition of cancer patients, approximately 60% of cancer patients with persistent pain may experience BTCP, which is particularly difficult to treat due to its severity, rapid onset and the often unpredictable nature of its occurrence. Physicians typically treat BTCP with a variety of short-acting opioid medications, including morphine, morphine and codeine derivatives and fentanyl.

Morphine and codeine derivatives have been available for decades in immediate-release forms of tablets, capsules or liquids that are ingested by the patient. More recently-approved short-acting opioid-based fentanyl formulations utilize transmucosal delivery in an attempt to improve upon existing fentanyl therapies. Teva Pharmaceutical Industries Ltd.’s Actiq, approved by the FDA in 1998 and currently available in several generic options, is an oral transmucosal lozenge, and Fentora, the second leading branded TIRF product, approved by the FDA in 2006, is a fentanyl buccal tablet. Three other companies have received approval for branded TIRF products since 2009 including BioDelivery Sciences International, Inc.’s Onsolis, a soluble film placed on the buccal area after wetting the inside of the cheek with saliva or water, Sentynl Therapeutics’ Abstral, an immediate-release transmucosal sublingual tablet, and Depomed’s Lazanda, a nasal spray. According to Source Healthcare Analytics, TIRF products generated $821.6 million in 2015 U.S. sales. Although these existing therapies provide improvements over oral opioids, we believe that the market adoption of Subsys to date demonstrates that the current treatment options have limitations and that there remains a significant unmet need for therapies that provide faster pain relief, more convenient dose administration and a better PK profile.

Limitations of Competing TIRF Therapies

We believe that the BTCP market is often underserved due to the limitations of other TIRF therapies, which include:

●

Time until significant pain relief:    Patients suffering from BTCP require rapid pain relief as peak intensity of episodic breakthrough pain can occur at less than one minute to 10 minutes from the onset of pain symptoms. The peak effect of Actiq and Fentora may be delayed as it may take up to 14 to 30 minutes for the lozenge or tablet to fully dissolve and be absorbed. In addition, oral immediate-release opioids are metabolized in the liver and consequently may take up to 30 to 45 minutes to become effective.

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

Our Solution

We believe Subsys’ proprietary formulation and sublingual delivery mechanism offer several advantages over other FDA-approved TIRF products, and these advantages may lead to improved patient compliance and expanded medical use of fentanyl for BTCP. Such advantages include:

●

Pain relief in five minutes:    Subsys is the only product to show pain relief when measuring the sum of pain intensity difference, SPID, at five minutes in a Phase 3 BTCP clinical trial using fentanyl. We believe that Subsys is able to achieve this rapid delivery of fentanyl through sublingual delivery because there is a high density of blood vessels beneath the tongue and the thin layer in the mucosa enables higher absorption. The product sprays in a manner that is designed to maximize the area covered by the product.

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

Subsys Market Experience to Date

Prescription Trends:    Monthly prescription data through December 2015 shows that approximately 130,000 prescriptions of Subsys have been dispensed since launch in March 2012. In December 2015, Subsys was the most prescribed branded TIRF product with 46.8% market share.

Physician Prescriber Base:    Approximately 1,700 physicians were responsible for 90% of all TIRF prescriptions dispensed in 2014, according to IMS. We have targeted our initial commercialization efforts towards the majority of these high prescribers. As of December 2015, there were approximately 3,240 unique physician prescribers of Subsys. As of December 2015, approximately 89% of the top 413 TIRF prescribers had prescribed Subsys. These physicians accounted for 60% of TIRF prescriptions, according to IMS.

Patient Use:   Existing patient data generated by available databases demonstrates that the number of Subsys-experienced patients has increased steadily since launch with over 19,500 unique patients as of December 2015. Importantly, the proportion of Subsys prescriptions written for repeat Subsys patients has continued to increase since July 2012 from 50% of prescriptions to over 92% of prescriptions as of December 2015. Generally, repeat Subsys patients receive higher doses of Subsys on average than first-time patients, as patients are titrated from a starter dose of Subsys to their effective dose in accordance with the REMS protocol.

Patient Access:    Subsys is a Tier 3 medication available under most major commercial health insurance plans. Some third-party payors require usage and failure on cheaper generic versions of Actiq prior to providing reimbursement for Subsys and other branded TIRF products. We concentrate on assisting physicians and payors with developing greater familiarity with both the differentiated features of Subsys and the process to achieve patient access to the product from continued and broader usage of Subsys by their patients. We offer patients a free trial of Subsys to allow for titration to their effective dose and bridge the prior authorization process. Once third-party payor reimbursement is in place, we may offer patients coupons to reduce out of pocket costs.

Cannabinoid Product Family

Syndros (dronabinol oral solution)

Our lead proprietary dronabinol product candidate is Syndros, which is currently under review for approval at the Food and Drug Administration. In addition, we are evaluating proprietary sublingual spray, inhaled and intravenous formulations of dronabinol in preclinical studies. Dronabinol, the active ingredient in Marinol, is a synthetic form of THC. THC is an orally active cannabinoid which, like other cannabinoids, has complex effects on the central nervous system. Approved by the FDA in 1985, Marinol is indicated for the treatment of CINV in patients who have failed to respond adequately to conventional treatments, as well as for the treatment of anorexia associated with weight loss in patients with AIDS. Marinol is formulated in sesame oil and encapsulated in soft gelatin capsules and must be stored in cool storage conditions or in a refrigerator.

We believe a significant unmet medical need exists for formulations of dronabinol that act more rapidly and are subject to less variable patient absorption. We completed a pivotal bioequivalence study that was a 52-patient crossover bioavailability and PK clinical trial comparing Syndros with Marinol. In the study, 100% of subjects receiving Syndros achieved detectable plasma levels at 15 minutes compared to less than 25% of the subjects receiving Marinol. We believe these attributes may ultimately increase patient compliance because of its less dose-to-dose variability, which we believe will allow us to further penetrate and potentially expand the market for the medical use of dronabinol. In August 2015, FDA accepted for filing the NDA for Syndros. The PDUFA goal date for a decision on this NDA is April 1, 2016, which reflects a Standard Review by the FDA.

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

Our Solutions

We believe ourSyndros product candidate has the potential to address many of the limitations that exist in synthetic cannabinoid products by providing a number of key advantages, including:

●

Faster absorption:    Syndros is a liquid solution and is absorbed faster than a capsule formulation which has to dissolve in the GI tract. We believe that quicker absorption may lead to faster onset of action for an oral solution product. Separately, we believe that our proprietary inhalation dronabinol formulation may further accelerate dronabinol’s onset of action due to their route of delivery bypassing first-pass metabolism in the liver.

●	Reduced dose-to-dose variability: Based on our PK study, we believe Syndros has lower variability between patients.

Cannabidiol Oral Solution

Cannabidiol has been shown pre-clinically to protect from seizures in various rodent models of seizures, to alleviate neuropathic pain caused by chemotherapy-induced peripheral neuropathy mouse models treated with paclitaxel, and reduce tumor burden in xenograft mouse model of human glioblastoma tumors. We are developing a Cannabidiol Oral Solution, a synthetic cannabidiol, for childhood catastrophic epilepsy syndromes focusing on Dravet syndrome, Lennox-Gastaut syndrome and Infantile Spasms.

Epilepsy affects approximately 0.5 to 1.0% of the population. While seizures can be controlled with current anti-epileptic drugs, 30-40% of patients do not have complete control of their seizures. This is especially true of the catastrophic childhood epilepsy syndromes such as Dravet syndrome and Lennox-Gastaut syndrome where it is rare for a patient to reach complete seizure freedom for any prolonged period of time. And while these syndromes are rare and considered orphan indications, because they present in infancy or childhood, they have a large impact on the entire lifespan of these children.

Dravet syndrome occurs as a result of a mutation in the sodium channel gene SCN1A in about 70-80% of patients and occurs with an incidence of approximately 1:30,000. It initially presents in the first year of life with prolonged febrile-induced status epilepticus. In the second year of life, the child shows developmental stagnation or regression and develops other seizure types such as clonic, hemi-clonic and atypical absence. Mortality is between 14-20% by adolescence which is approximately three times higher than in other chronic epilepsy syndromes such as Lennox-Gastaut syndrome. Currently, there are no FDA-approved drugs for the treatment of Dravet syndrome and a significant number of normally effective anti-epileptic drugs can actually worsen seizure control in Dravet syndrome. We have received both Orphan Drug Designation and Fast-Track Designation from FDA for CBD in the treatment of Dravet syndrome.

Lennox-Gastaut syndrome is a catastrophic epilepsy syndrome that presents early in childhood with multiple seizure types including atypical absence, tonic seizures, and myoclonic seizures. However, the most devastating include the seizure types that can lead to “drop attacks” (atonic, tonic and myoclonic) where the child may sustain significant injuries such as broken bones and skull fractures. There is significant development delay associated with the syndrome as well as characteristic EEG changes. Multiple etiologies can lead to Lennox-Gastaut syndrome including head injuries, anoxic insults, and often genetic etiologies. While there are currently few drugs approved for the treatment of seizures in Lennox-Gastaut syndrome, very few children achieve seizure freedom. The prevalence of Lennox-Gastaut syndrome has been estimated to be approximately 113,000 patients in the US. We received Orphan Drug Designation for CBD in the treatment of Lennox-Gastaut syndrome.

Infantile Spasms is considered an epileptic encephalopathy as is Dravet syndrome and Lennox-Gastaut syndrome. It presents in early infancy with clusters of myoclonic seizures that are often mistaken for colic. When IS is accompanied by characteristic EEG findings of hypsarrhthmia and developmental delay, the diagnosis of West syndrome is made. Like LGS, IS can result from many different etiologies including brain injury, anoxic injury, and genetic causes such as tuberous sclerosis complex (TSC). In a significant number of patients, Infantile Spasms will develop into classic Lennox-Gastaut syndrome. The prevalence of Infantile Spasms is 0.31 in about 1000 live births. Currently there are two FDA approved drugs for Infantile Spasms. We have received Orphan Drug Designation for CBD in the treatment of Infantile Spasms.

In addition to the above epilepsy indications, we have also received Orphan Drug Designations for the treatment of CBD in glioblastoma multiforme, pontine glioma, and pediatric schizophrenia.

Early studies in animal models demonstrate that while CBD has anticonvulsant properties and the effectiveness of CBD-enriched cannabinoids in the treatment of epilepsy has been reported. A survey of children using a CBD-enriched plant product reported a reduction in their child’s seizures in 84% and 11% reported complete seizure freedom. In an open access program using a CBD-enriched plant deprived product, which included 214 patients who received drug, the median reduction in monthly motor seizures was 36.5% and the drug was generally well-tolerated. However, parental report can be subject to significant bias, especially where expectations are high.

Currently, we have two ongoing studies in epilepsy: a Phase 1b pharmacokinetic study that is evaluating three different doses of CBD in pediatric patients with refractory epilepsy: 10mg/kg/day, 20mg/kg/day and 40mg/kg/day in pediatric patients with refractory seizures.

A second study, a Phase 2 study to assess the efficacy and safety of Cannabidiol Oral Solution for the treatment of refractory infantile spasms will study the effect of Cannabidiol Oral Solution in patients who have failed all approved treatments. This study has been initiated. Should CBD demonstrate benefit in this population, it will provide a treatment option where currently only poorly tolerated options exist, fulfilling a large unmet need.

The subsequent development of CBD for Lennox-Gastaut syndrome, Dravet syndrome and Infantile Spasms will be depend on the safety of CBD observed in the above Phase 2 studies and the regulatory requirements to gain approval for these indications. We intend to discuss these development plans with the FDA once the results of the Phase 2 studies become available.

We also provide Cannabidiol Oral Solution and some financial support for Investigator Initiated Trials of Cannabidiol Oral Solution in various clinical settings. None of these trials have currently been initiated.

Other Product Candidates

Our other product candidates include other dronabinol line extensions and sublingual spray product candidates.

Future Cannabinoid Line Extensions.    As described above, we plan to develop additional dronabinol delivery systems, including a proprietary inhalation dronabinol formulation. All of these product candidates are in preclinical development. We also have the capability to manufacture synthetic cannabidiol and intend to work with medical researchers to determine its viability.

Sublingual Spray Product Candidates.    As described above, we are conducting clinical and preclinical development for multiple well-known, approved molecules for delivery through our sublingual drug delivery technology. We intend to evaluate these and other products that we believe could have a differentiated efficacy and/or safety profile if formulated by us and delivered via a sublingual spray.

Sales and Marketing

We currently market Subsys and intend to commercialize Syndros and future supportive care products, if approved, through our U.S.-based commercial sales organization focused on supportive care. Specifically, we currently market Subsys in the United States through our commercial sales organization. Our product detailing efforts focus primarily on oncologists, pain specialists and centers that cater to supportive care.

We do not currently have sales and marketing capabilities outside of the United States. In international markets, we plan to enter into arrangements with third parties to pursue requisite regulatory approvals and market and sell our products.

We believe some of the key factors in generating continued growth in Subsys usage include taking market share from other competing TIRF products and expanding the usage of Subsys for BTCP by building awareness among oncologists of its rapid onset of action, improved bioavailability, most complete range of dosage strengths and ease of administration relative to other TIRF products. To successfully commercialize our family of proprietary dronabinol products, we intend to focus our commercial efforts on taking market share from Marinol and its generic alternatives.

As of December 31, 2015, there were approximately 9,000 physicians enrolled in the TIRF REMS program. Enrollment in this class-wide REMS program is required by the FDA as of March 2012 in order to prescribe TIRF products. Approximately 1,700 physicians comprise 90% of TIRF prescriptions dispensed in 2015, according to IMS. Our sales and marketing efforts have primarily targeted approximately 100% of these top 1,700 prescribing physicians with a focus on the highest prescribers. As of December 2015, 89% of the top 413 physician prescribers in the TIRF REMS program had prescribed Subsys. These physicians accounted for 60% of all U.S. TIRF prescriptions. We believe that key factors for driving future Subsys growth include increasing the number of prescriptions written by those physicians who currently prescribe Subsys, increasing the number of TIRF REMS enrolled physicians and oncologists who prescribe Subsys, and allowing sufficient time for physicians and patients to identify their effective Subsys dose among our broad spectrum of dosage strengths.

Manufacturing and Supply

We produce dronabinol, the API in our dronabinol product family, including our proprietary dronabinol product candidates, internally at our U.S.-based, state-of-the-art manufacturing facility. We believe that this facility has the capacity to supply sufficient commercial quantities of dronabinol API for the initial launch quantities of Syndros, if approved, as well as to support the continued development of our other cannabinoid product candidates in the near-term. We believe this facility gives us a significant competitive advantage since dronabinol API is a Schedule I material and consequently is subject to annual production limits set by quota for each individual facility, cannot be readily procured, is difficult to import into the United States and has a limited number of suppliers domestically.

For our long-term needs, in 2015 we completed construction of a second domestic dronabinol manufacturing facility, which we believe will enable us to supply sufficient commercial quantities of dronabinol API for our continued commercialization of our proprietary dronabinol product candidates, if approved.

The chemical materials for dronabinol API are sourced from independent suppliers and are manufactured utilizing well-established chemical techniques. Our manufacturing facility utilizes these chemical materials to produce dronabinol through a series of synthetic reactions and purification cycles. We believe that our suppliers are equipped to meet our current and future chemical material needs for the commercialization of Syndros and the development and commercialization of our dronabinol-based product candidates.

Subsys is manufactured by contract manufacturers and sub-component fabricators. Aptar, a dispensing system company based in Illinois, developed the sublingual spray device we use for Subsys. We entered into a supply agreement effective as of March 7, 2011 with Aptar pursuant to which Aptar supplies us with the delivery system to administer Subsys. We are required to provide Aptar with rolling quarterly forecasts of our requirement for Subsys drug delivery systems. Under certain circumstances, such forecasts are non-binding; however, some portions of such forecasts may constitute a firm commitment to purchase delivery systems. The agreement has a term of five years from the effective date, subject to early termination clauses. On October 30, 2015, we entered into an amended and restated supply, development & exclusive licensing agreement with Aptargroup, Inc. which, among other things, extended our exclusive supply rights to the current sublingual device, currently utilized by Subsys, as well any new device(s) jointly developed by the two companies for a period of seven years. In addition to extending the term, this amendment added certain minimum purchase commitments and requires certain tiered royalties as a percentage of net revenue to be paid by us ranging from less than one precent to the low single digits, commencing in March 2016 through the term of the agreement, from our sales of Subsys and future products that use the Aptar spray device technology.

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

Subsys

Subsys competes against numerous branded and generic products already being marketed and potentially those which are or will be in development. Subsys is the fourth new product in the TIRF market over the last five years. In the BTCP market, physicians often treat patients with a variety of short-acting opioid medications, including morphine, morphine and codeine derivatives and fentanyl. Some currently marketed products against which we directly compete include Teva Pharmaceutical Industries Ltd.’s Fentora and Actiq, Galena Biopharma Inc.’s Abstral, Depomed Inc.’s Lazanda and BioDelivery Science International, Inc.’s Onsolis. Some generic fentanyl products against which Subsys competes are marketed by Mallinckrodt, Inc., Par Pharmaceutical Companies and Actavis, Inc. In addition, we are aware of numerous companies developing other treatments and technologies for rapid delivery of opioids to treat BTCP, including transmucosal, transdermal, nasal spray, inhaled delivery systems and sublingual delivery systems, among others.

Cannabinoid Product Family

With respect to our dronabinol product candidates, the market in which we intend to compete is challenging in part because of the presence of generic products. We or our distributor may not be able to differentiate any products that we may market from those of our competitors, successfully develop or introduce new products that are less costly or offer better performance than those of our competitors, or offer purchasers of our products payment and other commercial terms as favorable as those offered by our competitors. In addition, there are a number of established therapies and products already commercially available and under development by other companies that treat the indications which Syndros and our other dronabinol product candidates are intended to treat. Specifically, Syndros, if approved, and our other dronabinol product candidates, will compete against therapies and products such as AbbVie, Inc.’s Marinol and Marinol generics. Par Pharmaceutical Companies markets an approved generic version of Marinol, and Actavis, Inc. markets an authorized generic version of Marinol. Moreover, our cannabinoid products may compete with non-synthetic cannabinoid drugs, including therapies such as GW Pharmaceuticals plc’s Sativex and Epidiolex, especially in many countries outside of the United States where non-synthetic cannabinoids are legal. In addition, literature has been published arguing the benefits of natural cannabis, or marijuana, over dronabinol, and there are a number of states that have already enacted laws legalizing medicinal and recreational marijuana. There is some support in the United States for further legalization of marijuana. We also cannot assess the extent to which patients utilize marijuana illegally to alleviate CINV, instead of using prescribed therapies such as approved dronabinol products. Furthermore, in the treatment of CINV, physicians typically offer conventional anti-nausea agents prior to initiating chemotherapy, such as Sanofi’s Anzemet, Eisai Inc./Helsinn Group’s Aloxi, Roche Holding AG’s Kytril, Par Pharmaceutical Companies’ Zuplenz and GlaxoSmithKline plc’s Zofran, as well as Neurokinin 1 receptor antagonists on the market including Kyowa Hakko Kirin Co., Ltd.’s Sancuso and Merck & Co., Inc.’s Emend. To the extent that Syndros and our other dronabinol product candidates, if approved, compete in a broader segment of the CINV market, we will also face competition from these products.

Additionally, we are aware of companies in late stage development for CINV product candidates, including A.P. Pharma, Inc.’s APF530 (Phase 3) Aphios Corp.’s Zindo (Phase 2/3), Tesaro, Inc.’s Rolapitant (Phase 3) and Roche Holding/Helsinn Group’s netupitant (Phase 3). If these products are successfully developed and approved over the next few years, they could represent significant competition for Syndros.

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

As of February 16, 2016, we owned or licensed from third parties a total of twelve issued U.S. utility patents and fourteen pending U.S. utility patent applications. These U.S. patents and patent applications will expire between 2017 and 2035. Some of the issued patents and pending applications, if issued, may also be eligible for patent term adjustment and patent term restoration, thereby extending their patent terms.

Subsys

Our Subsys patent portfolio currently consists of four Orange Book listed (with the FDA) U.S. Patent Nos. 8,486,972, 8,486,973, 8,835,459 and 8,835,460, one granted U.S. patent no. 9,241,935 and and three pending U.S. patent applications. These patents cover Subsys brand fentanyl and will expire between 2027 and 2030. These patents cover the Subsys sublingual fentanyl spray formulation, and/or the use of the Subsys sublingual fentanyl spray for the treatment of pain. We also currently have ten issued foreign patents and five pending foreign patent applications covering at least formulations and methods of use relating to Subsys. Any patents that issue from our pending foreign patents and applications are expected to expire no earlier than 2027.

See Note 7 under the heading “Legal Matters” in the Notes to our Consolidated Financial Statements for a discussion of three inter partes review petitions filed by a hedge fund with the U.S. Patent and Trademark Office, challenging three of the four Orange Book-listed patents covering Subsys (US Patent Nos. 8,486,972; 8,835,459 and 8,835,460).

Dronabinol

Our dronabinol patent portfolio currently consists of three issued U.S. patents, one pending U.S. patent applications and one patent application in each of Canada, Europe and Japan. The claims of the patents and applications are directed to formulations of dronabinol and methods of manufacturing and packaging dronabinol. Two of the issued dronabinol patents will expire in 2028, while the third expires in 2033. Any patents that issue from our pending patent applications will likely expire between 2028 and 2033.

Other

The rest of our patent portfolio relates to patents and applications owned or licensed by us and directed to other potential product candidates.

Although we believe our rights under these patents and patent applications provide a competitive advantage, the patent positions of pharmaceutical and biotechnology companies are highly uncertain and involve complex legal and factual questions. In addition, we may not be able to obtain issued patents from pending applications. Even if patents are granted, the allowed claims may not be sufficient to adequately protect the technology owned by or licensed to us. Any patents or patent rights that we obtain carry some risk of being circumvented, challenged or invalidated by our competitors. For example, as described in Note 7 in the Notes to our Consolidated Financial Statements, a former officer of Insys Pharma sought unsuccessfully to rescind his assignment of his inventions concerning fentanyl and dronabinol patent applications described above. Ownership and inventorship disputes may arise for other patents and applications that we own or license.

We also rely on trade secrets, proprietary know-how and continuing innovation to develop and maintain our competitive position, especially when we do not believe that patent protection is appropriate or can be obtained. We require each of our employees, consultants and advisors to execute a proprietary information and inventions assignment agreement before they begin providing services to us. Among other things, this agreement obligates each employee, consultant or advisor to refrain from disclosing any of our confidential information received during the course of providing services and, with some exceptions, to assign to us any inventions conceived or developed during the course of these services. We also require confidentiality agreements from third parties that receive our confidential information.

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

We have conducted certain clearance searches of issued U.S. patents for our fentanyl formulations but we have not conducted extensive clearance searches for our other product candidates, and cannot guarantee that the searches we have done were fully comprehensive and, therefore, whether Subsys or any of our product candidates, delivery devices, or methods of using, making or delivering our product candidates infringe the patents searched, or that other patents do not exist that cover Subsys or product candidates, delivery devices or these methods. Interpreting patent claims involves complex legal and scientific questions and it is difficult to assess whether or not our product candidates would infringe any patent. Likewise, it is difficult to predict whether or not third-party patent applications will issue and what claim scope they may obtain. If we conclude that any identified patents, or patent applications once issued as patents, cover Subsys or our product candidates, we cannot guarantee that we will be able to formulate around such patents at all or without material delay or whether we can obtain reasonable license terms from the patent owners, if at all. There may also be other pending patent applications that are unknown to us and, if granted, may prevent us from making, using or selling Subsys or our product candidates. Other product candidates that we may develop, either internally or in collaboration with others, could be subject to similar uncertainties. If a product is found to infringe a third-party patent, we could be prevented from developing and selling that product. Please see the section entitled “Risk Factors — Risks Relating to Intellectual Property.”

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

In addition, we cannot entirely eliminate the risk of accidental injury or contamination from these materials or wastes. If one of our employees was accidentally injured as a result of the use, storage, handling or disposal of these materials or wastes, the medical costs related to his or her treatment should be within the coverage terms of our workers’ compensation insurance policy. However, we do not carry specific biological or hazardous waste insurance coverage and our property and casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended.

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

Preclinical tests include laboratory evaluation of product chemistry, stability, formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements including GLPs. The results of preclinical testing are submitted to the FDA as part of an IND along with other information including information about product chemistry, manufacturing and controls and a proposed clinical trial protocol. Certain nonclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may be conducted after the IND is submitted. A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has not placed a clinical hold on the IND within this 30-day period, the proposed clinical trial may begin.

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

The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. Under the PDUFA the FDA has agreed to certain performance goals in the review of NDAs. The FDA has a goal of reviewing applications for non-priority drug products within 12 months of NDA submission. The review process may be extended by the FDA for three additional months to consider certain information or clarification regarding information already provided in the submission. The FDA may also refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically comprised of a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless the facility demonstrates compliance with current cGMPs and the NDA contains data that provides substantial evidence that the drug is safe and effective for the indication sought in the proposed labeling. Additionally, the FDA will typically inspect one or more clinical trial sites to assure compliance with GCPs before approving an NDA.

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

The distribution of prescription pharmaceutical products is also subject to the PDMA which governs the distribution of drugs and drug samples at the federal level, and sets minimum standards for the licensing and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

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

Dronabinol is listed by the DEA as a Schedule I substance, but when formulated in sesame oil, encapsulated in a soft gelatin capsule, and in a product approved by FDA, it is listed as a Schedule III substance. DEA regulations currently limit the formulation of FDA-approved dronabinol products that are classified in Schedule III. Specifically, classification in Schedule III is limited to “dronabinol (synthetic) in sesame oil and encapsulated in a soft gelatin capsule in” an FDA-approved product. Accordingly, Dronabinol SG Capsule is classified as a Schedule III substance. There is a concern that some generic versions of Marinol would not meet these specific conditions, and therefore, would not be classified as a Schedule III substance, but rather would be considered as Schedule I products until otherwise scheduled for marketing. Currently, several products from other companies are the subject of pending ANDAs under review by the FDA.

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

Controlled substances are also regulated pursuant to several international drug control treaties. These treaties are enforced by the United National Commission on Narcotic Drugs. The United States is a signatory to these treaties and thus must conform its laws and regulations to the international requirements, which generally include licensing, recordkeeping and reporting requirements. Both fentanyl and dronabinol are currently classified under the international treaties and current U.S. controls adequately address international requirements. Any change in the international treaties regarding classification of these products could affect regulation of these substances in the United States and in other countries.

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

The federal False Claims Act prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal healthcare programs for the product. In addition, certain marketing practices, including off-label promotion, may also lead to violations of the False Claims Act. Many states also have statutes or regulations similar to the federal Anti-Kickback Statute and False Claims Act, which state laws apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Also, the HIPPA created new federal criminal statutes that prohibit knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payers and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

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

Healthcare Privacy and Security Laws

We may be subject to various privacy and security regulations, including but not limited to HIPAA, as amended by HITECH, and their respective implementing regulations, including the related final published omnibus rule. HIPAA mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates” — independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent then HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and criminal penalties.

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

Employees

As of December 31, 2015, we employed 510 full-time employees, including 47 manufacturing employees, 343 sales and marketing employees, 75 employees in research and development, and 45 employees in administration. As of the same date, 38 of our employees had a Ph.D. or M.D. degree. None of our employees is subject to a collective bargaining agreement and we consider our relationship with our employees to be good.

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

Available Information

We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports available, free of charge, in the “Investors” section of our Internet website as soon as reasonably practicable after we electronically file these materials with, or furnish these materials to, the Securities and Exchange Commission (the “SEC”). Our website is www.insysrx.com.

You may also read or copy any materials that we file with the SEC at its Public Reference Room at 100 F. Street, N.E., Washington, DC 20549. You may obtain additional information about the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, you will find these materials on the SEC Internet site at http://www.sec.gov that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC.

ITEM 1A.         RISK FACTORS

Risks Related to Our Business and Industry

We are largely dependent on the commercial success of our product, Subsys, and although we have generated revenue and profit from sales of Subsys, we may not be able to continue to be profitable.

We anticipate that in the near term our ability to maintain profitability will depend upon the continued commercial success of our main approved product, Subsys. In addition to the risks discussed elsewhere in this section, our ability to continue to generate revenues from this product will depend on a number of factors, including, but not limited to:

●	achievement of broad market acceptance and coverage by third-party payors for our products;

●	the effectiveness of our efforts in marketing and selling Subsys;

●	our and our contract manufacturers’ ability to successfully manufacture commercial quantities of our products at acceptable cost levels and in compliance with regulatory requirements;

●	our ability to maintain a cost-efficient commercial organization and, to the extent we seek to do so, successfully partner with additional third parties;

●	our ability to successfully expand and maintain intellectual property protection for Subsys;

●	our ability to effectively work with physicians to ensure that patients are titrated to an effective dose of Subsys;

●	the efficacy and safety of our products; and

●	our ability to comply with regulatory requirements.

 If Subsys, or any of our product candidates for which we receive regulatory approval, do not maintain broad market acceptance or coverage by third-party payors, the revenues that we generate from this product will be limited.

The commercial success of Subsys, and any product candidates for which we obtain marketing approval from the FDA or other regulatory authorities, will depend upon the continued acceptance of these products by physicians, patients, healthcare payors and the medical community. Coverage and reimbursement of our approved products by third-party payors is also necessary for commercial success. The degree of market acceptance of Subsys and any other product candidates for which we may receive regulatory approval will depend on a number of factors, including:

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

In addition, products used to treat and manage pain, especially in the case of controlled substances, are from time to time subject to negative publicity, including illegal use, overdoses, abuse, diversion, serious injury and death. These events have led to heightened regulatory scrutiny. Controlled substances are classified by the DEA as Schedule I through V substances, with Schedule I substances being prohibited for sale in the United States, Schedule II substances considered to present the highest risk of abuse and Schedule V substances being considered to present the lowest relative risk of abuse. Subsys contains fentanyl, an opioid, and is regulated as a Schedule II controlled substance, and despite the strict regulations on the marketing, distributing, prescribing and dispensing of such substances, illicit use and abuse of controlled substances is well-documented. Thus, the marketing of Subsys and, if approved, our product candidates that contain controlled substances, may generate public controversy that may adversely affect market acceptance of Subsys and, if approved, such product candidates.

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

Furthermore, the potential market for dronabinol products may not expand as we anticipate or may even decline based on numerous factors, including the introduction of superior alternative products and regulatory action negatively impacting the dronabinol market. Moreover, even our dronabinol product candidates are approved and successfully commercialized, there is no guarantee that introduction of improved formulations of dronabinol will result in expansion of the dronabinol market or permit us to gain share in that market or maintain or increase any market share we may capture. New dronabinol products that we introduce could potentially replace our then currently marketed dronabinol products, thus not impacting the overall size of the market or increasing our overall share of that market. If we are unable to expand the market for the medical use of dronabinol or gain, maintain or increase market share in that market, this failure would have a material adverse effect on our ability to execute on our business plan and ability to generate revenue.

The unpredictability and regulation surrounding reimbursement on Subsys may affect our financial condition and results of operations.

Our sales of, and revenue from, Subsys depend in significant part on the coverage and reimbursement policies of third-party payers, including government payers such as Medicare and Medicaid, and private health insurers. All third-party payers are sensitive to the cost of drugs and consistently implement efforts to control these costs, which efforts include, but are not limited to, establishing excluded or preferred drug lists. Subsys has been, and will likely continue to be, subject to these restrictions and impediments from third-party payers, particularly PBMs and private health insurers. Our product, Subsys, has been included on an exclusion list for at least one significant PBM and may in the future be included on other PBM exclusion lists. These PBMs, which administer prescription drug benefits for employers and health plans and runs large mail-order pharmacies, have significant influence in the insurance industry. While most PBMs have an exception process that physicians may pursue to have an off-formulary, medically necessary drug covered for patients, being placed on an exclusion list makes it difficult for many patients covered through a PBM administered plan to have Subsys covered by insurance.  In the future, we may not be able to work with other PBMs to evaluate price increases and to communicate with managed care and health-system decision-makers to ensure a balanced approach which takes into account the clinical performance and efficacy of our products. Moreover, in the United States, there have been, and we expect there will continue to be, a number of state and federal proposals that limit the amount that third party payers may pay to reimburse the cost of drugs, particularly for state and federal government programs such as Medicare and Medicaid, as well as managed care providers and private insurance plans. We believe the increasing emphasis on managed care in the United States has and will continue to put pressure on the price and usage of Subsys. Our ability to generate revenue is affected by the availability of third-party reimbursement for Subsys and our results of operations will be negatively affected if we fail to manage adequate reimbursement levels for Subsys from such third-party payers.

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

We or our collaborators may not be successful in executing sales and marketing strategies for Subsys, or any additional product candidates for which we obtain regulatory approval. If such sales and marketing strategies are not successful, we may not be able to maintain or increase our revenues.

Prior to our launch of Subsys in March 2012, we built a commercial organization including sales, marketing, managed markets, trade and distribution functions, which is now focused exclusively on marketing and selling Subsys. We utilize in the United States, with respect to Subsys, and plan to utilize in the United States, with respect to any of our product candidates for which we obtain regulatory approval and maintain sales and marketing responsibility. Our commercial organization may not perform over time as we currently anticipate. To the extent our commercial organization does not perform over time as we currently anticipate, we will need to consider alternatives, such as entering into arrangements with third parties to market and sell our products. Any arrangement would likely result in significantly greater sales and marketing expenses or lower revenues than our current estimates.

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

Our management and personnel, systems and facilities currently in place may not be adequate to support our business plan and future growth. With the commercialization of Subsys in March 2012 and our anticipated launch of Syndros in 2016, we have increased our number of full-time employees from 32 on December 31, 2010 to 510 as of December 31, 2015, primarily because we established a commercial organization and our commercial infrastructure over that period, and the complexity of our business operations has substantially increased. We will need to further expand our scientific, sales and marketing, managerial, operational, financial and other resources to support our planned research, development and commercialization activities.

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

We may not be able to obtain regulatory approval for Syndros, which would limit our future growth prospects.

In addition to growing sales of our main approved product, Subsys, the ability to improve our business, results of operations and financial condition in the near-term will depend heavily on our ability to obtain regulatory approval and acceptable DEA classification for Syndros. In August 2015, FDA accepted for filing our NDA for Syndros. The PDUFA goal date for a decision on this NDA is April 1, 2016, which reflects a Standard Review by the FDA.However, we can provide no assurance that we will receive regulatory approval for Syndros on the timeframe we expect, or at all.

Obtaining approval of an NDA is a lengthy, expensive and uncertain process. While we have estimated the approximate cost of approval of this particular product, we cannot be certain that our current estimate of the cost to obtain FDA approval for Syndros is currently accurate or that such costs might increase over time. For instance, following the FDA’s review of our planned NDA, we may be required to run additional clinical trials and may not ever obtain FDA approval for Syndros. Ultimately, the FDA has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for various reasons.

If we are unable to obtain regulatory approval for Syndros, our ability to generate additional near-term revenues beyond those derived from the commercial sale of Subsys will be materially delayed, which would have a material adverse impact on our business, results of operations and financial condition.

We produce our dronabinol API internally and may encounter manufacturing failures that could impede or delay commercial production of Syndros or our other dronabinol product candidates, if approved, or the preclinical and clinical development or regulatory approval of our dronabinol product candidates.

Any failure in our internal dronabinol API manufacturing operations could cause us to be unable to meet demand for our Syndros, if approved, and lose potential revenue, delay the preclinical and clinical development or regulatory approval of our dronabinol product candidates, and harm our reputation. Our internal manufacturing operations may encounter difficulties involving, among other things, production yields, regulatory compliance, contamination, quality control and quality assurance, obtaining DEA quotas which allow us to produce dronabinol in the quantities needed to execute on our business plan, and shortages of qualified personnel. Our ability to support regulatory approval of our dronabinol product candidates, could be impeded, delayed, limited or denied if the FDA does not approve and maintain the approval of our manufacturing processes and facilities. In addition, we have limited experience producing dronabinol in commercial quantities and may encounter difficulties with continuing to manufacture commercial quantities of dronabinol or the quantities needed for our preclinical studies or clinical trials. Such difficulties could result in a delay in the commercial launch of Syndros, if approved, delays in our preclinical studies, clinical trials and regulatory submissions.

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

We have expanded our dronabinol API production capacity by constructing a second facility designed to meet our expected future dronabinol API supply needs. The construction of the second facility has required significant capital expenditures and has resulted in significantly increased fixed costs. In addition, we will need to transfer our manufacturing processes, technology and know-how to the second facility. We cannot assure you that we will be able to successfully operate the second facility in a timely or profitable manner, or at all, or within the budget that we currently project. If we are unable to transition our dronabinol API manufacturing operations to the second facility in a cost-efficient and timely manner, then we may experience disruptions in our operations, which could negatively impact our business and financial results. Further, if we are unable to achieve certain minimum production efficiencies at the second facility, or if we fail to obtain regulatory approval for and successfully commercialize our dronabinol product candidates, including Syndros, we may never realize a return on our investment. If the demand for our dronabinol products decreases or if we do not produce the output we plan or anticipate after our new facility is operational, we may not be able to spread a significant amount of our fixed costs over the production volume, thereby increasing our per unit fixed cost, which would have a negative impact on our financial condition and results of operations.

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

Disruptions or other adverse developments during the construction and planned operations of our planned second facility could materially adversely affect our business. If our dronabinol API production is disrupted for any reason, we may be forced to locate alternative dronabinol API production facilities, including facilities operated by third parties. Locating alternative facilities would be time-consuming and would disrupt our production. Additionally, we cannot assure you that alternative manufacturing facilities would offer the same cost structure as the planned second facility.

We have no internal manufacturing capabilities other than for our dronabinol API, we are dependent on numerous third parties in our supply chain for the commercial supply of Subsys, and if we fail to maintain our supply and manufacturing relationships with these third parties or develop new relationships with other third parties, we may be unable to continue to commercialize Subsys or to develop our product candidates.

We rely on a number of third parties for the commercial supply of Subsys and the clinical supply of our product candidates. Our ability to commercially supply Subsys and to develop our product candidates depends, in part, on our ability to successfully obtain the API for Subsys and the starting materials for dronabinol API for our dronabinol product candidates and the API for any other product candidates, and outsource most if not all of the aspects of their manufacturing at competitive costs, in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. If we fail to develop and maintain supply relationships with these third parties, we may be unable to continue to commercialize Subsys or develop our Syndros or any other product candidates.

We purchase the fentanyl API utilized in connection with Subsys and the starting materials for our dronabinol API from several third parties. We do not have long-term agreements with any of these parties, but rather purchase material on a purchase order basis. Moreover, some of the starting material for our dronabinol API is difficult to procure and produce. Our ability to obtain fentanyl API and the starting materials for our dronabinol API in sufficient quantities and quality, and on a timely basis, is critical to our continued commercialization of Subsys and to our successful completion of preclinical studies and clinical trials for our product candidates. There is no assurance that these suppliers will continue to produce the materials in the quantities and quality and at the times they are needed, if at all, especially in light of the fact that we intend to significantly increase our orders for these materials in the near future. Moreover, the replacement of any of these suppliers, particularly the supplier of the starting material for our dronabinol API that is difficult to produce, could lead to significant delays and increase in our costs.

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

We have contracts in place with Aptar and DPT. In January 2015, we sent written notice to DPT that we intended to terminate the existing agreement effective December 31, 2016 and simultaneously entered into negotiations for a new agreement commencing January 1, 2017. To the extent that we are unsuccessful in negotiating a new agreement or finding suitable alternative sources, we may be unable to continue to manufacture Subsys to meet future demand.

The manufacture of pharmaceutical products generally requires significant expertise and capital investment, often including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up and validating initial production. These problems can include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Additionally, our manufacturers may experience difficulties due to resource constraints, labor disputes, unstable political environments or natural disasters. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations for any reason, our ability to commercially supply Subsys or to provide dronabinol for any product candidates for preclinical studies or clinical trials could be jeopardized. Any delay or interruption in our ability to commercially supply Subsys will result in the loss of potential revenues and could adversely affect the market’s acceptance of these products. We cannot guarantee that we will not encounter other manufacturing issues in the future. In addition, any delay or interruption in the supply of preclinical study or clinical trial supplies could delay the completion of those studies or trials, increase the costs associated with maintaining our programs and, depending upon the period of delay, require us to commence new studies or trials at additional expense or terminate studies or trials completely.

Manufacturers and suppliers are subject to regulatory requirements including cGMPs, which cover, among other things, manufacturing, testing, quality control and recordkeeping relating to our products and product candidates, and are subject to ongoing inspections by FDA, DEA and other regulatory agencies. Moreover, if we seek regulatory approval for any product candidate, the facilities to be used by us or our third-party manufacturers for the manufacture of the product candidate must be approved by the applicable regulatory authorities before the product candidate may be approved and marketed. We do not control the manufacturing processes of third-party manufacturers and except for dronabinol API, we are currently completely dependent on them. If any of our third-party manufacturers cannot successfully manufacture product that conforms to our specifications and the applicable regulatory authorities’ strict regulatory requirements, they will not be able to secure or maintain regulatory approval for the manufacturing facilities. In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any other applicable regulatory authorities do not approve these facilities for the manufacture of our products or product candidates or if they withdraw any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to commercially supply Subsys or develop or obtain regulatory approval for our product candidates.

If our third-party manufacturers or suppliers fail to deliver the required commercial quantities of Subsys and the respective sub-components and starting materials, on a timely basis and at commercially reasonable prices, and we are unable to find one or more replacement manufacturers or suppliers capable of production at a substantially equivalent cost in substantially equivalent volumes and quality, and on a timely basis, the continued commercialization of Subsys and the development of our product candidates would be impeded, delayed, limited or prevented, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

With respect to our dronabinol product candidates, the market in which we intend to compete is challenging in part because generic products generally face greater price competition than branded products and the competition from generic products may have an effect on our product prices, market share, revenues and profitability. We may not be able to differentiate any products that we may market from those of our competitors, successfully develop or introduce new products that are less costly or offer better performance than those of our competitors, or offer purchasers of our products payment and other commercial terms as favorable as those offered by our competitors. In addition, there are a number of established therapies and products already commercially available and under development by other companies that treat the indications that our dronabinol product candidates are intended to treat. Specifically, if approved, our dronabinol product candidates will compete, against therapies and products such as Abbvie, Inc.’s Marinol and Marinol generics. Par Pharmaceutical Companies markets an approved generic version of Marinol and Actavis markets an authorized generic version of Marinol. We cannot give any assurance that other companies will not obtain regulatory approval or acceptable DEA classification for, or commercialize additional generic dronabinol products.

Moreover, our dronabinol products may compete with non-synthetic cannabinoid drugs, including therapies such as GW Pharmaceuticals plc’s Sativex, especially in many countries outside of the United States where non-synthetic cannabinoids are legal. In addition, literature has been published arguing the benefits of natural cannabis, or marijuana, over dronabinol, and there are a number of states that have already enacted laws legalizing medicinal and recreational marijuana. There is some support in the United States for further legalization of marijuana. We also cannot assess the extent to which patients utilize marijuana illegally to alleviate CINV, instead of using prescribed therapies such as approved dronabinol products. Furthermore, in the treatment of CINV, physicians typically offer conventional anti-nausea drugs prior to initiating chemotherapy, such as Sanofi’s Anzemet, Eisai Inc./Helsinn Group’s Aloxi, Roche Holding AG’s Kytril, Par Pharmaceutical Companies’ Zuplenz and GlaxoSmithKline plc’s Zofran, as well as Neurokinin 1 receptor antagonists on the market including Kyowa Hakko Kirin Co., Ltd.’s Sancuso and Merck & Co., Inc.’s Emend. To the extent that Syndros and our dronabinol product candidates compete in the broader CINV market, we will also face competition from these products and their generic equivalents, as applicable.

Additionally, we are aware of companies in late stage development for CINV product candidates, including A.P. Pharma, Inc.’s APF530 (Phase 3) Aphios Corp.’s Zindo (Phase 2/3), Tesaro, Inc.’s Rolapitant (Phase 3) and Roche Holding/Helsinn Group’s Netupitant (Phase 3). If these products are successfully developed and approved over the next few years, they could represent significant competition for our dronabinol product candidates.

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

If we are unable to achieve and maintain adequate levels of coverage and reimbursement from third-party payors for Subsys, or any future products we may seek to commercialize, on reasonable pricing terms, their commercial success may be severely hindered.

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

Further, we believe that future coverage and reimbursement will likely be subject to increased restrictions both in the United States and in international markets. Third-party coverage and reimbursement for Subsys or any of our product candidates for which we may receive regulatory approval may not be available or adequate in either the United States or international markets, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

We depend on wholesale pharmaceutical distributors for retail distribution of Subsys; if we lose any of our significant wholesale pharmaceutical distributors, our business could be harmed.

The majority of our sales of Subsys are to wholesale pharmaceutical distributors who, in turn, sell the products to pharmacies, hospitals and other customers. For the year ended December 31, 2015, four wholesale pharmaceutical distributors, Rochester Drug Cooperative, Inc., AmerisourceBergen Corporation, McKesson Corporation, and Cardinal Health, Inc., individually comprised approximately 32%, 20%, 17% and 14%, respectively, of our total gross sales of Subsys. The loss by us of any of these wholesale pharmaceutical distributors’ accounts or a material reduction in their purchases could have a material adverse effect on our business, results of operations, financial condition and prospects.

In addition, these wholesale customers comprise a significant part of the distribution network for pharmaceutical products in the United States. This distribution network has undergone, and may continue to undergo, significant consolidation marked by mergers and acquisitions. As a result, a small number of large wholesale distributors control a significant share of the market. Consolidation of drug wholesalers has increased, and may continue to increase, competitive and pricing pressures on pharmaceutical products. We cannot assure you that we can manage these pricing pressures or that wholesaler purchases will not fluctuate unexpectedly from period to period.

Our sales of Subsys can be greatly affected by the inventory levels our respective wholesalers carry. We monitor wholesaler inventory of Subsys using a combination of methods. Pursuant to distribution service agreements with our three largest wholesale customers, we receive inventory level reports. For most other wholesalers where we do not receive inventory level reports, however, our estimates of wholesaler inventories may differ significantly from actual inventory levels. Significant differences between actual and estimated inventory levels may result in excessive production (requiring us to hold substantial quantities of unsold inventory), inadequate supplies of products in distribution channels, and insufficient product available at the retail level. These changes may cause our revenues to fluctuate significantly from quarter to quarter, and in some cases may cause our operating results for a particular quarter to be below our expectations or the expectations of securities analysts or investors. In addition, at times, wholesaler purchases may exceed customer demand, resulting in reduced wholesaler purchases in later quarters, which may result in substantial fluctuations in our results of operations from period to period. If our financial results are below expectations for a particular period, the market price of our common stock may drop significantly.

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

In light of widely publicized events concerning the safety risk of certain drug products, particularly drug products that contain controlled substances, regulatory authorities, members of Congress, the GAO, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and establishment of risk management programs that may, for instance, restrict distribution of drug products after approval. In addition, the FDCA authorizes the FDA to, among other things, require post-approval studies and clinical trials, mandate changes to drug labeling to reflect new safety information and require a REMS for certain drugs, including certain currently approved drugs. Under the FDCA, companies that violate these and other provisions of the law are subject to substantial civil monetary penalties, among other regulatory, civil and criminal penalties.

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

Clinical trials are very expensive, time consuming and difficult to design and implement. Other than with respect to our lead product candidate, Syndros, most of our other product candidates are in preclinical development. We estimate that clinical trials for these product candidates, if and when initiated, will continue for several years and may take significantly longer than expected to complete. In addition, we, the FDA, an IRB, or other regulatory authorities, including state and local, may suspend, delay or terminate our clinical trials at any time, or the DEA could suspend or terminate the registrations and quota allotments we require in order to procure and handle controlled substances, for various reasons, including:

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

We have in the past relied and expect to continue to rely on third-party CROs to conduct and oversee our clinical trials. For example, we contracted with Worldwide Clinical Trials to conduct and oversee our pivotal bioequivalence study for Syndros.

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

We are developing several proprietary dronabinol product candidates, including Syndros and Dronabinol Inhalation Device, for which we intend to seek FDA approval through the Section 505(b)(2) regulatory pathway. Section 505(b)(2), if applicable to us under the FDCA, would allow an NDA we submit to FDA to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of approved compounds, which could expedite the development program for our product candidates by potentially decreasing the amount of clinical data that we would need to generate in order to garner FDA approval. If the FDA does not allow us to pursue the Section 505(b)(2) regulatory pathway as anticipated, we may need to conduct additional clinical trials, provide additional data and information, and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for these product candidates, and complications and risks associated with these product candidates, would likely substantially increase. We could need to obtain more additional funding, which could result in significant dilution to the ownership interests of our then existing stockholders to the extent we issue equity securities or convertible debt. We cannot assure you that we would be able to obtain such additional financing on terms acceptable to us, if at all. Moreover, inability to pursue the Section 505(b)(2) regulatory pathway would likely result in new competitive products reaching the market more quickly than our product candidates, which would likely materially adversely impact our competitive position and prospects. Even if we are allowed to pursue the Section 505(b)(2) regulatory pathway, we cannot assure you that our product candidates will receive the requisite approvals for commercialization.

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

Annual DEA quotas on the amount of dronabinol allowed to be produced in the United States and our specific allocation of dronabinol by the DEA could significantly limit the production or sale of any dronabinol product candidates for which we obtain regulatory approval as well as significantly delay the clinical development of our dronabinol product candidates.

Dronabinol, a Schedule I substance, is subject to the DEA’s production and procurement quota scheme. The DEA establishes annually an aggregate quota for the amount of dronabinol that may be produced in the United States based on the DEA’s estimate of the quantity needed to meet legitimate scientific and medicinal needs. This limited aggregate amount of dronabinol that the DEA allows to be produced in the United States each year is allocated among individual companies, who must submit applications annually to the DEA for individual production and procurement quotas. We are required to obtain an annual quota from the DEA in order to manufacture and produce dronabinol. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year and has substantial discretion in deciding whether or not to make such adjustments. The DEA’s aggregate production quota for dronabinol for 2016 is 511.3 kilograms, compared to 497.5 kilograms for 2015. For 2016, we were allocated what we believe is a sufficient quantity of dronabinol to meet our currently anticipated production and testing needs through 2016. However, we may need additional amounts of dronabinol in future years to implement our business plan.

We do not know what amounts of dronabinol other companies developing or marketing dronabinol product candidates may have requested for 2017 or will request in future years. The DEA, in assessing factors such as medical need, abuse potential and other policy considerations, may have chosen to set the aggregate dronabinol quota for 2016 lower than the total amount requested by the companies, and may do so in the future. Though companies are permitted to petition the DEA to increase the aggregate quota for dronabinol in a given year after it is initially established, there is no guarantee the DEA would act promptly or favorably upon such a petition. The success of our business plan will depend in part on our being able to expand the overall market for the medical use of dronabinol by introducing new dronabinol formulations, and to sell significant amounts of our approved dronabinol products. In order to do so, we will need to receive from the DEA significantly increased allotments of dronabinol quotas over time and likely an increase in the aggregate annual quota. Any delay or refusal by the DEA in establishing quotas necessary for us to execute on our business plan could negatively impact our ability to sell Syndros, assuming FDA approval, and any other dronabinol product candidate for which we obtain regulatory approval, as well as our preclinical studies and clinical trials, which would in turn have a material adverse effect on our business, our ability to execute on our business plan, our financial position and results of operations, our prospects, and our ability to generate revenue to fund the development of our other product candidates.

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

If we fail to attract and keep management and other key personnel, as well as our board members, we may be unable to continue to successfully commercialize Subsys, develop our product candidates or otherwise implement our business plan.

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific, medical and other personnel. We are highly dependent on our management, scientific and medical personnel, as well as our board members, including our founder, President, Chief Executive Officer and principal stockholder, Dr. John N. Kapoor. The loss of the services of any of these individuals could impede, delay or prevent the continuing commercialization of Subsys and the development of our product candidates and could negatively impact our ability to successfully implement our business plan. If we lose the services of any of these individuals, we may not be able to find suitable replacements on a timely basis or at all, and our business would likely be harmed as a result. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. We employ all of our executive officers and key personnel on an at-will basis and their employment can be terminated by us or them at any time, for any reason and without notice; provided, however, that under certain circumstances we may owe them additional compensation in connection with such termination.

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

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards.

We are exposed to the risk of fraud or other misconduct of our employees, contractors or agents. Misconduct by employees, contractors or agents could include intentional failures to comply with FDA regulations, provide accurate information by our employees, contractors and agents to the FDA, comply with applicable manufacturing standards, comply with federal and state healthcare privacy, fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, false claims, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. These laws also dictate the proper use of patient information and data which is subject to privacy laws such as HIPAA. Misconduct could also involve the improper use of information obtained in the course of clinical trials, or illegal misappropriation of drug product, or illegal promotion of a drug product for off-label use, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Business Conduct and Ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

On November 8, 2010, we entered into the NeoPharm merger. The NeoPharm merger was accounted for as a reverse acquisition and resulted in a change of 50% or more of the ownership of NeoPharm. Based on the above, we have estimated the amount of pre-merger federal NOLs that are available to offset our post-merger income is limited to an aggregate of $1.2 million as of December 31, 2015. For state income tax purposes, we have $268.3 million of state NOLs, all of which relate to Illinois state NOLs, which are available to offset future Illinois taxable income. We have placed a valuation allowance on a significant portion of our Illinois state NOLs because it is not more likely than not that such amounts will be realized due to current levels of activity in Illinois.

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

The commercial use of our products and clinical use of our product candidates expose us to the risk of product liability claims. This risk exists even if a product is approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA, such as the case with Subsys and our discontinued Dronabinol SG Capsule, or an applicable foreign regulatory authority. Our products and product candidates are designed to affect important bodily functions and processes. Any side effects, manufacturing defects, misuse or abuse associated with Subsys or Dronabinol SG Capsule or our product candidates could result in injury to a patient or even death. For example, because our sublingual spray technology is designed to be self-administered by patients, it is possible that a patient could fail to follow instructions and as a result apply a dose in a manner that results in injury or death. In addition, Subsys is an opioid pain reliever that contains fentanyl, and Dronabinol SG Capsule is a synthetic cannabinoid, which are regulated “controlled substances” under the CSA and could result in harm to patients relating to its potential for abuse. In addition, a liability claim may be brought against us even if our products or product candidates merely appear to have caused an injury. Product liability claims may be brought against us by consumers, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with our products or product candidates, among others. If we cannot successfully defend ourselves against product liability claims we will incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in:

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

We have obtained product liability insurance coverage for commercial product sales and clinical trials with a $10.0 million per occurrence and a $10.0 million annual aggregate coverage limit. We also carry excess product liability insurance coverage for commercial product sales and clinical trials with an additional $10.0 million per occurrence and an additional $10.0 million annual aggregate coverage limit. Our insurance coverage may not be sufficient to cover all of our product liability related expenses or losses and may not cover us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost, in sufficient amounts or upon adequate terms to protect us against losses due to product liability. If we determine that it is prudent to increase our product liability coverage based on sales of Subsys and Dronabinol SG Capsule, approval, if applicable, of other product candidates or otherwise, we may be unable to obtain this increased product liability insurance on commercially reasonable terms or at all. Large judgments have been awarded in class action or individual lawsuits based on drugs that had unanticipated side effects, including side effects that are less severe than those associated with Subsys, our discontinued Dronabinol SG Capsule and our product candidates. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and have a material adverse effect our business, results of operations, financial condition and prospects.

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

Despite the implementation of security measures, our internal computer systems and those of our current and any future partners, contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our commercialization activities, drug development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on a large number of third parties to supply components for and manufacture our products and product candidates, warehouse and distribute Subsys and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further commercialization and development of our products and product candidates could be delayed.

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

The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

●	the timing and amount of revenue from sales of our main approved product, Subsys, and any subsequently approved product candidates that are commercialized;

●	the size and cost of our commercial infrastructure;

●	the timing of FDA approval and DEA classification of our product candidates, if at all;

●

the timing, rate of progress and cost of any future clinical trials and other product development activities for our dronabinol product candidates and any other product candidates that we may develop, in-license or acquire;

●	costs associated with marketing and distributing Subsys and any subsequently approved product candidates;

●	costs and timing of completion of any additional outsourced commercial manufacturing supply arrangements that we may establish;

●	costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with Subsys and our product candidates;

●	costs associated with prosecuting or defending any litigation that we are or may become involved in and any damages payable by us that result from such litigation;

●	costs of operating as a public company;

●	the effect of competing technological and market developments;

●	our ability to acquire or in-license products and product candidates, technologies or businesses;

●	personnel, facilities and equipment requirements; and

●	the terms and timing of any additional collaborative, licensing, co-promotion or other arrangements that we may establish.

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

●

HIPAA, as amended by the HITECH, and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information; and

●

state and foreign law equivalents of each of the above federal laws, such as the Anti-Kickback Statute and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

The FDA provides guidelines with respect to appropriate drug and product promotion, product labeling, and continuing medical and health education activities. Although we endeavor to follow these guidelines, the FDA or the Office of the Inspector General: U.S. Department of Health and Human Services may disagree, and we may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions. In addition, management’s attention could be diverted and our reputation could be damaged. See Note 7 under the heading “Legal Matters” in the Notes to our Consolidated Financial Statements for a discussion of ongoing investigations by HHS, Office of Inspector General, the U.S. District Attorney’s Office for the District of Massachusetts and other attorney generals from several states, of potential violations involving our Subsys marketing activities.

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

Our currently marketed product, Subsys, and any of our product candidates that receive regulatory approval, will be subject to ongoing and continued regulatory review, which may result in significant expense and limit our ability to commercialize such products.

Even after we achieve U.S. regulatory approval for a product, the FDA may still impose significant restrictions on the approved indicated uses for which the product may be marketed or on the conditions of approval. For example, a product’s approval may contain requirements for potentially costly post-approval studies and surveillance, including Phase IV clinical trials, to monitor the safety and efficacy of the product. We are also subject to ongoing FDA obligations and continued regulatory review with respect to the manufacturing, processing, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for our product. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and with GCPs and GLPs, which are regulations and guidelines enforced by the FDA for all of our products in clinical and pre-clinical development, and for any clinical trials that we conduct post-approval. To the extent that a product is approved for sale in other countries, we may be subject to similar restrictions and requirements imposed by laws and government regulators in those countries.

In the case of Subsys and any of our product candidates containing controlled substances, we and our contract manufacturers will also be subject to ongoing DEA regulatory obligations, including, among other things, annual registration renewal, security, recordkeeping, theft and loss reporting, periodic inspection and annual quota allotments for the raw material for commercial production of our products. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations, QSR requirements for medical device components or similar requirements, if applicable. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where, or processes by which, the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturer or us, including requiring product recall, notice to physicians, withdrawal of the product from the market or suspension of manufacturing. In that regard, because certain of our contract manufacturers for Subsys are located outside the United States, they may be subject to foreign laws and regulations governing the manufacture of drugs and devices, and any failure by them to comply with those laws and regulations may delay or interrupt supplies of our products.

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

In addition, our product labeling, advertising and promotion are subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about prescription drug products. In particular, a drug product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling, although the FDA does not regulate the prescribing practices of physicians. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including substantial monetary penalties and criminal prosecution. For example, we have received subpoenas from the HHS, Office of Inspector General, the U.S. District Attorney’s Office for the District of Massachusetts and other attorney generals from several states. The subpoenas primarily request documents relating to the marketing of Subsys. We are cooperating in responding to the subpoenas. See Note 7 under the heading “Legal Matters” in the Notes to our Consolidated Financial Statements for a discussion regarding these ongoing investigations.

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

In the United States, there have been a number of legislative and regulatory changes to the healthcare system in ways that could affect our future results of operations and the future results of operations of our potential customers. For example, the MMA established a new Part D prescription drug benefit, which became effective January 1, 2006. Under the prescription drug benefit, Medicare beneficiaries can obtain prescription drug coverage from private sector plans that are permitted to limit the number of prescription drugs that are covered in each therapeutic category and class on their formularies. If Subsys or any of our product candidates that are approved by the FDA are not widely included on the formularies of these plans, our ability to market our products to the Medicare population could suffer.

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

●

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

●	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

●

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level, thereby potentially increasing both the volume of sales and manufacturers’ Medicaid rebate liability;

●	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

●

new requirements to report certain financial arrangements with physicians and teaching hospitals, as defined in PPACA and its implementing regulations, including reporting any “transfer of value” made or distributed to teaching hospitals, prescribers, and other healthcare providers and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations during the preceding calendar year, with data collection to be required and reporting to the CMS by the 90th day of each subsequent calendar year;

●	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians;

●	expansion of health care fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;

●	a licensure framework for follow-on biologic products;

●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

●

creation of the Independent Payment Advisory Board, which has authority to recommend certain changes to the Medicare program that could result in reduced payments for prescription drugs and those recommendations could have the effect of law even if Congress does not act on the recommendations; and

●

establishment of a Center for Medicare Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. On January 2, 2013, President Obama signed into law the ATRA reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other health care funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

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

In the United States, the commercial success of Subsys and our product candidates, if and when commercialized, will depend, in part, upon the availability of coverage and reimbursement from third-party payors at the federal, state and private levels. Third-party payors include governmental programs such as Medicare or Medicaid, private insurance plans and managed care plans. These third-party payors may deny coverage or reimbursement for a product or therapy in whole or in part if they determine that the product or therapy was not medically appropriate or necessary. Also, third-party payors have attempted to control costs by limiting coverage through the use of formularies and other cost-containment mechanisms and the amount of reimbursement for particular procedures or drug treatments.

Additionally, given recent federal and state government initiatives directed at lowering the total cost of healthcare, Congress and state legislatures will likely continue to focus on healthcare reform, the cost of prescription drugs and the reform of the Medicare and Medicaid programs. While we cannot predict the full outcome of any such legislation, it may result in decreased reimbursement for prescription drugs, which may further exacerbate industry-wide pressure to reduce prescription drug prices. This could harm our ability to market our products and generate revenues or could result in lower margins. In addition, legislation has been introduced in Congress that, if enacted, would permit more widespread importation or re-importation of pharmaceutical products from foreign countries into the United States, including from countries where the products are sold at lower prices than in the United States. Such legislation, or similar regulatory changes, could lead to a decision to decrease our prices to better compete, which, in turn, could adversely affect our business, results of operations, financial condition and prospects. Alternatively, in response to legislation such as this, we might elect not to seek approval for or market our products in foreign jurisdictions in order to minimize the risk of re-importation, which could also reduce the revenue we generate from our product sales. It is also possible that other legislative proposals having similar effects will be adopted.

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

Heightened attention on the use of opioids, including government litigation changes in policies, legislation and leadership at the federal and state level could hinder or prevent the commercial success of our current fentanyl-based product and any potential future opioid product candidates.

Many federal and governmental agencies are focused on the abuse of opioids in the United States and agencies such as the HHS have expressed their belief that the United States is in the midst of a prescription opioid abuse epidemic. Common prescription drugs that contain opioids are drugs such as oxycodone, hydrocodone, and fentanyl. Our product, Subsys, is fentanyl based product in the TIRF class. To the extent that the healthcare community, regulatory bodies and governmental agencies associate us with, or determine that we are a part of, this perceived opioid abuse epidemic then this may negatively affect our stock price and our business in various ways including from a marketing, sales and public relations standpoint and these perceptions may also negatively affect our ongoing governmental investigations.

Risks Related to Intellectual Property

We may not be able to obtain and enforce patent rights or other intellectual property rights that cover our products or product candidates, such as Subsys, Syndros and Dronabinol Inhalation Device, and that are of sufficient breadth to prevent third parties from competing against us.

Our success with respect to our products and product candidates, such as Subsys, Syndros and Dronabinol Inhalation Device will depend in part on our ability to obtain and maintain patent protection in both the United States and other countries, to preserve our trade secrets, and to prevent third parties from infringing upon our proprietary rights on our product candidates. Our ability to protect any of our approved drug products from unauthorized or infringing use by third parties depends in substantial part on our ability to obtain and maintain valid and enforceable patents. Fentanyl and dronabinol have been approved for many years and therefore our ability to obtain any patent protection is limited. Composition of matter patents on APIs are a particularly effective form of intellectual property protection for pharmaceutical products as they apply without regard to any method of use. However, we will not be able to obtain composition of matter patents or methods of use patents that cover the APIs in any of our products or product candidates. As a result, competitors who obtain the requisite regulatory approval can offer products with the same active ingredients as our products or product candidates so long as the competitors do not infringe any formulation patents that we may obtain or license, if any.

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

Risks Relating to an Investment in Our Stock

Our founder, President, Chief Executive Officer and principal stockholder can individually control our direction and policies, and his interests may be adverse to the interests of our stockholders.

As of December 31, 2015, our founder, President, Chief Executive Officer and principal stockholder, Dr. John N. Kapoor, beneficially owned approximately 66% of our outstanding, publicly-traded common stock. By virtue of his holdings, Dr. Kapoor can and will continue to be able to effectively control the election of the members of our Board of Directors, our management and our affairs and prevent corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders or cause a transaction that we or our other stockholders may view as unfavorable. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

If we are unable to successfully remediate any material weakness in our internal control over financial reporting, or identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, and our stock price may decline materially as a result.

In connection with the audit of our consolidated financial statements for the year ended December 31, 2015, our management and independent registered public accounting firm concluded that there was a material weakness in our internal control over financial reporting. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness we and our independent registered public accounting firm identified related specifically to the lack of effective policies and procedures, and effective reviews by personnel at an appropriate level, for accounting for stock options awards in accordance with GAAP.

While we expect to take the measures necessary to address the underlying causes of this material weakness, we cannot at this time estimate how long it will take and our efforts may not prove to be successful in remediating this material weakness . While we have not incurred and do not expect to incur material expenses specifically related to the remediation of this material weakness, actual expenses may exceed our current estimates and overall costs of compiling the system and processing documentation necessary to assess the effectiveness of our internal control over financial reporting may be material.

We cannot assure you that we have identified all or that we will not in the future have additional material weaknesses. In addition, our independent registered public accounting firm did not perform an evaluation of our internal control over financial reporting as of December 31, 2014 or 2013 in accordance with the provisions of the Sarbanes-Oxley Act because no such evaluation was required. Had our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional material weaknesses may have been identified. If we are unable to successfully remediate any material weakness in our internal control over financial reporting, or identify any additional material weaknesses that may exist, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, and our stock price may decline materially as a result.

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

Sales of a substantial number of shares of our common stock or securities convertible into our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2015, we had (i) 71,907,858 outstanding shares of common stock; (ii) 7,138,089 shares of common stock issuable upon the exercise of stock options under our 2013 Equity Incentive Plan and other existing stock option plans; and (iii) 2,183,946 shares were available for future issuance under our 2013 Equity Incentive Plan. The exercise of outstanding stock options could result in increased sales of our common stock in the market, which could exert significant downward pressure on our stock price. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price we deem appropriate.

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

We qualify as a “controlled company” under Nasdaq’s rules and may avail ourselves of exemptions from certain Nasdaq independence rules, which could make our common stock less attractive to investors.

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

ITEM 1B.               UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                  PROPERTIES

We lease a total of approximately 100,000 square feet of office and lab space in Chandler, Arizona under lease agreements that expire between August 2020 and June 2021. We believe that the Chandler, Arizona facilities are adequate to meet our current needs, and that suitable additional or alternative space will be available for our foreseeable future needs. Additionally, we lease a total of approximately 64,000 square feet for our U.S.-based, state-of-the-art dronabinol manufacturing facilities, which are both located in Round Rock, Texas under lease agreements that expire between January 2017 and March 2024. We have the option to extend our primary manufacturing facility lease for two 5-year periods following March 2024. We believe that the Round Rock, Texas manufacturing facilities are adequate to meet our current needs and that suitable additional or alternative space will be available for our foreseeable future needs.

ITEM 3.                  LEGAL PROCEEDINGS

The information included in Note 7 under the heading “Legal Matters” in the Notes to our Consolidated Financial Statements in Part II, Item 8. Financial Statements and Supplementary Data is incorporated herein by reference.

ITEM 4.                  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Beginning with our initial public offering on May 7, 2013, our common stock is traded on the NASDAQ Global Market under the symbol INSY. The following table sets forth the high and low sales prices for our common stock for the fiscal periods indicated as reported by the NASDAQ Global Market.

Price Range of Common Stock

	Fourth Quarter		Third Quarter		Second Quarter			First Quarter
2015 price range per share	$33.88	$20.15	$46.17	$26.07	$42.69	$25.67	(1)	31.24	(1)	20.79	(1)

	Fourth Quarter				Third Quarter				Second Quarter				First Quarter
2014 price range per share	$23.59	(1)	$16.50	(1)	$20.15	(1)	$11.26	(1)	$22.23	(1)	$10.26	(1)	28.96	(2)	12.84	(2)

 (1) Share price adjusted to reflect a 2-for-1 stock split that occurred on June 8, 2015.

 (2) Share price adjusted to reflect a 3-for-2 stock split that occurred on March 28, 2014 and a 2-for-1 stock split that occurred on June 8, 2015.

Holders

As of February 17, 2015, there were approximately 39 holders of record of our common stock and 71,510,190 shares of our common stock outstanding.

Dividends

Since our initial public offering, we have not declared nor paid dividends on our common stock and we do not expect to pay cash dividends on our common stock in the foreseeable future.

Issuer Purchases of Equity Securities

Share Repurchase Program

The following table provides information regarding repurchases of our common stock during the three months ended December 31, 2015. Also see Note 8 of the Notes to our Consolidated Financial Statements for additional information on this repurchase program.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number of	Average Price Paid	Part of Publicly	May Yet Be Purchased
	Shares Purchased	per Share ($)	Announced Program (1)	Under the Program ($)
October 1 - 31, 2015	-	$-	-	$-
November 1 - 30, 2015	181,600	30.24	181,600	44,508,416
December 1 - 31, 2015	378,600	29.05	378,600	33,510,086

Total	560,200	$29.45	560,200	$33,510,086

(1)

On November 5, 2015, we announced a stock repurchase program which authorizes up to $50 million in repurchases of common stock. This program is effective immediately and has no planned expiration date.

Company Stock Performance

The following graph compares our total cumulative shareholder return as compared to the NASDAQ Composite Index and the NASDAQ Pharmaceutical Index for the period beginning on May 3, 2013 (our IPO date) and ending on December 31, 2015. Total shareholder return assumes $100.00 invested at the beginning of the period in our common stock, the stocks represented by the NASDAQ Composite Index and the NASDAQ Pharmaceutical Index, respectively. Total return assumes reinvestment of dividends.

This stock performance graph shall not be considered soliciting material and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, whether made on, before or after the date of this filing and irrespective of any general incorporation language in such filing.

ITEM 6.                  SELECTED FINANCIAL DATA

The following table sets forth certain financial data with respect to our business. The selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and related Notes and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained elsewhere in this Annual Report on Form 10-K. The selected financial data in the table below as of December 31, 2013, 2012 and 2011 and for the years ended December 31, 2012 and 2011, were derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except share and per share data)
Consolidated Statement of Operations Data:
Net revenue	$330,797	$222,125	$99,289	$15,476	$-
Gross profit	301,943	199,547	86,624	7,849	-
Operating income (loss)	92,430	64,023	32,559	(23,440)	(17,373)
Income tax expense/(benefit)	34,492	26,199	(8,800)	-	-
Net income (loss)	58,476	37,977	40,377	$(24,378)	$(19,361)
Net income (loss) per common share:
Basic	$0.82	$0.55	$0.78	$(0.87)	$(0.70)
Diluted	$0.77	$0.52	$0.70	$(0.87)	$(0.70)
Weighted average common shares outstanding
Basic	71,592,581	68,759,070	51,839,536	27,948,102	27,732,084
Diluted	75,707,651	73,335,132	57,469,234	27,948,102	27,732,084
Dividends declared per common share	$-	$-	$-	$-	$-

	December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$159,091	$82,863	$45,782	$361	$11
Total current assets	253,238	146,431	82,150	11,889	7,908
Total assets	351,196	215,121	100,558	18,741	20,960
Total current liabilities, including debt	88,859	45,676	21,081	83,419	61,701
Total liabilities	97,494	49,454	21,081	83,419	64,173
Total stockholders' equity (deficit)	253,702	165,667	79,477	(64,678)	(43,213)

ITEM 7.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The information in this Annual Report on Form 10-K, or this Form 10-K, including this discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts, included or incorporated in this Form 10-K could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under this MD&A heading and under the heading “Business.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these identifying words. All forward-looking statements in this Form 10-K are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations as described from time to time in our SEC reports., including those risks outlined under the heading “Risk Factors” in Item 1A of this Form 10-K. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Form 10-K. You should carefully consider the trends, risks and uncertainties described below and other information in this Form 10-K and subsequent reports filed with or furnished to the SEC before making any investment decision with respect to our securities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management; the benefits of our new dronabinol manufacturing facilities; estimated costs to complete development and obtain approvals for our Syndros product candidate and the timing related to actions in connection therewith; the sufficiency of our manufacturing capacity; the beneficial attributes of our products, product candidates and delivery mechanisms; that our suppliers are equipped to supply us with our current and future chemical needs; that pending dronabinol candidates will default to Schedule II classification; that changes in healthcare laws will result in reduced Medicaid and Medicare payments for prescription drugs; our expectation that gross margins will fluctuate; that sales and marketing and research and development costs will be our largest categories of expenses; that sales and marketing expenses will fluctuate based on changes in Subsys net revenue; that our Subsys revenue will increase in 2016; our development of different dronabinol delivery systems; that we can grow market share and net revenue for Subsys and our strategies relating thereto; that we may pursue strategies relating to synthetic cannabidiol; our sales and marketing strategy for future products and delivery systems; that we may pursue strategic transactions such acquisitions or other companies, asset purchase out- or in-licensing of products, strategic partnerships, joint ventures, divestitures, business combinations and investments; our ability to obtain foundation materials and manufacture dronabinol in light of government quotas; our strategy of using Marinol as a reference drug in future drug approval applications; the expected pathway of drug applications we expect to file in the future; that physicians and payors will gain familiarity about the features of Subsys; our plans and strategies for obtaining future international approvals; our plans and strategies to protect our intellectual property; our intention of not paying dividends; the source and sufficiency of our liquidity our capital resources to fund our operations; possible capital raising transactions we may pursue; that we may avail ourselves of certain Nasdaq governance provisions because of our status as a controlled company; that we will hire additional sales and marketing, research and development and administrative personnel and that costs relating thereto will increase; accounting estimates and the impact of new or recently issued accounting pronouncements; that cash flows from operations will increase as a result of increased sales of Subsys; the sufficiency and sources of our capital resources; the impact of pending litigation and our strategy relating thereto; that we will not recognize revenue in the near term from current research and development initiatives; the impact of changing interest rates; the exposure of our cash to default and illiquidity risks; the potential impact of Section 382 limitations on our NOLs; and the magnitude and impact of ownership changes, including pre-merger changes relating to NeoPharm, under Section 382 of the Internal Revenue Code. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

The following discussion and analysis of the results of operations and financial condition of Insys Therapeutics, Inc. for the years ended December 31, 2015 and 2014 should be read in conjunction with the consolidated financial statements and the notes thereto, and other financial information contained elsewhere in this Form 10-K.

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

•

Dronabinol SG Capsule — a dronabinol soft gelatin capsule that is a generic equivalent to Marinol, an approved second-line treatment for CINV and anorexia associated with weight loss in patients with AIDS, offered in 2.5, 5.0 and 10.0 milligram dosages. We received FDA approval for Dronabinol SG Capsule in August 2011. We commercially launched Dronabinol SG Capsule through our former exclusive distribution partner, Mylan Pharmaceuticals, Inc., in December 2011. We entered into a settlement agreement with Mylan in October 2015, which resulted in termination of our former distribution agreement with Mylan.

We market Subsys through our U.S.-based field sales force focused on supportive care physicians. We utilize an incentive-based sales model that employs a pay structure where a significant component of the compensation paid to sales representatives is in the form of potential bonuses based on sales performance.

Consistent with most pharmaceutical manufacturing companies, we sell Subsys primarily to pharmaceutical wholesalers and collect sales proceeds from those wholesalers. We do not own or have any ownership stake in any pharmaceutical wholesaler, nor do we have an option to acquire any wholesaler. For the year ended December 31, 2015, sales to our four largest wholesale customers accounted for 83% of gross revenue. We also sell Subsys on a limited basis directly to specialty pharmaceutical retailers. For the year ended December 31, 2015 direct sales to specialty pharmaceutical retailers accounted for 5% of gross revenue. We distribute Subsys through both specialty and traditional retail pharmacies. All pharmacies that fulfill Subsys prescriptions are fully independent. We do not own or have an ownership stake in any pharmacy and do not possess an option to acquire any pharmacy. Our relationships with every pharmacy that fulfills Subsys prescriptions are non-exclusive, in that each of these pharmacies may also fulfill prescriptions for other pharmaceutical manufacturers. For the year ended December 31, 2015, more than 800 independent pharmacies have fulfilled at least one Subsys prescription.

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

We are also developing other product candidates, such as dronabinol line extensions and sublingual spray product candidates. Our most advanced potential cannabinoid line extension is Syndros. This product candidate has demonstrated more rapidly detectable blood levels and a more reliable absorption profile than Marinol in our clinical studies. We believe these attributes may ultimately increase patient compliance because of more rapid onset of action and less dose-to-dose variability, which we believe will allow us to further penetrate and potentially expand the market for the medical use of dronabinol. In August 2015, FDA accepted for filing the NDA for Syndros. The PDUFA goal date for a decision on this NDA is April 1, 2016, which reflects a Standard Review by the FDA.

We produce the API for Syndros at our U.S.-based, state-of-the-art dronabinol manufacturing facility. While we believe that this facility has the capacity to supply sufficient commercial quantities of dronabinol API for our initial launch quantities of Syndros, if approved, and support the continued development of our other dronabinol product candidates in the near-term, we have opened a second dronabinol manufacturing facility, which we anticipate will enable us to supply sufficient commercial quantities of dronabinol API for the anticipated commercialization of our proprietary dronabinol product candidates, if approved.

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

Approved Product Sales.    Our operating results will depend significantly upon our, and any of our third-party distributors’, sales of approved products. During the year ended December 31, 2015 and 2014, all of our net revenues were generated from the sale of our two approved products, Subsys and our discontinued Dronabinol SG Capsule, with sales of Subsys accounting for over 99% of our 2015 and 2014 year-to-date revenues. We entered into a settlement agreement with Mylan in October 2015, which resulted in termination of our former distribution agreement with Mylan. Accordingly, we will not generate any meaningful revenue from the sale of our discontinued Dronabinol SG Capsule in future periods. Our results will depend on prescription volume generally, which we believe will be driven primarily by achievement of broad market acceptance and coverage by third-party payors and effectiveness of the marketing and selling efforts with respect to Subsys. Moreover, our gross margins improve on a unit-by-unit basis as we sell higher dosage strengths of our products. Importantly, the proportion of prescriptions written for repeat Subsys patients has continued to increase since July 2012 from 50% of prescriptions to approximately 92% of prescriptions as of December 31, 2015. Generally, repeat Subsys patients receive significantly higher doses of Subsys on average than first-time patients as patients are titrated from a starter dose of Subsys to their effective dose in accordance with the TIRF REMS protocol.

Third Party Payer Interactions and Government Programs Associated with Reimbursement. Our interaction with third-party payers is critical to the success of our business and financial condition. Our relationships with these third-party payers evolves on a regular basis and is often difficult to predict. By way of example, from time to time, third-party payers modify which drugs they choose to reimburse. For instance, on or around August 1, 2014, ESI officially released its exclusion list of drugs, effective January 1, 2015, in connection with its national preferred formulary. Our product, Subsys, was included on this exclusion list. ESI is a large PBM that administers prescription drug benefits for employers and health plans and runs large mail-order pharmacies. While ESI, like most PBMs, has an exception process that physicians may pursue to have an off-formulary, medically necessary drug covered for patients, this decision will make it difficult for many patients covered through an ESI administered plan to have Subsys covered by insurance. The ESI formulary change did not have a material impact on our net revenue during the year ended December 31, 2015; however, other PBMs may take similar actions and this action by ESI may have a material impact on our net revenue in the future. As we have in the past, we will continue working with other PBMs to evaluate price increases and to communicate with managed care and health-system decision-makers to ensure a balanced approach, which takes into account the clinical performance and efficacy of our products.

In addition, from time to time, our business may be affected by evolving or new governmental programs in the reimbursement landscape. For instance, CMS, which is part of the Department of Health and Human Services, has instituted The Recovery Audit Program whose mission is to identify and correct Medicare improper payments through the efficient detection and collection of overpayments made on claims of health care services provided to Medicare beneficiaries, and the identification of underpayments to providers so that the CMS can implement actions that will prevent future improper payments in all 50 states. We are aware that in January 2016, certain specialty pharmacies received written correspondence from Humana indicating that as a result of a CMS audit, Humana was initiating a deletion of certain PDEs related to Subsys which will result in a reversal and recovery of identified claims paid to certain pharmacies. This audit by CMS may have been part of The Recovery Audit Program or a similar initiative of CMS. Based upon information available to us, all of these claims involve Medicare Part D patients whose prescriptions were in connection with off-label indications and related to approximately $5.6 million in Subsys claims in the aggregate. Upon our inquiry for more information about these matters, Humana notified us that these deletions of certain PDEs resulting from the CMS audit also involve TIRF medications other than Subsys and Humana intends to resolve these matters with the pharmacies. We believe that some affected pharmacies may alter their processes and or protocols related to dispensing off label TIRF prescriptions to Medicare patients as a result of these and similar events.

Investments in Our Infrastructure and Growth.    Our ability to increase our sales and to further penetrate our target market segments is dependent in part on our ability to invest in our infrastructure and in our sales and marketing efforts. In order to drive further growth, we may hire additional sales and marketing personnel and invest in marketing our products to our target physician prescriber base. For example, as of December 31, 2015, we had 343 full-time sales and marketing personnel. This will lead to corresponding increases in our operating expenses, although we anticipate that these investments will result in increased product sales and net revenue. In addition, we have constructed a second dronabinol manufacturing facility, which we anticipate will supply us with sufficient commercial quantities of dronabinol API for the commercialization of our proprietary dronabinol product candidates, if approved. This second facility will also increase our operating expenses.

Product Development and Related Regulatory Processes.    Our operating results will also depend significantly on our research and development activities and related regulatory developments. Our research and development expenses were $55.3 million and $33.1 million for the year ended December 31, 2015 and 2014, respectively. As of December 31, 2015, we had 75 full-time research and development personnel. We expect research and development expenses to increase as we increase related headcount and continue our planned preclinical studies and clinical trials for our product candidates, particularly our proprietary cannabinoid product candidates, including Syndros, and sublingual spray product candidates. We do not expect to realize net revenues from all of these research and development initiatives in the near term and may never realize net revenues from these investments. Due to the risks inherent in conducting preclinical studies and clinical trials, the regulatory approval process and the costs of preparing, filing and prosecuting patent applications, our development completion dates and costs will vary significantly for each product candidate and are very difficult to estimate. The lengthy process of seeking regulatory approvals and the subsequent compliance with applicable regulations require the expenditure of substantial additional resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals or acceptable DEA classifications for our product candidates, in particular those related to Syndros, could cause our research and development expenditures to increase significantly and, in turn, have a material adverse effect on our results of operations.

Basis of Presentation

 Net Revenue

During the year ended December 31, 2012, we began recognizing net revenue from sales of Subsys made by us, and from Dronabinol SG Capsule under our former supply and distribution agreement with Mylan. We sell Subsys in packages of various sized single-dose units in dosage strengths of 100, 200, 400, 600, 800, 1,200 and 1,600 mcg, to wholesale pharmaceutical distributors and retail pharmacies, collectively, our customers, on a wholesale basis. Sales to our customers are subject to specified rights of return. We record revenue for Subsys at the time the wholesaler receives the shipment.

We sold Dronabinol SG Capsule exclusively to Mylan in dosage strengths of 2.5, 5.0 and 10.0 milligrams under the Mylan label. Mylan distributed Dronabinol SG Capsule and on a monthly basis paid us an amount equal to the value of Dronabinol SG Capsule it sold to wholesale pharmaceutical distributors and retail pharmacies, less contractually defined deductions for chargebacks, rebates, sales discounts, distribution and storage fees, and royalties. We were obligated to pay Mylan a royalty between 10% and 20% on Mylan’s net product sales, and a single digit percentage fee on such sales for distribution and storage services. We bore no risk of product return upon acceptance by Mylan. As Mylan had control over the amount it charged to wholesale pharmaceutical distributors for Dronabinol SG Capsule and the discounts offered to the distributors, the sales price was not fixed and determinable at the date we shipped such product to Mylan. Accordingly, we recognized revenue on the sale of Dronabinol SG Capsule upon Mylan’s sale of product to wholesale distributors, which was the point at which the sales price was fixed and determinable. We entered into a settlement agreement with Mylan in October 2015, which resulted in termination of our former distribution agreement with Mylan. Accordingly, we will not generate any meaningful revenue from the sale of Dronabinol SG Capsule in future periods. See Note 7 of the Notes to our Consolidated Financial Statements for a discussion on our dispute with Mylan.

Cost of Revenue, Gross Profit and Gross Margin

Cost of revenue for Subsys consists primarily of materials, third-party manufacturing costs, freight in, indirect personnel costs, and other overhead costs based on units dispensed through patient prescriptions. Cost of revenue for Dronabinol SG Capsule primarily consists of materials, manufacturing costs and third-party assembly and packaging costs based on units sold by Mylan to wholesale distributors. We manufactured the API for Dronabinol SG Capsule at our U.S.-based, dronabinol manufacturing facility. Also included in cost of revenue are charges for reserves for excess, dated or obsolete commercial inventories and production manufacturing variances.

Gross profit is net revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of net revenue.

Sales and Marketing Expenses

Our sales and marketing expenses consist primarily of salaries, commissions, benefits, consulting fees, costs of obtaining prescription and market data, and market research studies related to Subsys. As of December 31, 2015, we had 343 full-time sales and marketing personnel. We expect the number of our sales and marketing personnel to increase as we seek to continue to increase our existing product sales and as any subsequently approved products are commercialized. We expect our sales and marketing expenses, along with our research and development expenses, to be our largest categories of operating expenses for the foreseeable future. In addition, because we use an incentive-based compensation model for our sales professionals, we expect our sales and marketing expenses to fluctuate from period to period based on changes in Subsys net revenue. Specifically, we expect our sales and marketing expenses to increase in the near future to the extent that expected increases in Subsys net revenue are realized.

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

To date, our research and development efforts have been focused primarily on our fentanyl, dronabinol and Cannabidiol programs. As of December 31, 2015, we had 75 full-time research and development personnel. We expect research and development expenses to increase as we increase related headcount and continue our planned preclinical studies and clinical trials for our product candidates, particularly our proprietary dronabinol product candidates, including Syndros. We determine which research and development projects to pursue, as well as the level of funding available for each project, based on the scientific and preclinical and clinical results of each product candidate and related regulatory action.

The following table provides a breakdown of our research and development expenses (in millions):

	Years Ended
	December 31,
	2015	2014	2013
Cannabidiol	$16.3	$5.8	$-
Dronabinol	6.3	1.6	2.0
Buprenorphine/Naloxone	4.6	0.8	0.6
Buprenorphine	3.4	3.4	0.6
Fentanyl	2.8	2.8	0.8
LEP-ETU and IL-13	2.5	1.1	0.2
Naloxone	2.2	0.2	-
Ondansetron	1.4	0.7	-
Other	1.2	-	-
Sildenafil	0.2	0.8	0.2
Internal research and development costs	14.4	15.9	4.1
Total research and development expenses	$55.3	$33.1	$8.5

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, accounting, business development and internal support functions. In addition, general and administrative expenses include facility costs not otherwise included in research and development expenses, and professional fees for legal, consulting and accounting services. As of December 31, 2015, we had 45 full-time general and administrative personnel. We expect general and administrative expense will increase as a result of increasing related headcount, expanding our operating activities and the costs we incur operating as a public company. We expect these increases to include salaries and related expenses, legal and consultant fees, accounting fees, director fees, increased directors’ and officers’ insurance premiums, fees for investor relations services, and enhanced business and accounting systems.

Charges Related to Litigation Award

Charges related to litigation award expenses for the year ended December 31, 2015 represent a legal accrual of $9.5 million related to our dispute with Dr. Kottayil. See Note 7 of the Notes to our Consolidated Financial Statements for a discussion of our ongoing dispute with Dr. Kottayil.

Interest Expense

Prior to our IPO, interest expense consisted primarily of the interest accrued on outstanding promissory notes payable to The John N. Kapoor Trust and the Kapoor Children 1992 Trust. These trusts are controlled by or are affiliated with our founder, Executive Chairman and principal stockholder, Dr. John N. Kapoor. We recorded interest expense of $0.9 million related to accrued interest on these notes during the year ended December 31, 2013. Upon completion of our IPO in May 2013, all outstanding principal and accrued interest on the Kapoor Notes converted into 22,231,024 shares of common stock (7,410,341 on a pre-split basis) and all of the Kapoor Notes were cancelled.

Income Taxes, Net Operating Loss Carryforwards

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

Based on the above, we have estimated the amount of pre-NeoPharm merger federal NOLs that are available to offset post-NeoPharm merger income at approximately $1.2 million as of December 31, 2015, which begin to expire in 2018.

For state tax purposes, we had approximately $268.3 million of state NOLs at December 31, 2015, all of which relate to Illinois. Based on projections and our limited activity in Illinois, we estimate that approximately $259.3 million of these Illinois NOLs will not be utilized. For this reason, we recorded a valuation allowance for the estimated tax benefit relating to this amount, or $20.2 million. The Illinois NOLs began expiring in 2015 if not utilized.

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

Wholesaler Discounts.    We offer discounts to certain wholesale distributors based on contractually determined rates. We accrue the discount as a reduction of receivables due from the wholesalers upon shipment to the respective wholesale distributors and retail pharmacies.

Prompt Pay Discounts.    We offer cash discounts to our customers, generally 2.0% of the sales price, as an incentive for prompt payment. We account for cash discounts by reducing accounts receivable by the full amount.

Stocking Allowances.    We may offer discounts and extended payment terms, generally in the month of the initial commercial launch of a new product and on the first order made by certain wholesale distributors and retail pharmacies based on contractually determined rates. We accrue the discount as a reduction of receivables due from the wholesalers upon shipment to the respective wholesale distributors and retail pharmacies.

Patient Discount Programs.    We offer discount card programs to patients for Subsys in which patients receive discounts on their prescriptions that are reimbursed by us to the retailer. We estimate the total amount that will be redeemed based on a percentage of actual redemption applied to inventory in the distribution and retail channel. The allowance for patient discount programs is included in accrued sales allowances.

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

A roll-forward of our product sales allowances for the years ended December 31, 2015 and 2014 is as follows (in thousands):

		Patient
	Wholesale	Discount
	Discounts (1)	Programs	Rebates	Returns	Total
Balance at December 31, 2013	$2,748	$956	$3,785	$599	$8,088
Revenue allowances:
Provision related to current period sales	22,395	36,471	24,866	2,286	86,018
Provisions related to sales made in prior years	-	239	(656)	539	122
Payment and credits related to sales made in current period	(16,977)	(34,244)	(16,956)	(1,127)	(69,304)
Payment and credits related to sales made in prior periods	(2,748)	(1,195)	(3,129)	(1,138)	(8,210)
Balance at December 31, 2014	$5,418	$2,227	$7,910	$1,159	$16,714
Provision related to current period sales	36,849	60,991	63,402	3,158	164,400
Provisions related to sales made in prior years	-	-	(367)	138	(229)
Payment and credits related to sales made in current period	(30,480)	(53,848)	(41,030)	-	(125,358)
Payment and credits related to sales made in prior periods	(5,418)	(2,227)	(7,543)	(1,257)	(16,445)
Balance at December 31, 2015	$6,369	$7,143	$22,372	$3,198	$39,082

(1)     Includes wholesaler discounts, prompt pay discounts, stocking allowances and government chargebacks.

 Dronabinol SG Capsule

Dronabinol SG Capsule was commercially launched in December 2011 and we sold Dronabinol SG Capsule exclusively to Mylan in dosage strengths of 2.5, 5.0 and 10.0 milligrams under the Mylan label. Mylan distributed Dronabinol SG Capsule and on a monthly basis paid us an amount equal to the value of Dronabinol SG Capsule it sold to wholesale pharmaceutical distributors and retail pharmacies, less contractually defined deductions for chargebacks, rebates, sales discounts, distribution and storage fees, and royalties. We were obligated to pay Mylan a royalty between 10% and 20% on Mylan’s net product sales, and a single digit percentage fee on such sales for distribution and storage services. We bore no risk of product return upon acceptance by Mylan. As Mylan had control over the amount it charged to wholesale pharmaceutical distributors for Dronabinol SG Capsule and the discounts offered to the distributors, the sales price was not fixed and determinable at the date we shipped such product to Mylan. Accordingly, we recognized revenue on the sale of Dronabinol SG Capsule upon Mylan’s sale of product to wholesale distributors, which was the point at which the sales price was fixed and determinable. We entered into a settlement agreement with Mylan in October 2015, which resulted in termination of our former distribution agreement with Mylan. Accordingly, we will not generate any meaningful revenue from the sale of Dronabinol SG Capsule in future periods. See Note 7 of the Notes to our Consolidated Financial Statements for a discussion on our dispute with Mylan.

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

Stock-Based Compensation

Stock-based compensation expense is measured at the grant date, based on the estimated fair value of the award. The cost is recognized, net of forfeitures, in our consolidated financial statements as expense ratably over the employee’s requisite service period or vesting period, which is generally three to four years, on a straight-line basis. Equity awards issued to non-employees are recorded at their fair value on the grant date and are periodically re-measured as the underlying awards vest unless the instruments are fully vested, immediately exercisable and nonforfeitable on the date of grant. Expense recognized for consultant stock options was immaterial for the years ended December 31, 2015 and 2014.

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

Deferred Tax Valuation Allowance

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income as well as feasible tax planning strategies in each taxing jurisdiction in which we operate. Historically, we have recorded a deferred tax valuation allowance in an amount equal to our net deferred tax assets. In the fourth quarter of 2013, we determined that it was more likely than not that we will ultimately be able to utilize deferred tax assets for which a valuation allowance had been provided. Accordingly, during the year ended December 31, 2013, the valuation allowance was reduced by $26.2 million and we recorded a total income tax benefit of $8.8 million. As of December 31, 2015, we have recorded a valuation allowance of $20.2 million, all related to Illinois NOLs expiring before being used.

Recently Issued Accounting Pronouncements

Recent accounting pronouncements which may be applicable to us are described in “Note 2. Significant Accounting Policies” in our Consolidated Financial Statements contained herein in Part II, Item 8.

Results of Operations

The following table presents certain selected consolidated financial data expressed as a percentage of net revenue:

	Years Ended
	December 31,
	2015	2014	2013
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	8.7	10.2	12.8
Gross profit	91.3	89.8	87.2
Operating expenses:
Sales and marketing	24.4	26.2	29.4
Research and development	16.7	14.9	8.5
General and administrative	19.4	19.9	16.5
Charges related to litigation award	2.9	-	-
Total operating expenses	63.4	61.0	54.4
Operating income	27.9	28.8	32.8

Other income (expense):
Interest expense	-	-	(0.9)
Interest income	0.2	0.1	-
Other income (expense), net	0.0	0.0	(0.1)
Total other income (expense)	0.2	0.1	(1.0)

Income before income taxes	28.1	28.9	31.8
Less: income tax expense/(benefit)	10.4	11.8	(8.8)

Net income	17.7%	17.1%	40.6%

Comparison of year ended December 31, 2015 to year ended December 31, 2014

Net Revenue.    Net revenue increased $108.7 million, or 49%, to $330.8 million for the year ended December 31, 2015, compared to $222.1 million for the year ended December 31, 2014. The increase in net revenue was primarily attributable to the $109.9 million, or 50%, increase in net revenue of Subsys to $329.5 million for the year ended December 31, 2015 compared to $219.5 million for the year ended December 31, 2014. The increase in Subsys revenue is primarily as a result of a 30% increase in shipments to pharmaceutical wholesalers and retailers for the year ended December 31, 2015 as compared to the year ended December 31, 2014, as well as a 20% increase in net sales price, which was impacted by price increases in January 2014, April 2014, July 2014, January 2015 and July 2015, combined with changes in mix of prescribed dosages and changes in provisions for wholesaler discounts, patient discounts, rebates and returns. Provisions for wholesaler discounts, patient discounts, rebates and returns increased to $36.8 million, $61.0 million, $63.0 million and $3.3 million, respectively, or 33.2% on a combined basis of gross revenue from the sale of Subsys for the year ended December 31, 2014, compared to $22.4 million, $36.5 million, $24.4 million and $2.8 million, respectively, or 39.2% on a combined basis of gross revenue from the sale of Subsys for the year ended December 31, 2013. The increase in revenue provisions as a percentage of gross revenue was primarily attributable to an increase in the issuance of patient discount credits and rebate claims from managed care organizations and government programs. We expect net revenue from sales of Subsys to continue to increase during 2016 due primarily to anticipated increases in unit prices and in the number of prescriptions fulfilled, combined with changes in prescription strength mix. The increase in sales of Subsys was partially offset by a decrease in sales of Dronabinol SG Capsule of $1.3 million to $1.3 million for the year ended December 31, 2015, compared to $2.6 million for the year ended December 31, 2014. We entered into a settlement agreement with Mylan in October 2015, which resulted in termination of our former distribution agreement with Mylan. Accordingly, we will not generate any meaningful revenue from the sale of Dronabinol SG Capsule in future periods. See Note 7 in our Consolidated Financial Statements contained herein for a discussion on our dispute with Mylan.

Cost of Revenue, Gross Profit and Gross Margin.    Cost of revenue increased $6.3 million to $28.9 million for the year ended December 31, 2015 compared to $22.6 million for the year ended December 31, 2014. The increase in cost of revenue was primarily attributable to the increase in sales of Subsys during the year ended December 31, 2015. Gross profit increased $102.4 million to $301.9 million for the year ended December 31, 2015 compared to $199.5 million for the year ended December 31, 2014. Gross margin for the year ended December 31, 2015 was approximately 91% compared to approximately 90% for the year ended December 31, 2014. The increase in gross margin was due primarily to a higher mix of sales of Subsys, which yields higher gross margins than sales of Dronabinol SG Capsule, and the effects of the 2014 inventory expiry issue described below. Subsys gross margin was approximately 92% and 91% for the years ended December 31, 2015 and 2014, respectively. This increase in 2015 is attributable to a shift in sales mix to higher margin products in 2015 as repeat patients progress to higher dosage prescriptions.

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

Sales and Marketing Expense.    Sales and marketing expense increased $22.6 million to $80.7 million for the year ended December 31, 2015 compared to $58.1 million for the year ended December 31, 2014. The increase in sales and marketing expense was due primarily to sales compensation expense and incremental product marketing expense associated with the increase in sales of Subsys.

Research and Development Expense.    Research and development expense increased $22.2 million to $55.3 million for the year ended December 31, 2015 compared to $33.1 million for the year ended December 31, 2014. The increase in research and development expense was due primarily to an increase in research and development personnel and to clinical and development expenses incurred during 2015 related to our growing product pipeline.

General and Administrative Expense.    General and administrative expense increased $19.7 million to $64.0 million for the year ended December 31, 2015 compared to $44.3 million for the year ended December 31, 2014. The increase in general and administrative expense was due primarily to increases in legal expense incurred in connection with various ongoing government investigation and subpoena related matters, which increased $7.9 million to $13.8 million for the year ended December 31, 2015 compared to $5.9 million for the year ended December 31, 2014. Legal expenses associated with litigation and other matters decreased $5.4 million to $5.6 million for the year ended December 31, 2015 compared to $11.0 million for the year ended December 31, 2014.  Also contributing to the increase in general and administrative expense was an increase in stock-based compensation costs of $10.0 million to $19.8 million for the year ended December 31, 2015 compared to $9.8 million for the year ended December 31, 2014. The other increases in general and administrative expense resulted from growth in administrative infrastructure to support the growth of the business.   We expect to continue to incur significant legal expense for the foreseeable future until government investigations and subpoena related matters are resolved.  Such costs could materially exceed the amounts we have historically incurred in connection with government investigations and subpoena related matters on an annual basis.

Charges Related to Litigation Award. Charges related to litigation award for the year ended December 31, 2015 represents a $9.5 million legal expense accrual associated with our dispute with Dr. Kottayil. See Note 7 of the Notes to our Consolidated Financial Statements for a discussion on our ongoing dispute with Dr. Kottayil. There was no similar expense for the year ended December 31, 2014.

Interest Income/(Expense). We reported interest income of $0.5 million for the year ended December 31, 2015 and $0.2 million for the year ended December 31, 2014 as a result of our investing excess cash.

Income Tax Expense/Benefit.     Provision for income taxes was $34.5 million for the year ended December 31, 2015 representing an effective tax rate of 37.1%. Provision for income taxes was $26.2 million for the year ended December 31, 2014 representing an effective tax rate of 40.8%.

Comparison of year ended December 31, 2014 to year ended December 31, 2013

Net Revenue.    Net revenue increased $122.8 million, or 124%, to $222.1 million for the year ended December 31, 2014, compared to $99.3 million for the year ended December 31, 2013. The increase in net revenue was primarily attributable to the $123.8 million, or 129%, increase in net revenue of Subsys to $219.5 million for the year ended December 31, 2014 compared to $95.7 million for the year ended December 31, 2013. The increase in Subsys revenue is primarily as a result of a 99% increase in shipments to pharmaceutical wholesalers for the year ended December 31, 2014, as compared to the year ended December 31, 2013, as well as a 30% increase in net sales price, which was impacted by price increases in February 2013,January 2014, April 2014 and July 2014, combined with changes in mix of prescribed dosages and changes in provisions for wholesaler discounts, patient discounts, rebates and returns. Provisions for wholesaler discounts, patient discounts, rebates and returns increased to $22.4 million, $36.5 million, $24.4 million and $2.8 million, respectively, or 39.2% on a combined basis of gross revenue from the sale of Subsys for the year ended December 31, 2014, compared to $9.0 million, $10.4 million and $7.4 million, and $1.3 million, respectively, or 29.4% on a combined basis of gross revenue from the sale of Subsys for the year ended December 31, 2013. The increase in revenue provisions as a percentage of gross revenue was primarily attributable to an increase in the issuance of patient discount credits and rebate claims from managed care organizations and government programs. The increase in sales of Subsys was partially offset by a decrease in sales of Dronabinol SG Capsule of $1.0 million to $2.6 million for the year ended December 31, 2014, compared to $3.6 million for the year ended December 31, 2013. The decrease in sales of Dronabinol SG Capsule was due primarily to a dispute with our exclusive distributor of Dronabinol SG Capsule and the resulting impact of reduced product supply and lower selling prices since 2012.

Cost of Revenue, Gross Profit and Gross Margin.    Cost of revenue increased $9.9 million to $22.6 million for the year ended December 31, 2014 compared to $12.7 million for the year ended December 31, 2013. The increase in cost of revenue was primarily attributable to the increase in sales of Subsys during the year ended December 31, 2014. Gross profit increased $112.9 million to $199.5 million for the year ended December 31, 2014 compared to $86.6 million for the year ended December 31, 2013. Gross margin for the year ended December 31, 2014 was approximately 90% compared to approximately 87% for the year ended December 31, 2013. The increase in gross margin was due primarily to a higher mix of sales of Subsys, which yields higher gross margins than sales of Dronabinol SG Capsule. Subsys gross margin was approximately 91% and 90% for the years ended December 31, 2014 and 2013, respectively. This increase in 2014 was attributable to a shift in sales mix to higher margin products in 2013 as repeat patients progress to higher dosage prescriptions.

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

General and Administrative Expense.    General and administrative expense increased $27.9 million to $44.3 million for the year ended December 31, 2014 compared to $16.4 million for the year ended December 31, 2013. The increase in general and administrative expense was due primarily to increases in legal expense incurred in connection with various ongoing government investigation and subpoena related matters, which increased $5.7 million to $5.9 million for the year ended December 31, 2014 compared to $0.2 million for the year ended December 31, 2013. Legal expenses associated with litigation and other matters increased $9.5 million to $11.0 million for the year ended December 31, 2014 compared to $1.5 million for the year ended December 31, 2013.  Also contributing to the increase in general and administrative expense were increases in stock-based compensation costs of $4.4 million to $9.8 million for the year ended December 31, 2014 compared to $5.4 million for the year ended December 31, 2013. Other increases in general and administrative expense resulted from growth in administrative infrastructure to support the growth of the business combined with increased cost of being a public company during 2014.

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

On May 7, 2013, we completed our IPO, pursuant to which we sold 13,800,000 shares of our common stock (4,600,000 on a pre-split basis) at a price of $2.66 per share ($8.00 on a pre-split basis), which included the underwriters’ exercise of their over-allotment option. As a result of the IPO, we raised a total of $32.5 million in net proceeds after deducting underwriting discounts and commissions of $2.6 million and offering expenses of $1.8 million. These costs have been recorded as a reduction of the proceeds received in arriving at the amount recorded in additional paid-in capital. Upon completion of the IPO, all outstanding shares of our preferred stock were converted into 25,586,580 shares of common stock (8,528,860 on a pre-split basis).

Since the completion of our IPO, we have financed our operations principally with existing cash on hand and cash flows from operations.

Cash Flows

The following table shows a summary of our cash flows for the years indicated (in millions):

	Years Ended
	December 31,
	2015	2014	2013
Net cash provided by operating activities	$100.9	$49.7	$24.2
Net cash used in investing activities	(88.8)	(69.9)	(5.5)
Net cash provided by financing activities	9.3	32.9	26.3

Net increase (decrease) in cash and cash equivalents	21.4	12.7	45.0
Cash and cash equivalents, beginning of period	58.1	45.4	0.4

Cash and cash equivalents, end of period	$79.5	$58.1	$45.4

Cash Flows from Operating Activities. Net cash provided by operating activities was $100.9 million and $49.7 million for the year ended December 31, 2015 and 2014, compared to $24.2 million for the year ended December 31, 2013. The net cash provided during the years indicated primarily reflects net income driven primarily by the growth in Subsys net sales, adjusted in part by depreciation and amortization, stock-based compensation expense, deferred income taxes, excess tax benefits on stock options and awards and non-cash interest expense and is also impacted by changes in working capital.

Cash Flows from Investing Activities. Net cash used in investing activities was $88.8 million and $69.9 million for the years ended December 31, 2015 and 2014, compared to $5.5 million for the year ended December 31, 2013. During 2015, we invested $74.9 million of excess cash in short-term and long-term investments and we also invested $13.8 million for purchases of equipment and leasehold improvements. During 2014, we invested $48.0 million of excess cash in short-term and long-term investments and we also invested $22.2 million for purchases of equipment and leasehold improvements, including $18.0 million in connection with the construction of our second dronabinol facility. During 2013, our investing cash flows consisted primarily of expenditures on our dronabinol facility.

Cash Flows from Financing Activities.     Net cash provided by financing activities were $9.3 million and $32.9 million for the years ended December 31, 2015 and 2014, compared to $26.3 million for the year ended December 31, 2013. During the year ended December 31, 2015, we recognized $13.6 million of financing cash flows from excess tax benefits on stock options and awards, $9.5 million from the proceeds from exercise of stock options and $2.6 million of proceeds from shares issued under an employee stock purchase plan, partially offset by $16.5 million expended to repurchase shares of our common stock. During the year ended December 31, 2014, we recognized $22.0 million of financing cash flows from excess tax benefits on stock options and awards, $9.0 million from the proceeds from exercise of stock options and $2.0 million of proceeds from shares issued under an employee stock purchase plan. During the year ended December 31, 2013, we received $32.5 million in net proceeds in connection with our IPO. We used $11.9 million of these proceeds to pay in full the credit facility with Bank of America. During the year ended December 31, 2013, we also received proceeds of $2.1 million from the exercise of stock options and $0.9 million of proceeds from shares issued under an employee stock purchase program. Additionally, we recognized excess tax benefits on stock options and awards of $2.7 million.

We invoice wholesalers upon shipment of Subsys. To date, our wholesalers have typically paid us 30 to 60 days from their applicable invoice dates.

Our cash flows for 2016 and beyond will depend on a variety of factors, including sales of Subsys and Dronabinol SG Capsule and any additional approved products, regulatory approvals, investments in manufacturing and production such as our planned second dronabinol manufacturing facility, capital equipment, and research and development. We expect our net cash inflows from operating activities to increase as we expect to increase sales of Subsys, partially offset by anticipated expansion in sales and marketing, research and development, manufacturing, and general and administrative expenses as a public company.

Funding Requirements

We believe that the cash from operations and our pre-existing cash and cash equivalents and investments, together with interest thereon, will be sufficient to fund our operations for at least the next 12 months.

Because of the numerous risks and uncertainties associated with commercialization of Subsys and the development of our other product candidates, we are unable to predict the amounts of increased capital outlays and operating expenditures associated with our current anticipated product introduction, clinical trials and preclinical studies. The timing and amounts of our funding requirements will depend on numerous factors, including but not limited to:

●	the levels and mix of our product sales;

●

the rates of progress, costs and outcomes of our clinical trials and other product development programs, including for Syndros and any other product candidates that we may develop, in-license or acquire;

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

Although we generated cash from operating activities during the year ended December 31, 2015 and we expect to continue to fund our operations primarily from operating activities, we cannot guarantee that we will generate sufficient operating cash flows to fund our planned activities. We cannot be sure that additional financing will be available when needed, or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. If we raise additional funds by issuing equity or convertible securities, substantial dilution to existing stockholders will likely result. If we raise additional funds by incurring new debt obligations, the terms of the debt will likely require significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Contractual Obligations

Contractual Obligations	Total	Payments Due in Less Than 1 Year	Payments Due in 1-3 Years	Payments Due in 3-5 Years	Payments Due in More Than 5 Years
Operating leases	$17,517	$2,669	$5,333	$5,674	$3,841
Purchase obligations	70,530	2,000	25,100	39,100	4,330
	$88,047	$4,669	$30,433	$44,774	$8,171

Off-Balance Sheet Arrangements

During the year ended December 31, 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

ITEM 7A.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2015, $20.4 million of our cash equivalent investments was in money market securities that are reflected as cash equivalents because all maturities are within 90 days. Included in money market securities are commercial paper, Federal agency discount notes and money market funds. We believe our interest rate risk with respect to these investments is limited due to the short-term duration of these arrangements and the yields earned, which approximate current interest rates.

Our policy for our short-term and long-term investments is to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. Our investment portfolio, consisting of fixed income securities that we hold on an available-for-sale basis, was approximately $122.8 million as of December 31, 2015, and $48.0 million as of December 31, 2014. These securities, like all fixed income instruments, are subject to interest rate risk and would likely decline in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase.

The following table provides information about our available-for-sale securities that are sensitive to changes in interest rates. We have aggregated our available-for-sale securities for presentation purposes since they are all very similar in nature (dollar amounts in millions):

Interest Rate Sensitivity

Principal Amount by Expected Maturity as of December 31, 2015

	Financial instruments mature during year ended:
	2016	2017	2018	2019	2020	Thereafter
CD's and available-for-sale securities	$82.8	$30.7	$12.5	$-	$-	$-
Weighted-average yield rate	0.38%	0.23%	0.12%	-	-	-

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

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Insys Therapeutics, Inc.

Chandler, Arizona

We have audited the accompanying consolidated balance sheets of Insys Therapeutics, Inc. (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of comprehensive income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insys Therapeutics, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company changed the classification of deferred taxes in the consolidated balance sheet in 2015, due to the adoption of ASU 2015-17, Balance Sheet Classification of Deferred Taxes. This change was applied retrospectively to all periods presented.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Insys Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 26, 2016 expressed an adverse opinion thereon.

/s/ BDO USA, LLP

Phoenix, Arizona

February 26, 2016

INSYS THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2015	2014

Assets
Current Assets:
Cash and cash equivalents	$79,515	$58,106
Short-term investments	79,576	24,757
Accounts receivable, net of allowances of $7,180 and $5,816 at December 31, 2015 and 2014, respectively	48,459	26,544
Inventories	41,715	34,781
Prepaid expenses and other assets	3,973	2,243
Total current assets	253,238	146,431
Property and equipment, net	38,382	29,872
Long-term investments	43,219	23,262
Deferred income tax assets	16,331	12,213
Other assets	26	3,343
Total assets	$351,196	$215,121

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$36,354	$27,454
Accrued compensation	10,225	6,926
Accrued sales allowances	32,713	11,296
Accrued litigation award	9,567	-
Total current liabilities	88,859	45,676
Uncertain income tax position	8,635	3,778
Total liabilities	97,494	49,454

Commitments and contingencies

Stockholders' Equity:
Preferred stock (par value $0.01 per share; 10,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2015 and 2014, respectively)	-	-
Common stock (par value $0.01 per share; 100,000,000 shares authorized; 71,907,858 and 70,702,688 shares issued and outstanding as of December 31, 2015 and 2014, respectively)	719	707
Additional paid in capital	245,736	216,061
Unrealized gain (loss) on available-for-sale securities	(152)	(24)
Notes receivable from stockholders	(21)	(21)
Retained earnings (accumulated deficit)	7,420	(51,056)
Total stockholders' equity	253,702	165,667

Total liabilities and stockholders' equity	$351,196	$215,121

See accompanying notes to consolidated financial statements.

INSYS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except share and per share data)

	Years Ended December 31,
	2015	2014	2013

Net revenue	$330,797	$222,125	$99,289
Cost of revenue	28,854	22,578	12,665
Gross profit	301,943	199,547	86,624
Operating expenses:
Sales and marketing	80,668	58,105	29,194
Research and development	55,281	33,136	8,499
General and administrative	64,049	44,283	16,372
Charges related to litigation award	9,515	-	-
Total operating expenses	209,513	135,524	54,065
Operating income	92,430	64,023	32,559

Other income (expense):
Interest expense	-	-	(950)
Interest income	502	151	22
Other income (expense), net	36	2	(54)
Total other income	538	153	(982)

Income before income taxes	92,968	64,176	31,577
Less: income tax expense/(benefit)	34,492	26,199	(8,800)

Net income	$58,476	$37,977	$40,377
Unrealized loss on available-for-sale securities	(128)	(24)	-
Total comprehensive income	$58,348	$37,953	$40,377

Net income per common share:
Basic	$0.82	$0.55	$0.78
Diluted	$0.77	$0.52	$0.70
Weighted average common shares outstanding
Basic	71,592,581	68,759,070	51,839,536
Diluted	75,707,651	73,335,132	57,469,234

See accompanying notes to consolidated financial statements.

INSYS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

						Unrealized
						Loss on	Notes	Retained
	Convertible				Additional	Available-	Receivable	Earnings
	Preferred Stock		Common Stock		Paid in	For-Sale	From	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Securities	Stockholders	Deficit)	Total
Balance at December 31, 2012	14,864,607	$149	2,568,116	$26	$64,578	$-	$(21)	$(129,410)	$(64,678)
Conversion of preferred to common stock	(14,864,607)	(149)	25,586,580	256	(107)	-	-	-	-
Conversion of notes payable to common stock	-	-	22,231,024	222	59,062	-	-	-	59,284
Issuance of common stock - initial public offering	-	-	13,800,000	138	32,318	-	-	-	32,456
Issuance of common stock - employee stock purchase plan	-	-	376,110	4	848	-	-	-	852
Exercise of stock options	-	-	1,807,954	18	2,084	-	-	-	2,102
Excess tax benefits on stock options and awards	-	-	-	-	2,745	-	-	-	2,745
Stock based compensation - stock options and awards	-	-	-	-	6,339	-	-		6,339
Net income	-	-		-	-	-	-	40,377	40,377
Balance at December 31, 2013	-	-	66,369,784	664	167,867	-	(21)	(89,033)	79,477
Exercise of stock options	-	-	3,616,790	36	8,920	-	-	-	8,956
Issuance of common stock- employee stock purchase plan			716,114	7	1,982	-	-	-	1,989
Excess tax benefits on stock options and awards			-	-	22,003	-	-	-	22,003
Stock based compensation - stock options and awards	-	-	-	-	15,289	-	-	-	15,289
Unrealized loss on available-for-sale securities	-	-	-	-	-	(24)	-	-	(24)
Net income			-	-	-	-	-	37,977	37,977
Balance at December 31, 2014	-	-	70,702,688	707	216,061	(24)	(21)	(51,056)	165,667
Exercise of stock options	-	-	1,607,683	16	9,508	-	-	-	9,524
Issuance of common stock- employee stock purchase plan	-	-	151,906	2	2,645	-	-	-	2,647
Excess tax benefits on stock options and awards	-	-	-	-	13,593	-	-	-	13,593
Stock based compensation - stock options and awards	-	-	5,781	-	20,382	-	-	-	20,382
Unrealized loss on available-for-sale securities	-	-	-	-	-	(128)	-	-	(128)
Repurchase of common stock			(560,200)	(6)	(16,453)	-	-	-	(16,459)
Net income			-	-	-	-	-	58,476	58,476
Balance at December 31, 2015	-	$-	71,907,858	$719	$245,736	$(152)	$(21)	$7,420	$253,702

See accompanying notes to consolidated financial statements.

INSYS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$58,476	$37,977	$40,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,291	2,500	1,788
Stock-based compensation	20,382	15,289	6,339
Deferred income tax benefit	(4,118)	(175)	(12,038)
Loss on disposal of assets	41	-	-
Excess tax benefits on stock options and awards	(13,593)	(22,003)	(2,745)
Interest expense accrued on notes payable	-	-	900
Changes in operating assets and liabilities:
Accounts receivable	(21,915)	(10,230)	(13,224)
Inventories	(6,934)	(20,253)	(7,433)
Prepaid expenses and other current assets	1,586	(3,816)	(365)
Accounts payable, accrued expenses and other current liabilities	52,211	50,375	14,417
Deferred revenue	-	-	(3,767)
Accrued litigation award	9,423	-	-
Net cash provided by operating activities	100,850	49,664	24,249

Cash flows from investing activities:
Change in restricted cash	-	400	(400)
Purchase of investments	(74,904)	(48,043)	-
Purchases of property and equipment	(13,842)	(22,245)	(5,125)
Net cash used in investing activities	(88,746)	(69,888)	(5,525)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,647	1,989	852
Excess tax benefits on stock options and awards	13,593	22,003	2,745
Proceeds from exercise of stock options	9,524	8,956	2,102
Repurchase of common stock	(16,459)	-	-
Net repayments on line of credit	-	-	(11,858)
Proceeds from issuance of common stock - initial public offering	-	-	32,456
Net cash provided by financing activities	9,305	32,948	26,297

Change in cash and cash equivalents	21,409	12,724	45,021

Cash and cash equivalents, beginning of period	58,106	45,382	361

Cash and cash equivalents, end of period	$79,515	$58,106	$45,382

Supplemental cash flow disclosures:
Cash paid for interest expense	$-	$-	$51
Cash paid for income taxes	$15,351	$2,975	$991

See accompanying notes to consolidated financial statements.

INSYS THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        Nature of Business

Insys Therapeutics, Inc., which was incorporated in Delaware in June 1990, and our subsidiaries (collectively, “we,” “us,” and “our”) maintain headquarters in Chandler, Arizona.

We are a specialty pharmaceutical company that develops and commercializes innovative supportive care products. We have one marketed product and one discontinued product: Subsys, a proprietary sublingual fentanyl spray for breakthrough cancer pain in opioid-tolerant patients and Dronabinol SG Capsule, a generic equivalent to Marinol, an approved second-line treatment for chemotherapy-induced nausea and vomiting and anorexia associated with weight loss in patients with AIDS, respectively. In October 2015, we entered into a settlement agreement with Mylan, our former exclusive distributor of Dronabinol SG Capsule and terminated our distribution agreement with Mylan and thus no longer market Dronabinol SG Capsule.

2.        Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Insys Therapeutics, Inc. and its wholly-owned subsidiary, Insys Pharma, Inc. (“Insys Pharma”). All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

 Reclassification

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

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

Subsys

Subsys was commercially launched in March 2012, and is available through a U.S. Food and Drug Administration (“FDA”) mandated Risk Evaluation and Mitigation program known as the Transmucosal Immediate Release Fentanyl program (“TIRF REMS”). We sell Subsys in the United States primarily to wholesale pharmaceutical distributors and to a lesser extent, specialty retail pharmacies, or collectively our customers, on a wholesale basis, subject to rights of return within a period beginning six months prior to, and ending 12 months following, product expiration. Subsys currently has a shelf life of 36 months from the date of manufacture. Given the limited sales history of prescriptions of Subsys prior to the fourth quarter of 2013, we were not able to reliably estimate expected returns of the product at the time of shipment prior to the fourth quarter of 2013. Accordingly, we initially deferred the recognition of revenue and related product costs of Subsys product shipments until the product was dispensed through patient prescriptions. The quantity of prescription units dispensed was estimated using an analysis of third-party information, including TIRF REMS mandated data and third-party market research data. Beginning in the fourth quarter of 2013, we were able to reasonably estimate product returns of Subsys. Therefore, we began recognizing revenue for Subsys sales at the time of shipment. Accordingly, in the fourth quarter of 2013, we recognized a one-time increase of $1.5 million in net product sales of Subsys, representing product sales previously deferred, net of estimated product returns, wholesaler discounts, prompt pay discounts, stocking allowances, patient discount programs, rebates, and chargebacks. Including deferred cost of sales, this change resulted in a one-time $0.9 million increase to operating income for the year ended December 31, 2013.

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

Wholesaler Discounts.    We offer discounts to certain wholesale distributors based on contractually determined rates. We accrue the discount as a reduction of receivables due from the wholesalers upon shipment to the respective wholesale distributors and retail pharmacies.

Prompt Pay Discounts.    We offer cash discounts to our customers, generally 2.0% of the sales price, as an incentive for prompt payment. We account for cash discounts by reducing accounts receivable by the full amount and recognize the discount as a reduction of revenue in the same period the related revenue is recognized.

Stocking Allowances.    We may offer discounts and extended payment terms, generally in the month of the initial commercial launch of a new product and on the first order made by certain wholesale distributors and retail pharmacies based on contractually determined rates. We accrue the discount as a reduction of receivables due from the wholesalers upon shipment to the respective wholesale distributors and retail pharmacies.

Patient Discount Programs.    We offer discount card programs to patients for Subsys in which patients receive discounts on their prescriptions that are reimbursed by us to the retailer. We estimate the total amount that will be redeemed based on a percentage of actual redemption applied to inventory in the distribution and retail channel. The allowance for patient discount programs is included in accrued sales allowances.

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

Dronabinol SG Capsule

Dronabinol SG Capsule was commercially launched in December 2011, and we sold Dronabinol SG Capsule exclusively to Mylan Pharmaceuticals, Inc. (“Mylan”) in the United States under a former supply and distribution agreement. Pursuant to the terms of the Mylan agreement, we manufactured Dronabinol SG Capsule under the Mylan label. Mylan distributed Dronabinol SG Capsule and on a monthly basis paid us an amount equal to the value of Dronabinol SG Capsule it sold to wholesale pharmaceutical distributors, less contractually defined deductions for chargebacks, rebates, sales discounts, distribution and storage fees, and royalties. Under the terms of the supply and distribution agreement with Mylan, we were obligated to pay Mylan a royalty of between 10% and 20% on Mylan’s net product sales, and a single digit percentage fee on such sales for distribution and storage services. We bore no risk of product return upon acceptance by Mylan. As Mylan had control over the amount it charged to wholesale pharmaceutical distributors for Dronabinol SG Capsule and the discounts offered to the distributors, the sales price was not fixed and determinable at the date we shipped such products to Mylan. Accordingly, we recognized revenue upon Mylan’s sale of products to wholesale distributors, which was the point at which the sales price was fixed and determinable. We were involved in a dispute with Mylan that commenced in May 2013 and which ultimately led to an arbitration proceeding with the American Arbitration Association (Case No. 55 122 00119 13). In October 2015, we entered into a settlement agreement and full and final mutual and general release with Mylan which settled the claims in dispute and resulted in the termination of this relationship and confirmed the termination of the former supply and distribution agreement. We do not have any current plans to manufacture or market this product in the future.

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

Short-Term and Long-Term Investments

Our policy for short-term and long-term investments is to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. Short-term and long-term investments consist of corporate, various government agency and municipal debt securities, as well as certificates of deposit that have maturity dates that are greater than 90 days. Certificates of deposit are carried at cost which approximates fair value. We classify our marketable securities as available-for-sale in accordance with FASB Accounting Standards Codification Topic 320, Investments — Debt and Equity Securities. Available-for-sale securities are carried at fair value with unrealized gains and losses reported in stockholders’ equity. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in impairment of the fair value of the investment. We did not have any realized gains or losses or decline in values judged to be other than temporary during the year ended December 31, 2015. If we had realized gains and losses and declines in value judged to be other than temporary, we would have been required to include those changes in other expense in the consolidated statements of income and comprehensive income. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security. The cost of securities sold is calculated using the specific identification method. At December 31, 2015, our certificates of deposit as well as our marketable securities have been recorded at an estimated fair value of $3,155,000, $79,576,000 and $43,219,000 in cash and cash equivalents, short-term investments and long-term investments, respectively.

Accounts Receivable, Net

Trade accounts receivable are recorded at the invoice amount net of allowances for wholesaler discounts, prompt pay discounts, stocking allowances, and doubtful accounts. See “Revenue Recognition” above for a description of our wholesaler discounts, prompt pay discounts, stocking allowances and chargebacks. We evaluate the collectability of our accounts receivable based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and historical experience.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Maintenance and repairs that do not extend the life of assets are charged to expense when incurred. When property and equipment is disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reported in the period the transaction takes place.

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

Advertising and Marketing

Advertising and marketing costs are expensed as incurred. Advertising expense totaled $1,166,000, $800,000 and $645,000 for the three years ending December 31, 2015, 2014 and 2013, respectively.

Legal Fees

Legal fees are expensed as incurred. Accordingly, we do not accrue for estimated future legal fees to be incurred in connection with litigation and other related legal matters. Legal expense totaled $19,448,000, $16,926,000 and $1,715,000 for the three years ending December 31, 2015, 2014 and 2013, respectively.

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

●

Volatility - Prior to our IPO, we did not have a reliable history of market prices for our common stock. Following our IPO, while we have an active trading market, we do not have sufficient historical data to accurately estimate volatility for the period equivalent to the expected term of the stock option grants. Accordingly, we estimate the expected stock price volatility for our common stock by taking the median historical stock price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants.

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures requirement. ASU 2014-15 (1) provides a definition of the term substantial doubt, (2) requires an evaluation every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for the annual reporting period ending after December 15, 2016, and for annual periods and interim periods thereafter. We do not expect the adoption of this guidance will have a material impact on our consolidated financial position, results of operations or cash flows.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 primarily provides that an entity using an inventory method other than last-in, first out ("LIFO") or the retail inventory method should measure inventory at the lower of cost and net realizable value. The new guidance clarifies that net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This standard is effective for annual reporting periods beginning after December 15, 2016. We are currently evaluating the effect of adoption of this standard, if any, on our consolidated financial position, results of operations or cash flows.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 470): Balance Sheet Classification of Deferred Taxes. The amendments in ASU 2015-17 eliminate the requirement to bifurcate deferred taxes between current and non-current on the balance sheet and requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. The amendments for ASU-2015-17 can be applied retrospectively or prospectively and early adoption is permitted. We early-adopted the ASU 2015-17 as of December 31, 2015 and the statement of financial position as of this date reflects the revised classification of current deferred tax assets and liabilities as noncurrent. We elected to adopt the ASU retrospectively and, accordingly, the statement of financial position as of December 31, 2014 also reflects the revised classification of current deferred tax assets and liabilities as noncurrent.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is not permitted. We are currently evaluating the effect of adoption of this standard, if any, on our consolidated financial position, results of operations or cash flows.

3.	Short-Term and Long-Term Investments

Investments consisted of the following at December 31, 2015 (in thousands):

	December 31, 2015
	Cost	Unrealized Gains	Unrealized Losses	Other- Than- Temporary Impairment Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$55,987	$-	$-	$-	$55,987	$55,987	$-	$-
Money market securities	20,373	-	-	-	20,373	20,373	-	-
Certificates of deposit	26,223	-	-	-	26,223	-	16,637	9,586
Marketable securities:
Corporate securities	27,186	-	(68)	-	27,118	1,621	19,181	6,316
Federal agency securities	18,823	-	(65)	-	18,758	-	10,129	8,629
Municipal securities	53,870	16	(35)	-	53,851	1,534	33,629	18,688
Total marketable securities	99,879	16	(168)	-	99,727	3,155	62,939	33,633

	$202,462	$16	$(168)	$-	$202,310	$79,515	$79,576	$43,219

Investments consisted of the following at December 31, 2014 (in thousands):

	December 31, 2014
	Cost	Unrealized Gains	Unrealized Losses	Other- Than- Temporary Impairment Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$44,785	$-	$-	$-	$44,785	$44,785	$-	$-
Money market securities	13,321	-	-	-	13,321	13,321	-	-
Certificates of deposit	12,657	-	-	-	12,657	-	3,160	9,497
Marketable securities:				-
Corporate securities	10,837	-	(26)	-	10,811	-	6,229	4,582
Federal agency securities	9,512	-	(10)	-	9,502	-	5,009	4,493
Municipal securities	15,037	15	(3)	-	15,049	-	10,359	4,690
Total marketable securities	35,386	15	(39)	-	35,362	-	21,597	13,765

	$106,149	$15	$(39)	$-	$106,125	$58,106	$24,757	$23,262

The amortized cost and estimated fair value of the marketable securities, by maturity, are shown below (in thousands):

	December 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Marketable securities:
Due in one year or less	$66,148	$66,094	$21,597	$21,597
Due after one year through 5 years	33,731	33,633	13,789	13,765
Due after 5 years through 10 years	-	-	-	-
Due after 10 years	-	-	-	-

	$99,879	$99,727	$35,386	$35,362

The following table shows the gross unrealized losses and the fair value of our investments, with unrealized losses that are not deemed to be other-than-temporarily impaired aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2015				December 31, 2014
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Marketable securities:
Corporate securities	$25,137	$(68)	$-	$-	$9,809	$(26)	$-	$-
Federal agency securities	18,759	(65)	-	-	6,490	(10)	-	-
Municipal securities	22,981	(35)	-	-	1,832	(3)	-	-

	$66,877	$(168)	$-	$-	$18,131	$(39)	$-	$-

As of December 31, 2015 and 2014, we have concluded that the unrealized losses on our marketable securities are temporary in nature. Marketable securities are reviewed quarterly for possible other-than-temporary impairment. This review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the expectation for that security’s performance and the creditworthiness of the issuer. Additionally, we do not intend to sell, and it is not probable that we will be required to sell, any of the securities before the recovery of their amortized cost basis.

4.     Fair Value Measurement

At December 31, 2015 and 2014, we held short-term and long-term investments, as described in Note 3, that are required to be measured at fair value on a recurring basis.  All available-for-sale investments held by us at December 31, 2015 and 2014 have been valued based on Level 2 inputs. Available-for-sale securities classified within Level 2 of the fair value hierarchy are valued utilizing reports from third-party asset managers that hold our investments, showing closing prices on the last business day of the period presented. These asset managers utilize an independent pricing source to obtain quotes for most fixed income securities, and utilize internal procedures to validate the prices obtained. In addition, we use an independent third-party to perform price testing, comparing a sample of quoted prices listed in the asset managers’ reports to quotes listed through a public quotation service.

Our investments measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at December 31, 2015 were as follows (in thousands):

	Fair Value Measurement at Reporting Date
	Total	Quoted Prices in active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
Corporate securities	$27,118	$-	$27,118	$-
Federal agency securities	18,758	-	18,758	-
Municipal securities	53,851	-	53,851	-

Total assets measured at fair value	$99,727	$-	$99,727	$-

Our investments measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at December 31, 2014 were as follows (in thousands):

	Fair Value Measurement at Reporting Date
	Total	Quoted Prices in active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
Corporate securities	$10,811	$-	$10,811	$-
Federal agency securities	9,502	-	9,502	-
Municipal securities	15,049	-	15,049	-

Total assets measured at fair value	$35,362	$-	$35,362	$-

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

The components of inventories, net of allowances, are as follows (in thousands):

	December 31, 2015	December 31, 2014
Finished goods	$28,216	$30,998
Work-in-process	7,018	4,316
Raw materials and supplies	6,481	2,785
Total inventories	41,715	38,099
Less: non-current work-in-process	-	(3,318)
	$41,715	$34,781

As of December 31, 2015 and 2014, raw materials inventories consisted of raw materials used in the manufacture of the active pharmaceutical ingredient (“API”) in our U.S.-based, state-of-the-art dronabinol manufacturing facility and component parts and packaging materials used in the manufacture of Subsys. Work-in-process consists of actual production costs, including facility overhead and tolling costs of in-process dronabinol and Subsys products. Finished goods inventories consisted of finished Subsys products. Non-current work-in-process represent those inventories pending FDA approval which is not expected within 12 months of the balance sheet date and are included in other assets in our consolidated balance sheets. As of December 31, 2015, all work-in-process inventory is expected to be used within 12 months of the balance sheet date and, therefore, is classified as current inventory.

6.        Property and Equipment

Property and equipment are comprised of the following (in thousands):

	Estimated
	Useful Life			As of December 31,
	(in years)			2015	2014
Computer equipment	3	-	7	$2,798	$1,530
Scientific equipment	3	-	10	9,283	5,928
Furniture	3	-	10	2,022	1,545
Manufacturing equipment	7	-	10	19,536	13,101
Leasehold improvements		*		16,771	16,688
Less: accumulated depreciation and amortization				(12,028)	(8,920)
Total fixed assets				$38,382	$29,872

*	The estimated useful life of the leasehold improvements is the lesser of the lease term or the estimated useful life.

Total depreciation and amortization expense for the years ended December 31, 2015, 2014 and 2013 was $5,295,000, $2,500,000 and $1,788,000, respectively.

7.        Commitments and Contingencies

Lease Commitments

We lease facilities under non-cancelable operating lease agreements. Future minimum commitments for these operating leases in place as of December 31, 2015, with a remaining non-cancelable lease term in excess of one year, are as follows (in thousands):

Years ending December 31,
2016	$2,669
2017	2,612
2018	2,721
2019	2,799
2020	2,875
Thereafter	3,841
Total	$17,517

The terms of certain lease agreements provide for rental payments on a graduated basis. We recognize rent expense on the straight-line basis over the lease period and have accrued for rent expense incurred but not paid. Rent expense under operating leases for the years ended December 31, 2015, 2014 and 2013 was approximately $2,445,000, $1,698,000, and $498,000, respectively.

Material Agreements

In April 2015, we entered into an amendment to our manufacturing and supply agreement with DPT, which extends our existing manufacturing and supply agreement to produce Subsys until the end of 2020. In addition to extending the term, this amendment added certain minimum purchase commitments.

On October 30, 2015, we entered into an amended and restated supply, development & exclusive licensing agreement with Aptargroup, Inc. which, among other things, extended our exclusive supply rights to the current sublingual device, currently utilized by Subsys, as well any new device(s) jointly developed by the two companies for a period of seven years. In addition to extending the term, this amendment added certain minimum purchase commitments and requires certain tiered royalties as a percentage of net revenue to be paid by us ranging from less than one percent to the low single digits, commencing in March 2016 through the term of this agreement, from our sales of Subsys and future products that use the Aptar spray device technology.

The following table sets forth our aggregate minimum purchase commitments with DPT and Aptar under these agreements (in thousands):

Years ending December 31,
2016	$2,000
2017	10,450
2018	14,650
2019	18,260
2020	20,840
Thereafter	4,330
Total	$70,530

Defined Contribution Retirement Plans (401(k) Plan)

We sponsor a 401(k) plan covering all full-time employees. Participants may contribute up to the legal limit. The 401(k) plan provides for employee contributions, and beginning October 2014, our matching contribution is 50 percent of the first 6 percent of earnings contributed by each participant.

Contractual Commitments

Manufacture and Supply Agreements

We maintain certain manufacture and supply agreements with third party vendors for the manufacturing, processing, and packaging of Subsys which expire in 2016. As of December 31, 2015, our remaining estimated annual contractual obligations under these agreements are not material.

Legal Matters

Other than the matters that we have disclosed below, we from time to time become involved in various ordinary course legal disputes and claims and administrative and regulatory proceedings, which include intellectual property and commercial litigation, governmental and regulatory investigations, employee related issues and disputes and other business matters, which we do not believe are either individually or collectively material.

We record accruals for contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. We have established reserves for certain of our legal matters. Our loss estimates are generally developed in consultation with outside counsel and are based on analyses of potential outcomes. As legal and governmental proceedings, disputes and investigations are inherently unpredictable and, in part, beyond our control, unless otherwise indicated, we cannot reasonably predict the outcome of these legal proceedings, nor can we estimate the amount of loss, or range of loss, if any, that may result from these proceedings. While our liability in connection with certain claims cannot be currently estimated, the resolution in any reporting period of one or more of these matters could have a significant impact on our financial condition, results of operations and cash flows for that future period and could ultimately have a material adverse effect on our consolidated financial position and could cause the market value of our common shares to decline. While we believe we have valid defenses in these matters, litigation and governmental and regulatory investigations are inherently uncertain and we may in the future incur material judgments or enter into material settlements of claims.

Except as it pertains to the $9,567,000 accrued for the dispute with Dr. Kottayil and the settlement payment related to the 2014 federal securities litigation that was covered by our director and officers insurance policies as noted below, we believe that the probability of unfavorable outcome or loss related to all of the other litigation matters discussed below and an estimate of the amount or range of loss, if any, from an unfavorable outcome are not determinable at this time. We believe we have meritorious legal positions and will continue to represent our interests vigorously in these matters but the range of possible outcomes on these matters is very broad and we are not able to provide a reasonable estimate of our potential liability, if any, nor are we able to predict the outcome of each litigation matter. Responding to each of these litigation matters, defending any claims raised, and any resulting fines, restitution, damages and penalties, or settlement payments as well as any related actions brought by shareholders or other third parties, could have a material impact on our reputation, business and financial condition and divert the attention of our management from operating our business.

Government Proceedings

Like other companies in the pharmaceutical industry, we are subject to extensive regulation by national, state and local government agencies in the United States. As a result, interaction with government agencies occurs in the normal course of our operations. The following is a brief description of pending governmental investigations which we believe are potentially or actually material at this time. It is possible that criminal charges and substantial payments, fines and/or civil penalties or damages or exclusion from federal health care programs or other administrative actions could result from any government investigation or proceeding, as well as a corporate integrity agreement or similar government mandated compliance document. In addition, even certain investigations that are not discussed below and which we do not deem to be material at this time could be determined to be material and could have a material adverse effect on our financial condition, results of operations and cash flows.

Department of Health and Human Services Investigation. We received a subpoena, dated December 9, 2013, from the Office of Inspector General of the HHS in connection with an investigation of potential violations involving HHS programs. This subpoena was issued in connection with an investigation by the U.S. Attorney’s Office for the Central District of California. This subpoena requests documents regarding our business, including the commercialization of Subsys. We are cooperating with this investigation and have produced documents in response to the subpoena and have provided other requested information.

Health Insurance Portability and Accountability Act Investigation. On September 8, 2014, we received a subpoena issued pursuant to the Health Insurance Portability and Accountability Act of 1996, as amended, from the U.S. Attorney’s Office for the District of Massachusetts. This subpoena and subsequent information demands request documents regarding Subsys, including our sales and marketing practices related to this product, as well as our patient services hub. We are cooperating with this investigation and have produced documents in response to these requests and have provided other requested information.

On or about June 23, 2015, a nurse practitioner located in Connecticut, who served on our speaker bureau in connection with our speaker programs designed to educate and promote product awareness and safety for external health care providers, pled guilty to violating the federal Anti-Kickback Statute in connection with payments of approximately $83,000 from us. In connection with the review of this matter by the Compliance Committee of our Board of Directors, with the assistance of outside legal counsel reporting directly to the Compliance Committee, we have taken a number of remedial actions and implemented enhancements to our compliance controls regarding relationships with health care providers. We will continue to assess these matters to ensure we have an effective compliance program.

On or about February 18, 2016, one of our former sales employees located in Alabama pled guilty to a conspiracy to violate the federal Anti-Kickback Statute in regards to two Alabama health care professionals who prescribed our drug Subsys. Those two Alabama health care professionals served on our speaker bureau in connection with our speaker programs designed to educate and promote product awareness and safety for external health care providers. We continue to assess these matters to ensure we have an effective compliance program.

State Related Investigations. We have received CIDs from each of the Office of the Attorney General of the State of Arizona, ODOJ, the Attorney General of the Commonwealth of Massachusetts and the Office of the Attorney General of Illinois and we have also received a subpoena from the Chief Consumer Protection and Antitrust Division of the State of New Hampshire. In addition, we understand that numerous physicians practicing in New Jersey have received subpoenas from the Department of Justice of the State of New Jersey in connection with these physicians’ interactions with our company. These CIDs and subpoenas request documents regarding Subsys, including our sales and marketing practices related to Subsys in the applicable state, as well as our patient services hub. We are cooperating with each of these investigations and have produced documents in response to these CIDs and related requests for information from each office.

In connection with the investigation by the ODOJ we have entered into a settlement agreement with the ODOJ referred to as an AVC, and agreed to make monetary payments totaling approximately $1,100,000. The AVC requires us to maintain certain controls and processes around our promotional and sales activity related to Subsys in Oregon. This AVC expressly provides that we do not admit any violation of law or regulation. This settlement was reached as result of our cooperation with the ODOJ's investigation and after producing documents in response to certain CIDs and related requests for information from the ODOJ. All monetary payments in connection with this settlement were made prior to December 31, 2015.

Investigations of Physicians. In addition to the above investigations that are specifically directed at our company, we have received governmental agency requests for information from the USAO of Eastern District of Michigan, Rhode Island, Florida (Jacksonville), Connecticut, New Hampshire, Southern District of Alabama regarding specific physicians that we have interacted with in those states.

Opioid Litigation. Many federal and governmental agencies are focused on the abuse of opioids in the United States and agencies such as the HHS have expressed their belief that the United States is in the midst of a prescription opioid abuse epidemic. Common prescription drugs that contain opioids are drugs such as oxycodone, hydrocodone, and fentanyl. Our product, Subsys, is fentanyl based product in the TIRF class. Certain stakeholders in the healthcare community, regulatory bodies and governmental agencies may associate us with, or determine that we are a part of, this perceived opioid abuse epidemic. Like all TIRF products, our product is part of the mandatory TIRF REMS program which is designed “to ensure informed risk-benefit decisions before initiating treatment, and while patients are treated to ensure appropriate use of TIRF medicines” and “to mitigate the risk of misuse, abuse, addiction, overdose and serious complications due to medication errors with the use of TIRF medicines.” Nevertheless, from time to time, we may be included in litigation or investigations that are directed at the abuse of opioids in the United States. For example, in May 2014, Santa Clara and Orange Counties in California filed a complaint in state court in Orange County, California against numerous pharmaceutical manufacturers alleging claims related to opioid marketing practices, including false advertising, unfair competition, and public nuisance. Despite the fact that we are not named specifically in the complaint and this lawsuit was recently stayed, we have received a preservation notice letter from the Office of the County Counsel for the County of Santa Clara. From time to time, we may be included in these types of litigations as a result of the fact that we market an opioid product.

With the exception of the ODOJ investigation which we have quantified above, we believe a loss from an unfavorable outcome of these governmental proceedings is reasonably possible and an estimate of the amount or range of loss from an unfavorable outcome is not determinable at these early stages.  We believe we have meritorious legal positions and will continue to represent our interests vigorously in these matters.  However, responding to government investigations has and could continue to burden us with substantial unanticipated legal costs in connection with defending any claims raised. Any potential resulting fines, restitution, damages and penalties, settlement payments or exclusion from federal health care programs or other administrative actions, as well as any related actions brought by shareholders or other third parties, could have a material adverse effect on our financial position, results of operations or cash flows.  Additionally, these matters could also have a negative impact on our reputation and divert the attention of our management from operating our business.

Federal Securities Litigation

Between May 15 and May 19, 2014, two complaints (captioned Larson v. Insys Therapeutics, Inc., Case No. 14-cv-01043-GMS) and (Li vs. Insys Therapeutics, Inc., Case No 14-cv-01077-DGC) were filed in the U.S. District Court for the District of Arizona, or Arizona District Court, against us and certain of our current officers. The complaints were brought as purported class actions, on behalf of purchasers of our common stock. In general, the plaintiffs allege that the defendants violated federal securities laws by making intentionally false and misleading statements regarding our business and operations, therefore artificially inflating the price of our common stock. The plaintiffs seek unspecified monetary damages and other relief. On July 14, 2014, several purported shareholders filed motions to consolidate the two cases, appoint a lead plaintiff, and appoint lead counsel. On August 29, 2014, the Arizona District Court issued an order consolidating the action, appointing Hongwei Li as lead plaintiff, and appointing the lead counsel. Lead plaintiffs complaint was filed on October 27, 2014. On December 11, 2014, we moved to dismiss the amended consolidated complaint. On March 19, 2015, the parties participated in a mediation and the parties subsequently agreed in principle, on April 14, 2015, to settle the action. On April 20, 2015, the parties filed a Notice of Settlement with the Court. On April 29, 2015, the Court ordered that the lawsuit be dismissed within 60 days, vacated all pending hearings, and denied all pending motions as moot. On May 28, 2015, the parties filed a Stipulation of Settlement, which provided the terms of a settlement agreement. On June 2, 2015, the Court granted preliminary approval of the settlement agreement and the potential class members have been (or will be) notified of the proposed settlement and the procedure by which they can object to the settlement or request to be excluded from the class. On December 7, 2015, the Court issued a final judgment and dismissal order granting final approval of the settlement agreement and dismissing the case with prejudice. Because we met our retainage amount under the applicable policy, we believe that any potential obligations that relate to the settlement in this matter are fully covered under our directors and officers insurance policy. Accordingly, we did not accrue for any contingencies in this matter into our operating results.

On or about February 2, 2016, a complaint (captioned Richard Di Donato v. Insys Therapeutics, Inc., Case 2:16-cv-00302-NVW) was filed in the Arizona District Court, against us and certain of our current and former officers. This complaint was brought as a purported class action, on behalf of purchasers of our common stock between March 3, 2015 and January 25, 2016. In general, the plaintiffs allege that the defendants violated federal securities laws by making intentionally false and misleading statements regarding our business and operations, therefore artificially inflating the price of our common stock. The plaintiffs seek unspecified monetary damages and other relief. We intend to vigorously defend this claim.

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

On January 29, 2014, the plaintiffs filed a second amended complaint in the Arizona Superior Court in which Insys Therapeutics, Inc., the parent of Insys Pharma, was also named as defendant in this lawsuit. This amended complaint filed by plaintiffs re-alleged substantially the same claims set forth in the prior complaint, except that plaintiffs also allegedthat they were entitled to rescissory damages, plaintiffs also added our majority stockholder, a private trust, as a defendant to the breach of fiduciary duty claim and plaintiffs revised their fraud claim against the Insys Pharma director defendants.

On February 25, 2014, we filed a Motion to Dismiss the Kottayil Plantiffs’ claims for a statutory and common law appraisal. The motion was denied on May 2, 2014.

The trial commenced on December 1, 2014 with the evidence phase of the trial completed on January 29, 2015.

On June 8, 2015, the court issued findings of fact and conclusions of law in its final trial ruling. Specifically, the court found (i) in favor of Insys Pharma, our majority stockholder, a private trust and four of the Insys Pharma directors who were on the board in July 2008 on plaintiffs’ claim for breach of fiduciary duty arising out of transactions the board approved in July 2008, (ii) found in favor of plaintiffs and against Insys Pharma, Inc., our majority stockholder, a private trust and three of the Insys Pharma directors who were on the board in June 2009 on plaintiffs’ claims under Delaware law and for breach of fiduciary duties arising out of the reverse stock split the board approved in June 2009 in the amount of $7,317,450, along with pre-judgment and post-judgment interest and court costs, (iii) found in favor of two of the Insys Pharma directors who were on the Insys Pharma board as of June 2009 and against plaintiffs on plaintiffs’ breach of fiduciary duty claims, (iv) found in favor of Insys Pharma and against plaintiff (Kottayil) on his claim for rescission of the patent application assignments that he entered in favor of Insys Pharma before and after his employment terminated, (v) found in favor of us and against plaintiff on plaintiffs' claims of successor liability and fraudulent transfer, and (vi) found in favor of Kottayil and against Insys Pharma on Insys Pharma’s counterclaims of breach of fiduciary duty, fraud, and negligent misrepresentation. The court still had to resolve certain post-trial issues before a final judgment was entered.

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

On October 20, 2015, plaintiffs appealed the foregoing judgment and on November 4, 2015, Insys Pharma and the other defendants against whom judgment was entered filed a notice of cross-appeal. The appeal and cross-appeal remain pending before the Court of Appeals for the State of Arizona. Plaintiffs opening brief is due to the Court of Appeals on March 7, 2016.

As a result of the final ruling, we have accrued $9,567,000 at September 30, 2015 including $2,249,000 of estimated pre-and post-judgement interest. The pending appeal (and cross appeal) could cause the estimates to vary materially from the final award.

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

 Insys Therapeutics, Inc. vs. Mylan Pharmaceuticals.  Commencing May 2013, we were in a legal dispute with Mylan Pharmaceuticals, Inc. concerning the parties’ supply and distribution agreement dated May 20, 2011. On October 5, 2015, we have entered into a settlement agreement and mutual and general release, or the Settlement Agreement, with Mylan that (i) confirmed the termination of the supply and distribution agreement and the relationship between the parties with respect to this product, (ii) released the claims in dispute in connection with this arbitration and (iii) contained other customary terms and conditions such as confidentiality. The parties jointly filed with the arbitration panel a stipulation to dismiss with prejudice the arbitration proceedings and definitively resolve this dispute. On October 30, 2015, the parties received the signed order from the arbitration panel granting the stipulation to dismiss with prejudice. As a result of the executed Settlement Agreement, we have not accrued for any contingencies in this matter into our operating results and consider the matters in dispute in connection with this arbitration settled.

Patent-Related Matters. On August 26, 2015, we received purported service of notice of three IPR petitions filed by a hedge fund with the U.S. Patent and Trademark Office, challenging three of the four Orange Book-listed patents covering Subsys (US Patent Nos. 8,486,972; 8,835,459 and 8,835,460). On December 11, 2015, we filed preliminary responses opposing the three requests to institute the IPR’s. We expect a decision before or on March 11, 2016. If any of the three petitions are granted, we intend to vigorously defend the validity of each patent challenged in each IPR.

Wayne Automatic Fire Sprinklers. On or about January 26, 2016, Wayne Automatic Fire Sprinklers, Inc., of Wayne, a Florida corporation headquartered in Ocoee, Orange County, Florida, which installs, repairs, and monitors fire sprinkler and fire alarm systems throughout Florida and provides health insurance benefits to its employees and covered dependents through its self-funded health benefit plan filed a complaint in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida. Wayne is seeking injunctive relief and damages in excess of $75,000, exclusive of interest, costs and attorney’s fees, against Insys Therapeutics, Inc., Gessler Clinic, P.A., Edward Lubin, M.D., UMR, Inc. and OptumRx, Inc., as defendants, for claims based under the Florida Racketeer Influenced and Corrupt Organization Act pursuant to section 895.03(3), Florida Statutes, the Florida Civil Remedies for Criminal Practices Act pursuant to section 772.103(3), Florida Statutes, the Florida Deceptive and Unfair Trade Practices Act under sections 501.201-501.203, Florida Statutes, common law fraud, and civil conspiracy, as well as breach of contract against UMR and OptumRx. The complaint alleges certain claims related to Subsys were erroneously paid by Wayne’s health benefit plan between January 2014 and October 2014 in connection with benefits totaling approximately $198,000 as a result of misrepresentations and failure to properly convey the nature of the indications the prescriptions were written for by the prescribing physician. We plan to vigorously defend this lawsuit.

8.         Equity

Preferred Stock

In August 2014, we entered into a Rights Agreement with respect to a newly-designated Series A Participating Preferred Stock. In connection with the Rights Agreement, our Board of Directors declared a dividend distribution of the right to purchase one one-hundredth of one share of our newly designated Series A Junior Participating Preferred Stock, par value $0.001 per share (a “Right”) for each outstanding share of common stock, par value $0.01 per share, held by the stockholders of the Company at the close of business on September 1, 2014 (the “Record Date”).

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

On May 6, 2014, our shareholders approved an amendment to our certificate of incorporation to increase the authorized shares of common stock from 50,000,000 to 100,000,000 and an amendment to increase the par value for our common stock to $0.01 per share. Our consolidated financial statements and notes herein have been retroactively restated to reflect the impact of this amendment.

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

Initial Public Offering

On May 7, 2013, we completed our IPO, pursuant to which we sold 13,800,000 shares of our common stock (4,600,000 on a pre-split basis) at a price of $2.67 per share ($8.00 on a pre-split basis), which included the underwriters’ exercise of their over-allotment option. As a result of the IPO, we raised a total of $32.5 million in net proceeds after deducting underwriting discounts and commissions of $2.6 million and offering expenses of $1.8 million. These costs have been recorded as a reduction of the proceeds received in arriving at the amount recorded in additional paid-in capital. Upon completion of the IPO, all outstanding shares of our preferred stock were converted into 25,586,590 shares of common stock (8,528,860 on a pre-split basis). Also, upon completion of our IPO, the outstanding balance of principal and accrued interest related to several promissory and demand notes in favor of entities controlled by Dr. John Kapoor in the amount of $59,284,000 were converted into 22,231,024 shares of common stock (7,410,341 at a pre-split basis).

Stock Repurchase Program

On November 3, 2015, we adopted a new stock repurchase program. The stock repurchase program authorizes up to $50 million in repurchases of common stock in the open market, block transactions on or off an exchange, or in privately negotiated transactions at management's discretion from time to time. The stock repurchase program is effective immediately, and there is no fixed termination date for this program. The repurchase program has no time limit and may be suspended for periods or discontinued at any time. During the year ended December 31, 2015, we acquired 560,200 shares of common stock at an aggregate price of $16,459,000. We intend to retire all acquired shares.

9.       Stock-based Compensation

We currently have the following stock-based incentive plans:

2013 Employee Stock Purchase Plan

The 2013 Employee Stock Purchase Plan (the “ESPP”) was adopted by our Board of Directors and approved by our stockholders, and became effective in connection with our initial public offering in May 2013. Under the terms of the ESPP, eligible employees are granted a purchase right to purchase shares of our common stock that cannot exceed 15% of their earnings, nor exceed the Board of Director defined limits on the number of our common shares that can be offered under the ESPP. The purchase right entitles the eligible employee to purchase shares at the lesser of an amount equal to 85% of the fair market value of the shares on the offering date or 85% of the fair market value of the shares on the purchase date. The ESPP authorizes the issuance of 530,400 shares of common stock (175,000 on a pre-split basis) pursuant to purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2014 through January 1, 2023, by the least of (a) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, (b) 600,000 shares (200,000 on a pre-split basis), or (c) a number determined by our Board of Directors that is less than (a) and (b). The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”). As of December 31, 2015, 1,244,130 shares of common stock have been purchased under the ESPP.

2013 Equity Incentive Plan

The 2013 Equity Incentive Plan (the “2013 Plan”) is the successor to and continuation of the 2006 Equity Incentive Plan and the Insys Pharma, Inc., Amended and Restated Equity Incentive Plan. The 2013 Plan was adopted by our Board of Directors and approved by our stockholders, and became effective in connection with our initial public offering in May 2013. The 2013 Plan provides for the grant of stock awards, including stock options, restricted stock, stock appreciation rights, performance units, performance shares and other stock awards, to our employees, directors and consultants. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2014 through January 1, 2023, by the lesser of (a) 4% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; or (b) a number of shares of common stock that may be determined each year by the Registrants Board of Directors that is less than the preceding clause (a). As of December 31, 2015, options to purchase 7,138,089 shares of common stock were outstanding and 2,183,946 shares remained available for future grant.

Amounts recognized in the consolidated statements of comprehensive income with respect to our stock-based compensation plans were as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Research and development	$633	$5,498	$915
General and administrative	19,749	9,791	5,424
Total cost of stock-based compensation	$20,382	$15,289	$6,339

Included in stock-based compensation for the years ended December 31, 2015 and 2014 was approximately $4,867,000 and $4,016,000, respectively, of expense associated with the accelerated vesting of option awards related to two terminated employees. There was no such accelerated vesting of option awards during 2013.

The following table summarizes stock option activity during the year ended December 31, 2015:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term (in years)	(in millions)
Outstanding as of December 31, 2012	6,517,719	$1.06
Granted	4,460,100	$4.86
Cancelled	(174,888)	$2.86
Exercised	(1,807,953)	$1.15
Outstanding as of December 31, 2013	8,994,978	$2.90
Granted	3,397,198	$14.57
Cancelled	(1,068,224)	$7.71
Exercised	(3,616,790)	$2.48
Outstanding as of December 31, 2014	7,707,162	$7.57
Granted	1,733,671	$29.38
Cancelled	(695,061)	$17.03
Exercised	(1,607,683)	$5.89		$40.2

Outstanding as of December 31, 2015	7,138,089	$12.33	7.8	$118.7

Vested and exercisable as of December 31, 2015	3,722,736	$6.91	7.0	$81.1

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the positive difference between the fair market value of our common stock and the exercise price of the stock options. As of December 31, 2015, we expect to recognize $41,370,000 of stock-based compensation for our outstanding options over a weighted-average period of 2.9 years.

The total fair value of shares vested for the years ended December 31, 2015, 2014, and 2013 was $25,392,000, $14,572,000 and $5,785,000, respectively.

Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2015, 2014 and 2013 was $9,524,000, $8,956,000 and $2,102,000, respectively. For the years ended December 31, 2015, 2014 and 2013, we recorded net reductions of $13,593,000, $22,003,000 and $2,745,000 respectively, of our federal and state income tax liability, with an offsetting credit to additional paid-in capital resulting from the excess tax benefits related to exercised stock options.

Stock Option Valuation Information

The weighted-average assumptions used to estimate the fair value of employee stock options granted during the periods presented are as follows:

	2015	2014	2013
Expected volatility	69.9%	69.3%	73.5%
Risk-free interest rate	1.9%	1.7%	2.0%
Expected term (in years)	7.0	6.0	7.0
Expected dividend yield	0.0%	0.0%	0.0%

For the years ended December 31, 2015, 2014, and 2013 the weighted-average estimated fair value per option granted was $19.20, $10.53 and $5.04, respectively.

10.     Income Taxes

Income tax (benefit) expense consists of the following (in thousands):

	Years Ended December 31,
	2015	2014	2013
Current income taxes:
Federal	$32,039	$22,500	$2,281
State and local	6,572	3,874	957
Total current income tax	38,611	26,374	3,238
Deferred income taxes:
Federal	(2,997)	867	(9,123)
State and local	(1,122)	(1,042)	(2,915)
Total deferred income tax	(4,119)	(175)	(12,038)
Income tax expense/(benefit)	$34,492	$26,199	$(8,800)

As of December 31, 2015, we had approximately $1.2 million of federal net operating loss carryforwards (“NOLs”) all of which are subject to a significant Section 382 limitation. Under Section 382 of the Code, substantial changes in our ownership may limit the amount of NOLs that can be utilized annually in the future to offset taxable income, if any. Specifically, this limitation may arise in the event of a cumulative change in ownership of our company of more than 50% within a three-year period as determined under the Code, which we refer to as an ownership change. Any such annual limitation may significantly reduce the utilization of these NOLs before they expire. Our ability to utilize federal NOLs created prior to the NeoPharm merger is significantly limited. For federal tax purposes, the Section 382 NOL carryforward is limited on an annual basis and begins expiring in 2018.

For state tax purposes, we had approximately $268.3 million of state NOLs at December 31, 2015, all of which relate to Illinois. This $268.3 million of state NOLs excludes $1.7M of NOLs under ASC Topic 718 that have not been benefitted. Based on projections, we estimate that approximately $259.4 million of these Illinois NOLs will not be utilized. For this reason, we recorded a valuation allowance for the estimated tax benefit relating to this amount, or $20.2 million. The Illinois NOLs began expiring in 2015 if not utilized.

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

Deferred Income Taxes

The tax effects of temporary differences and carry forwards that give rise to the deferred tax assets and liabilities are comprised of the following as of December 31 (in thousands):

Deferred income tax assets:	2015	2014
NOLs and credits	$26,931	$24,683
Start-up expenditures	2,896	3,349
Stock-based compensation	8,578	4,351
Allowances	1,581	2,516
Expenses currently not deductible for tax purposes	5,640	3,884
Other	284	149
Gross deferred tax assets	45,910	38,932
Deferred income tax asset valuation allowance	(20,191)	(20,402)
Deferred income tax assets	25,719	18,530

Deferred income tax liabilities:
Federal impact of state taxes	(1,778)	(1,384)
Property and equipment	(6,189)	(4,354)
Prepaid expenses	(1,421)	(579)
Net deferred income tax assets	$16,331	$12,213

In assessing the realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We also consider the scheduled reversal of deferred tax liabilities, projected future taxable income or losses, and tax planning strategies in making this assessment. Based upon our current net income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe that, with the exception of the Illinois NOL discussed above, the realization of these tax assets is more likely than not. As such, with the exception of the valuation allowance that has been placed on the future tax benefit relating to our Illinois NOLs, no other valuation allowance exists on our deferred tax assets at December 31, 2015.

Effective Tax Rate Reconciliation:

Our federal statutory tax rate is 35.0%, while our effective tax rate was 37.1% for the year ended December 31, 2015 as set forth below:

	2015	2014	2013
U.S. statutory tax rate	35.0%	35.0%	35.0%
Increase (reduction) of income taxes resulting from:
State income taxes, net of federal benefit	1.7%	2.9%	11.8%
Non-deductible litigation expense	4.3%	3.0%	-
Non-deductible and includible items and credits	0.8%	0.6%	2.3%
Research and other credits	(4.6)%	(2.2)%	(1.8)%
Uncertain tax positions	2.7%	1.8%	-
Domestic manufacturing deduction	(3.0)%	(0.3)%	-
Other	0.4%	-	(0.6)%
Change in valuation allowance	(0.2)%	-	(74.6)%
Total (benefit) provision for income taxes	37.1%	40.8%	(27.9)%

The following is a reconciliation of the beginning and ending amounts of unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2015	2014

Beginning balance	$5,366	$325
Additions based on current year's tax positions	3,885	450
Additions based on prior year's tax positions	(240)	4,591
Ending balance	$9,011	$5,366

We establish reserves when it is more likely than not that we will not realize the full tax benefit of a position. We had a reserve of $9,011,000 as of December 31, 2015, mostly related to tax credits of $1,971,000, state and local income tax filing positions of $5,360,000, and $1,680,000 of other permanent differences.

Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statutes of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, we do not anticipate any significant changes to unrecognized tax benefits over the next 12 months. Approximately $406,000 of interest has been included in income taxes and accounted for on the balance sheet related to unrecognized tax positions as of December 31, 2015.

Tax years subsequent to 2011 remain open to examination by federal and state taxing authorities. In addition, our reverse acquisition NOLs remain open to examination.

11.     Net Income per Share

Basic net income per common share is computed by dividing the net income by the weighted average number of common shares outstanding during the period. The diluted income per share further includes any common shares available to be issued upon exercise of outstanding stock options if such inclusion would be dilutive.

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Years Ended
	December 31,
	2015	2014	2013

Historical net income per share - Basic
Numerator:
Net income	$58,476	$37,977	$40,377
Denominator:
Weighted average number of common shares outstanding	71,592,581	68,759,070	51,839,536
Basic net income per common share	$0.82	$0.55	$0.78

Historical net income per share - Diluted
Numerator:
Net income	$58,476	$37,977	$40,377
Denominator:
Weighted average number of common shares outstanding	71,592,581	68,759,070	51,839,536
Effect of dilutive stock options	4,115,070	4,576,062	5,629,698
Weighted average number of common shares outstanding	75,707,651	73,335,132	57,469,234
Diluted net income per common share	$0.77	$0.52	$0.70

The calculation of diluted net income per common share excludes the effects of 1,460,986 and 1,780,372 outstanding stock options for the year ended December 31, 2015 and 2014, respectively, as the impact of these options was anti-dilutive. There were no anti-dilutive share equivalents for the year ended December 31, 2013.

12.      Product Lines, Concentration of Credit Risk and Significant Customers

We are engaged in the business of developing and selling pharmaceutical products. We have one marketed and one discontinued product line, consisting of Subsys and Dronabinol SG Capsule, respectively. Our chief operating decision-maker evaluates revenues based on product lines.

The following tables summarize our net revenue by product line, as well as the percentages of revenue by route to market (in thousands):

	Net Revenue by Product Line
	Years Ended December 31,
	2015	2014	2013
Subsys	$329,514	$219,530	$95,740
Dronabinol SG Capsule	1,283	2,595	3,549
Total net revenue	$330,797	$222,125	$99,289

	Percent of Revenue by Route to Market
	Years Ended December 31,
	2015	2014	2013
Pharmaceutical wholesalers	95%	99%	96%
Specialty pharmaceutical retailers	5%	0%	0%
Generic pharmaceutical distributors	0%	1%	4%
	100%	100%	100%

All our products are sold in the United States of America.

Product shipments to four pharmaceutical wholesalers accounted for 32%, 20%, 17% and 14% of shipments of Subsys for the year ended December 31, 2015. Product shipments to four pharmaceutical wholesalers accounted for 38%, 22%, 14% and 14% of shipments of Subsys for the year ended December 31, 2014. Product shipments to four pharmaceutical wholesalers accounted for 30%, 21%, 20% and 19% of shipments of Subsys for the year ended December 31, 2013. Four pharmaceutical wholesalers’ accounts receivable balances accounted for 20%, 19%, 17% and 14% of accounts receivable as of December 31, 2015. Four pharmaceutical wholesalers’ accounts receivable balances accounted for 26%, 24%, 23% and 14% of gross accounts receivable as of December 31, 2014.

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

13.      Supplemental Financial Information

A summary of additions and deductions related to the allowances for accounts receivable for the years ended December 31, 2015 and 2014 are as follows (in thousands):

	Balance at Beginning of Year	Charged to Costs and Expenses	Utilization	Balance at End of Year
Allowance for doubtful accounts:

Year ended December 31, 2015	$398	$413	$-	$811

Year ended December 31, 2014	$-	$398	$-	$398

Year ended December 31, 2013	$-	$-	$-	$-

Allowance for sales wholesaler discounts, prompt pay discounts, stocking allowances, and chargebacks:

Year ended December 31, 2015	$5,418	$36,849	$(35,898)	$6,369

Year ended December 31, 2014	$2,748	$22,395	$(19,725)	$5,418

Year ended December 31, 2013	$834	$8,512	$(6,598)	$2,748

14.      Quarterly Results of Operations (Unaudited)

The following table sets forth a summary of our unaudited quarterly operating results for each of the last eight quarters in the period ended December 31, 2015. We have derived this data from our unaudited consolidated interim financial statements that, in our opinion, have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this report and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with our financial statements and notes thereto included elsewhere in this report. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period (in thousands, except per share data).

	Quarter Ended
	12/31/15	9/30/15	6/30/15	3/31/15

Net revenue	$91,135	$91,259	$77,633	$70,770
Gross profit	84,668	83,552	69,328	64,395
Net income	17,011	26,128	7,314	8,023
Net income per common share:
Basic	$0.24	$0.36	$0.10	$0.11
Diluted	$0.22	$0.34	$0.10	$0.11

	Quarter Ended
	12/31/14	9/30/14	6/30/14	3/31/14

Net revenue	$66,512	$58,281	$55,696	$41,636
Gross profit	60,652	52,891	49,141	36,863
Net income	9,349	11,505	9,465	7,658
Net income per common share:
Basic	$0.13	$0.17	$0.14	$0.12
Diluted	$0.13	$0.16	$0.13	$0.11

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.              CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that because of certain material weakness in its internal control over financial reporting, as further described below, our disclosure controls and procedures were not effective as of December 31, 2015.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on our assessment using those criteria, our management identified a material weakness in our internal controls over financial reporting. Specifically, we did not have effective policies and procedures, and effective reviews by personnel at an appropriate level, for accounting for stock option awards in accordance with generally accepted accounting principles. As a result, we concluded that our internal control over financial reporting was not effective as of December 31, 2015.

Our independent registered public accounting firm, BDO USA, LLP, has audited the effectiveness of our internal controls over financial reporting as of December 31, 2015, as stated in its audit report which is included herein.

Change in Internal Controls Over Financial Reporting

During the quarterly period ending December 31, 2015, we identified a material weakness in our internal control over financial reporting regarding the accounting for stock option awards. There were no other changes in our internal control over financial reporting as such term is defined in Exchange Act Rules 13a–15(f) and 15d–15(f) that occurred during the quarterly period ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Insys Therapeutics, Inc.

Chandler, Arizona

We have audited Insys Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in or Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Insys Therapeutics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain controls over the accounting for stock option awards has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 financial statements, and this report does not affect our report dated February 26, 2016 on those financial statements.

In our opinion, Insys Therapeutics, Inc. did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Insys Therapeutics, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Phoenix, Arizona

February 26, 2016

ITEM 9B.                OTHER INFORMATION

None.

PART III

ITEM 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after our year ended December 31, 2015 in connection with our 2016 Annual Meeting of Stockholders, or the 2016 Proxy Statement, and is incorporated herein by reference.

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

ITEM 11.                 EXECUTIVE COMPENSATION

The information required by this item will be included in the 2016 Proxy Statement and is incorporated herein by reference.

ITEM 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in the 2016 Proxy Statement and is incorporated herein by reference.

ITEM 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the 2016 Proxy Statement and is incorporated herein by reference.

ITEM 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the 2016 Proxy Statement and is incorporated herein by reference.

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

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger Among the Registrant, Insys Therapeutics, Inc. and ITNI Merger Sub Inc. dated October 29, 2010 (1)

3.1	Registrant’s Amended and Restated Certificate of Incorporation (2)

3.2	Registrant’s Amended and Restated Bylaws (3)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (4)

4.1	Form of Common Stock Certificate of the Registrant (19)

4.2	Rights Agreement, dated August 15, 2014 between the Insys Therapeutics, Inc. and Computershare Trust Company, N.A. (5)

10.1+	Form of Indemnity Agreement by and between the Registrant and its directors and officers (6)

10.2+	Insys Therapeutics, Inc. 2006 Equity Incentive Plan, as amended (7)

10.3+	Insys Pharma, Inc. Amended and Restated Equity Incentive Plan (8)

10.4+	2013 Equity Incentive Plan and Form of Stock Option Grant Notice and Form of Stock Option Agreement thereunder (9)

10.5+	2013 Employee Stock Purchase Plan (10)

10.6+	Amended and Restated Employment Agreement by and between the Registrant and Michael Babich dated April 18, 2013 (11)

10.7+	Employment Agreement by and between the Registrant and Darryl Baker dated April 18, 2013 (12)

10.8Ω	Softgel Commercial Manufacturing and Packaging Agreement dated as of March 21, 2011 by and between the Registrant and Catalent Pharma Solutions, LLC (13)

10.9Ω	First Amendment to Softgel Commercial Manufacturing and Packaging Agreement dated as of March 5, 2012 by and between the Registrant and Catalent Pharma Solutions, LLC (14)

10.10Ω	Manufacturing Agreement dated as of March 7, 2011 by and between the Registrant and DPT Lakewood, LLC (15)

10.11Ω	Letter Agreement dated April 23, 2012, amending the DPT Lakewood, LLC Manufacturing Agreement dated as of March 7, 2011 (16)

10.12Ω*	Amended and Restated Supply, Development & Exclusive Licensing Agreement dated as of October 30, 2015 by and between the Registrant and AptarGroup, Inc.

10.15+	Non-Employee Director Compensation Policy (17)

10.16+	Employment Offer Statement effective January 31, 2014 by and between Registrant and Franc Del Fosse. (18)

10.18+	Separation Agreement dated November 4, 2015 between the Registrant and Michael L. Babich (20)

10.19+	Employment Offer Statement and Agreement effective October 20, 2015 by and between the Registrant and Dan Brennan (21)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*

Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as Exhibit 2.1 to the Company’s Form S-1 Registration Statement (No. 333-173154) on March 30, 2011.

(2)	Previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014.

(3)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2014.

(4)	Previously filed as 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 18, 2014.

(5)	Previously filed as 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 18, 2014.

(6)	Previously filed as Exhibit 10.1 to the Company’s Form S-1 Registration Statement (No. 333-173154) on March 30, 2011.

(7)	Previously filed as Exhibit 10.3 to the Company’s Form S-1 Registration Statement (No. 333-173154) on March 30, 2011.

(8)	Previously filed as Exhibit 10.4 to the Company’s Form S-1 Registration Statement (No. 333-173154) on March 30, 2011.

(9)	Previously filed as Exhibit 99.3 to the Company’s Form S-8 Registration Statement (No. 333-188306) on May 2, 2013.

(10)	Previously filed as Exhibit 99.4 to the Company’s Form S-8 Registration Statement (No. 333-188306) on May 2, 2013.

(11)	Previously filed as Exhibit 10.6 to the Company’s Form S-1 Registration Statement (No. 333-173154) on April 25, 2013.

(12)	Previously filed as Exhibit 10.8 to the Company’s Form S-1 Registration Statement (No. 333-173154) on April 25, 2013.

(13)	Previously filed as Exhibit 10.12 to the Company’s Form S-1 Registration Statement (No. 333-173154) on July 15, 2011.

(14)	Previously filed as Exhibit 10.13 to the Company’s Form S-1 Registration Statement (No. 333-173154) on February 27, 2013.

(15)	Previously filed as Exhibit 10.16 to the Company’s Form S-1 Registration Statement (No. 333-173154) on February 27, 2013.

(16)	Previously filed as Exhibit 10.17 to the Company’s Form S-1 Registration Statement (No. 333-173154) on February 27, 2013.

(17)	Previously filed as Exhibit 10.22 to the Company’s Form S-1 Registration Statement (No. 333-173154) on April 15, 2013.

(18)	Previously filed as 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014.

(19)	Previously filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014

(20)	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015

(21)	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2016.

Insys Therapeutics, Inc.

By	/s/ Dr. John N. Kapoor
Dr. John N. Kapoor
President and Chief Executive Officer
(Principal Executive Officer)

By	/s/ Darryl S. Baker
Darryl S. Baker
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

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

Signature	Title	Date

/s/ Dr. John N. Kapoor
Dr. John N. Kapoor	President, Chief Executive Officer	February 26, 2016
and Director
/s/ Darryl S. Baker
Darryl S. Baker	Chief Financial Officer	February 26, 2016

/s/ Patrick P. Fourteau
Patrick P. Fourteau	Director	February 26, 2016

/s/ Steven Meyer
Steven Meyer	Director	February 26, 2016

/s/ Brian Tambi
Brian Tambi	Director	February 26, 2016

/s/ Pierre Lapalme
Pierre Lapalme	Director	February 26, 2016

/s/ Theodore H. Stanley, M.D.
Theodore H. Stanley, M.D.	Director	February 26, 2016