Form 10-Q
period 2016-09-30
Insys Therapeutics, Inc.
filed 2016-11-03
CIK 1516479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes ☐     No ☑

As of October 27, 2016, the registrant had 71,770,168 shares of Common Stock ($0.01 par value) outstanding.

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

Abbreviated Term	Defined Term

ANDA	Abbreviated New Drug Application
API	Active pharmaceutical ingredient
Aptar	AptarGroup, Inc.
ASU	Accounting Standards Update
ATRA	American Taxpayer Relief Act of 2012
AUC	Area under the curve
AVC	Assurance of Voluntary Compliance
BTCP	Breakthrough cancer pain
Catalent	Catalent Pharma Solutions, LLC
CBD	Synthetic cannabidiol
cGMP	Current Good Manufacturing Practices
CID	Civil Investigative Demand
CINV	Chemotherapy-induced nausea and vomiting
CMS	Centers for Medicare & Medicaid Services
CRO	Contract Research Organization
CSA	Federal Controlled Substances Act of 1970
DEA	U.S. Drug Enforcement Administration
DPT	DPT Lakewood, LLC
ERP	Enterprise Resource Planning
ESI	Express Scripts, Inc.
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
FDCA	Federal Food, Drug, and Cosmetic Act
FSS	Federal Supply Schedule
GAO	Government Accountability Office
GCP	Good Clinical Practices
GI	Gastrointestinal
GLP	Good Laboratory Practices
HHS	U.S. Department of Health and Human Services
HIPAA	Health Insurance Portability and Accountability Act of 1996
HITECH	Health Information Technology for Economic and Clinical Health Act of 2009
IMS	IMS Health
IND	Investigational New Drug Application
Insys Pharma	Insys Pharma, Inc.
Insys Therapeutics	Insys Therapeutics, Inc.
IPO	Initial public offering
IPR	Inter Partes Review
IRB	Institutional Review Board
JOBS Act	Jumpstart Our Business Startups Act of 2012
MMA	Medicare Prescription Drug, Improvement, and Modernization Act of 2003
Mylan	Mylan Pharmaceuticals, Inc.
NDA	New Drug Application
NeoPharm	NeoPharm, Inc.
NOL	Net operating loss carryforward
NRV	Net Realizable Value
NSAID	Non-steroidal anti-inflammatory drug
Orange Book	FDA's Approved Drug Products with Therapeutic Equivalence Evaluations
ODOJ	Oregon Department of Justice

PBM	Pharmacy Benefit Managers
PDEs	Prescription Drug Events
PDMA	Prescription Drug Marketing Act
PDUFA	Prescription Drug User Fee Act
PK	Pharmacokinetics
PPACA	Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010
QSR	FDA's Quality System Regulation
REMS	Risk Evaluation and Mitigation Strategy
RLD	Reference listed drug
SEC	U.S. Securities and Exchange Commission
THC	Delta-9-tetrahydrocannabinol
TIRF	Transmucosal immediate-release fentanyl
TIRF REMS	Transmucosal immediate release fentanyl risk evaluation and mitigation strategy
USAO	United States Attorney Office
U.S. GAAP	Accounting Principles Generally Accepted in the United States of America
USPTO	United States Patent and Trademark Office
VC	Vomiting center

Part I:  FINANCIAL INFORMATION

Item 1.      UNAUDITED Financial Statements

INSYS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2016 (unaudited)	December 31, 2015

Assets
Current Assets:
Cash and cash equivalents	$93,529	$79,515
Short-term investments	76,122	79,576
Accounts receivable, net of allowances of $6,051 and $7,180 at September 30, 2016 and December 31, 2015, respectively	33,911	48,459
Inventories	27,982	41,715
Prepaid expenses and other assets	3,684	3,973
Total current assets	235,228	253,238
Property and equipment, net	41,267	38,382
Long-term investments	47,524	43,219
Deferred income tax assets	21,609	16,331
Other assets	7,505	26
Total assets	$353,133	$351,196

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$17,513	$36,354
Accrued compensation	7,697	10,225
Accrued sales allowances	41,854	32,713
Accrued litigation award	9,567	9,567
Total current liabilities	76,631	88,859
Uncertain income tax position	7,699	8,635
Total liabilities	84,330	97,494

Commitments and contingencies	-	-

Stockholders' Equity:
Preferred stock (par value $0.01 per share; 10,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2016 and December 31, 2015)	-	-
Common stock (par value $0.01 per share; 100,000,000 shares authorized; 71,754,938 and 71,907,858 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively)	718	719
Additional paid in capital	253,781	245,736
Unrealized gain (loss) on available-for-sale securities	(74)	(152)
Notes receivable from stockholders	(21)	(21)
Retained earnings	14,399	7,420
Total stockholders' equity	268,803	253,702

Total liabilities and stockholders' equity	$353,133	$351,196

See accompanying notes to unaudited condensed consolidated financial statements.

INSYS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net revenue	$55,180	$91,259	$184,263	$239,663
Cost of revenue	4,677	7,707	15,588	22,387
Gross profit	50,503	83,552	168,675	217,276
Operating expenses:
Sales and marketing	16,662	19,217	56,153	62,119
Research and development	16,516	12,322	59,940	40,720
General and administrative	17,653	13,681	46,275	42,212
Charges related to litigation award	-	(789)	-	9,515
Total operating expenses	50,831	44,431	162,368	154,566
Operating income (loss)	(328)	39,121	6,307	62,710

Other income:
Interest income	281	128	762	360
Other income (expense), net	-	(37)	44	(8)
Total other income	281	91	806	352

Income (loss) before income taxes	(47)	39,212	7,113	63,062
Income tax expense (benefit)	(237)	13,084	134	21,596

Net income	190	26,128	6,979	$41,466
Unrealized gain (loss) on available-for-sale securities	(158)	50	78	57
Total comprehensive income	$32	$26,178	$7,057	$41,523

Net income per common share:
Basic	$0.00	$0.36	$0.10	$0.58
Diluted	$0.00	$0.34	$0.09	$0.55
Weighted average common shares outstanding
Basic	71,640,536	71,905,183	71,592,145	71,446,485
Diluted	74,328,963	75,991,330	74,545,823	75,542,173

See accompanying notes to unaudited condensed consolidated financial statements.

INSYS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

(unaudited)

	Common Stock		Additional Paid in	Unrealized Gain (Loss) on Available-For-Sale	Notes Receivable From	Retained
	Shares	Amount	Capital	Securities	Stockholders	Earnings	Total
Balance at December 31, 2015	71,907,858	$719	$245,736	$(152)	$(21)	$7,420	$253,702
Exercise of stock options	557,558	6	3,469	-	-	-	3,475
Issuance of common stock- employee stock purchase plan	132,597	1	1,575	-	-	-	1,576
Excess tax benefits on stock options and awards	-	-	122	-	-	-	122
Stock based compensation - stock options and awards	-	-	18,971	-	-	-	18,971
Unrealized gain on available-for-sale securities	-	-	-	78	-	-	78
Repurchase of common stock	(843,075)	(8)	(16,092)	-	-	-	(16,100)
Net income	-	-	-	-	-	6,979	6,979
Balance at September 30, 2016	71,754,938	$718	$253,781	$(74)	$(21)	$14,399	$268,803

See accompanying notes to unaudited condensed consolidated financial statements.

INSYS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$6,979	$41,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,534	3,825
Stock-based compensation	18,971	12,267
Deferred income tax benefit	(5,278)	(2,082)
Loss on disposal of assets	-	41
Litigation award	-	9,423
Excess tax benefits on stock options and awards	(122)	(8,307)
Amortization of investment (premium) discount	1,592	858
Changes in operating assets and liabilities:
Accounts receivable	14,548	(3,931)
Inventories	6,253	(4,593)
Prepaid expenses and other assets	291	(280)
Accounts payable, accrued expenses and other current liabilities	(13,043)	26,902
Net cash provided by operating activities	34,725	75,589

Cash flows from investing activities:
Purchase of investments	(85,482)	(84,036)
Proceeds from sales of investments	7,147	11,595
Proceeds from maturities of investments	75,971	26,321
Purchases of property and equipment	(7,420)	(10,743)
Net cash used in investing activities	(9,784)	(56,863)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,576	1,479
Excess tax benefits on stock options and awards	122	8,307
Proceeds from exercise of stock options	3,475	7,362
Repurchase of common stock	(16,100)	-
Net cash provided by (used in) financing activities	(10,927)	17,148

Change in cash and cash equivalents	14,014	35,874

Cash and cash equivalents, beginning of period	79,515	58,106

Cash and cash equivalents, end of period	$93,529	$93,980

Supplemental cash flow disclosures:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$9,254	$6,355

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

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. GAAP, pursuant to rules and regulations of the SEC. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2015 included in our Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2016 and 2015 are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

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

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash flows (Topic 230): Measurement of Credit Losses on Financial Instruments. The amendments affect entities required to present a statement of cash flows and provides specific guidance on a variety of cash flow issues to reduce current and potential future diversity in practice. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments should be applied using a retrospective transition method to each period presented. We are currently evaluating the impact of these amendments on our financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income, and are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the timelier recognition of losses. We are currently evaluating the impact of these amendments on our financial statements.

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

Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition, amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively, amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively, and amendments related to the presentation of excess tax benefits on the statement of cash flows can be applied using either a prospective transition method or a retrospective transition method. An entity that elects early adoption must adopt all of the amendments in the same period. We are currently evaluating the impact of these amendments on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases: (Topic 842), to provide guidance on recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements, specifically differentiating between different types of leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from all leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous U.S. GAAP guidance. There continues to be a differentiation between finance leases and operating leases. However, the principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases should be recognized in the balance sheet. The accounting applied by a lessor is largely unchanged from that applied under previous U.S. GAAP guidance. The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous U.S. GAAP guidance unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous U.S. GAAP guidance. We are currently evaluating the impact of these amendments on our financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amended the Financial Instruments topic of the Accounting Standards Codification to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is not permitted. These amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. We are currently evaluating the impact of these amendments on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Subtopic 606). The new standard aims to achieve a consistent application of revenue recognition within the United States, resulting in a single revenue model to be applied by reporting companies under U.S. GAAP. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is required to be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. In March 2016 and April 2016, the FASB issued ASU No. 2016-08 and ASU No. 2016-10, respectively, which further clarified the implementation guidance on principal versus agent considerations contained in ASU No. 2014-09 and the identification of performance obligations and licensing, respectively. In May 2016, the FASB issued ASU 2016-12, narrow-scope improvements and practical expedients which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for non-cash consideration and completed contracts at transition. These standards will be effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is permitted, but not before December 15, 2016, the original effective date of the standard. We are currently evaluating the impact of these amendments on our financial statements and have not yet selected a transition method.

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

Prompt Pay Discounts.    We offer cash discounts to our customers, generally 2% of the sales price, as an incentive for prompt payment. We account for cash discounts by reducing accounts receivable by the full amount.

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

Our policy for short-term and long-term investments is to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. Short-term and long-term investments consist of corporate and various government agency and municipal debt securities, as well as certificates of deposit that have maturity dates that are greater than 90 days. Certificates of deposit are carried at cost which approximates fair value. We classify our marketable securities as available-for-sale in accordance with FASB Accounting Standards Codification Topic 320, Investments — Debt and Equity Securities. Available-for-sale securities are carried at fair value with unrealized gains and losses reported in stockholders’ equity. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in impairment of the fair value of the investment. We did not have any realized gains or losses or decline in values judged to be other than temporary during the three and nine months ended September 30, 2016. If we had realized gains and losses and declines in value judged to be other than temporary, we would have been required to include those changes in other income/expense in the condensed consolidated statements of income and comprehensive income. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security. The cost of securities sold is calculated using the specific identification method. At September 30, 2016, our certificates of deposit as well as our marketable securities have been recorded at an estimated fair value of $2,100,000, $76,122,000 and $47,524,000 in cash and cash equivalents, short-term and long-term investments, respectively.

Investments consisted of the following at September 30, 2016 (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Other- Than- Temporary Impairment Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$59,874	$-	$-	$-	$59,874	$59,874	$-	$-
Money market securities	31,555	-	-	-	31,555	31,555	-	-
Certificates of deposit	24,792	-	-	-	24,792	-	12,261	12,531
Marketable securities:
Corporate securities	36,874	4	(45)	-	36,833	-	24,654	12,179
Federal agency securities	25,519	2	(19)	-	25,502	1,600	11,153	12,749
Municipal securities	38,635	10	(26)	-	38,619	500	28,054	10,065
Total marketable securities	101,028	16	(90)	-	100,954	2,100	63,861	34,993

	$217,249	$16	$(90)	$-	$217,175	$93,529	$76,122	$47,524

Investments consisted of the following at December 31, 2015 (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Other- Than- Temporary Impairment Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$55,987	$-	$-	$-	$55,987	$55,987	$-	$-
Money market securities	20,373	-	-	-	20,373	20,373	-	-
Certificates of deposit	26,223	-	-	-	26,223	-	16,637	9,586
Marketable securities:
Corporate securities	27,186	-	(68)	-	27,118	1,621	19,181	6,316
Federal agency securities	18,823	-	(65)	-	18,758	-	10,129	8,629
Municipal securities	53,870	16	(35)	-	53,851	1,534	33,629	18,688
Total marketable securities	99,879	16	(168)	-	99,727	3,155	62,939	33,633

	$202,462	$16	$(168)	$-	$202,310	$79,515	$79,576	$43,219

 The amortized cost and estimated fair value of the marketable securities at September 30, 2016, by maturity, are shown below (in thousands):

	September 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Marketable securities:
Due in one year or less	$65,991	$65,961	$66,148	$66,094
Due after one year through 5 years	35,037	34,993	33,731	33,633
Due after 5 years through 10 years	-	-	-	-
Due after 10 years	-	-	-	-

	$101,028	$100,954	$99,879	$99,727

The following table shows the gross unrealized losses and the fair value of our investments, with unrealized losses that are not deemed to be other-than-temporarily impaired aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2016 (in thousands):

	September 30, 2016				December 31, 2015
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Marketable securities:
Corporate securities	$32,617	$(45)	$-	$-	$25,137	$(68)	$-	$-
Federal agency securities	16,888	(19)	-	-	18,759	(65)	-	-
Municipal securities	22,746	(26)	-	-	22,981	(35)	-	-

	$72,251	$(90)	$-	$-	$66,877	$(168)	$-	$-

As of September 30, 2016, we have concluded that all the unrealized losses on our marketable securities are temporary in nature. Marketable securities are reviewed quarterly for possible other-than-temporary impairment. This review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the expectation for that security’s performance and the creditworthiness of the issuer. Additionally, we do not intend to sell, and it is not probable that we will be required to sell, any of the securities before the recovery of their amortized cost basis.

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

At September 30, 2016, we held short-term and long-term investments, as discussed in Note 3, that are required to be measured at fair value on a recurring basis.  Our Level 2 assets consist of available-for-sale securities that are valued utilizing reports from third-party asset managers that hold our investments, showing closing prices on the last business day of the period presented. These asset managers utilize an independent pricing source to obtain quotes for most fixed income securities, and utilize internal procedures to validate the prices obtained. In addition, we use an independent third-party to perform price testing, comparing a sample of quoted prices listed in the asset managers’ reports to quotes listed through a public quotation service.  Our Level 3 asset represents a long-term corporate convertible promissory note and a warrant to purchase shares issued in connection with the convertible promissory note. The note is not listed on any security exchange. The fair value of the convertible promissory note and warrant approximate their carrying values at September 30, 2016.

Our investments measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at September 30, 2016 and December 31, 2015 were as follows (in thousands):

	Fair Value Measurement at Reporting Date
	September 30, 2016	Quoted Prices in active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
Corporate securities	$36,833	$-	$36,333	$500
Federal agency securities	25,502	-	25,502	-
Municipal securities	38,619	-	38,619	-

Total assets measured at fair value	$100,954	$-	$100,454	$500

	Fair Value Measurement at Reporting Date
	December 31, 2015	Quoted Prices in active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
Corporate securities	$27,118	$-	$27,118	$-
Federal agency securities	18,758	-	18,758	-
Municipal securities	53,851	-	53,851	-

Total assets measured at fair value	$99,727	$-	$99,727	$-

The following table presents additional information about assets measured at fair value on a recurring basis and for which we utilize Level 3 inputs to determine fair value (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Convertible note
Balance, beginning of period	$500	$-		$-
Change in fair value	-	-	-	-
Purchases	-	-	500	-

Balance, end of period	$500	$-	$500	$-

5.	Inventories

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

The components of inventories, net of allowances, are as follows (in thousands):

	September 30, 2016	December 31, 2015
Finished goods	$11,154	$28,216
Work-in-process	8,784	7,018
Raw materials and supplies	8,044	6,481
Total inventories	27,982	41,715
Plus: non-current finished goods	7,480	-
	$35,462	$41,715

As of September 30, 2016 and December 31, 2015, raw materials inventories consisted of raw materials used in the manufacture of the API in our U.S.-based, state-of-the-art dronabinol manufacturing facility and component parts and packaging materials used in the manufacture of Subsys. Work-in-process consists of actual production costs, including facility overhead and tolling costs of in-process dronabinol and Subsys products. Finished goods inventories consisted of finished Subsys products. Non-current finished goods represent those inventories not expected to be sold within 12 months of the balance sheet date and are included in other assets in our condensed consolidated unaudited balance sheets. As of September 30, 2016, all work-in-process inventory is expected to be used within 12 months of the balance sheet date and, therefore, is classified as current inventory. We maintain an allowance for excess and obsolete inventory, as well as inventory where its cost is in excess of its net realizable value. Inventory at September 30, 2016 and December 31, 2015 were reported net of these reserves of $3.3 million and $0.1 million, respectively.

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

Government Proceedings

Like other companies in the pharmaceutical industry, we are subject to extensive regulation by national, state and local government agencies in the United States. As a result, interaction with government agencies occurs in the normal course of our operations. The following is a brief description of pending governmental investigations which we believe are potentially material at this time. It is possible that criminal charges (and related penalties that might follow from successful criminal actions) and substantial payments, fines and/or civil penalties or damages could result from any government investigation or proceeding, as well as a corporate integrity agreement or similar government mandated compliance document, whether we deem an investigation or proceeding to be material or not at this time.

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

HIPAA Investigation. On September 8, 2014, we received a subpoena issued pursuant to HIPAA from the U.S. Attorney’s Office for the District of Massachusetts. The subpoena requests documents regarding Subsys, including our sales and marketing practices related to this product. This investigation also relates to activities in our patient services hub. We are cooperating with this investigation and have produced documents in response to the subpoena and have provided other requested information.

On or about June 23, 2015, a nurse practitioner located in Connecticut, who served on our speaker bureau in connection with our speaker programs designed to educate and promote product awareness and safety for external health care providers, pled guilty to violating the federal Anti-Kickback Statute in connection with payments of approximately $83,000 from us. On or about February 18, 2016, one of our former sales employees located in Alabama pled guilty to a conspiracy to violate the federal Anti-Kickback Statute in regards to two Alabama health care professionals who prescribed our product Subsys. Those two Alabama health care professionals served on our speaker bureau in connection with our speaker programs designed to educate and promote product awareness and safety for external health care providers. Moreover, on or about June 19, 2016, a former district sales manager in New York and a former sales representative in New Jersey were charged in a federal court in Manhattan, New York with violating the federal Anti-Kickback Statute in connection with interacting with health care professionals who prescribed our product and served on our speaker bureau. Both of these employees have pled not guilty. On or about October 13, 2016, a former employee of our patient services hub, which provides administrative support assistance to help patients obtain payment by their insurance companies, was arrested in Arizona in connection with an alleged scheme to defraud insurers. It is possible that additional individual criminal charges and convictions and pleas could result from our ongoing federal and state government investigations and related proceedings. We continue to assess these matters to ensure we have an effective compliance program.

State Related Investigations. We have received CIDs from each of the Office of the Attorney General of the State of Arizona, Illinois and the Commonwealth of Massachusetts and ODOJ and we have also received a subpoena from the Office of the Attorney General of the State of Florida and New Jersey, the State of Colorado Department of Law and the Chief Consumer Protection and Antitrust Division of the State of New Hampshire. In addition, we understand that numerous physicians practicing in New Jersey have received subpoenas from the Department of Justice of the State of New Jersey in connection with these physicians’ interactions with our company. These CIDs and subpoenas request documents regarding Subsys, including our sales and marketing practices related to Subsys in the applicable state, as well as our patient services hub. We are cooperating with each of these investigations and have produced documents in response to these CIDs and related requests for information from each office.

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

Federal Securities Litigation and Derivative Complaint

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

On August 31, 2016, Gary Hirt and Precieux Art Jewelers Inc. filed a Derivative Complaint in the Delaware Chancery Court against our current members of the Board of Directors and Michael L. Babich our former CEO and director. The plaintiffs allege, among other things, that the defendants breached their fiduciary duties by (a) knowingly overseeing the implementation of an illegal sales and marketing program, (b) failing to actively monitor or oversee the compliance program and (c) disregarding their duties to investigate. The plaintiffs seek unspecified monetary damages and other relief. We intend to vigorously defend this claim.

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

 As a result of the final ruling, we have accrued $9,567,000 at September 30, 2016, including $2,249,000 of estimated pre-and post-judgement interest. The final outcome of the appeal could cause the estimates to vary materially from the final award.

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

As of August 1, 2016, Plaintiffs have filed opening and reply and cross response briefs and we have filed our answering and cross-appeal brief and our reply in support of our cross-appeal. The parties have requested oral argument and the court may set a hearing date.

Except as it pertains to the $9,567,000 accrued for the dispute with Dr. Kottayil and the potential for damages in the Federal Securities litigation and derivative action that we believe should be sufficiently covered by our director and officers insurance policies (once we have met any applicable retainage requirement under the applicable policy), we believe that the probability of unfavorable outcome or loss related to all of the above litigation matters and an estimate of the amount or range of loss, if any, from an unfavorable outcome are not determinable at this time. We believe we have meritorious legal positions and will continue to represent our interests vigorously in these matters but the range possible outcomes on these matters is very broad and we are not able to provide a reasonable estimate of our potential liability, if any, nor are we able to predict the outcome of each litigation matter.

Responding to each of these litigation matters, defending any claims raised, and any resulting fines, restitution, damages and penalties, or settlement payments as well as any related actions brought by shareholders or other third parties, could have a material impact on our reputation, business and financial condition and divert the attention of our management from operating our business.

Wayne Automatic Fire Sprinklers. On or about January 26, 2016, Wayne Automatic Fire Sprinklers, Inc. (“Wayne”), which installs, repairs, and monitors fire sprinkler and fire alarm systems throughout Florida and provides health insurance benefits to its employees and covered dependents through its self-funded health benefit plan, filed a complaint in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida. Wayne was seeking injunctive relief and damages in excess of $75,000, exclusive of interest, costs and attorneys’ fees, against Insys Therapeutics, Inc., Gessler Clinic, P.A., Edward Lubin, M.D., UMR, Inc. and OptumRx, Inc., as defendants, for claims based under the Florida Racketeer Influenced and Corrupt Organization Act pursuant to section 895.03(3), Florida Statutes, the Florida Civil Remedies for Criminal Practices Act pursuant to section 772.103(3), Florida Statutes, the Florida Deceptive and Unfair Trade Practices Act under sections 501.201-501.203, Florida Statutes, common law fraud, and civil conspiracy, as well as breach of contract against UMR and OptumRx. The parties jointly reached a resolution and this legal proceeding has been dismissed with prejudice. We believe that any amount associated with the resolution of this matter is not material to our financial results.

Markland.  On July 1, 2016, Robert N. Markland, as the Personal Representative of the Estate of Carolyn S. Markland filed a complaint in the Circuit Court, Fourth Judicial Circuit, in and for Duval County Florida against our parent, Insys Therapeutics, Inc. The complaint states it is a wrongful death products liability action brought pursuant to Section 768.16, et seq. under Florida law in connection with a death occurring in July 2014 and includes a claim of negligent marketing. The lawsuit seeks unspecified damages for past expenses and costs, pain and suffering and loss of consortium and earnings.  On August 4, 2016, we removed this case to federal district court in the Middle District of Florida. We intend to vigorously defend this matter and based on currently available information, we do not believe any resolution of this matter will have a material adverse effect on the Company's business, financial position, or future results of operations.

Buchalter. On September 9, 2016, Jeffrey Buchalter filed a complaint in the Circuit Court for Anne Arundel County, Maryland against Dr. William Tham, Physical Medicine & Pain Management Associates, Maryland Neurological Institute, various physician assistants, and Insys Therapeutics, Inc. Plaintiff’s complaint states it is a personal injury action against Insys related to negligent misrepresentation, failure to warn and fraud under state laws. The lawsuit seeks unspecified compensatory and punitive damages. We intend to vigorously defend this matter and based on currently available information, we do not believe any resolution of this matter will have a material adverse effect on the Company's business, financial position, or future results of operations.

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

In July 2016, we, through our manufacturing subsidiary, entered into a further amendment to our DPT manufacturing and supply agreement dated May 24, 2011. This amendment effectively eliminates any prior minimum purchase (and batch) obligations that had been set forth in the amendment dated April 30, 2015 and replaces it with a new annual purchase commitment of $4,000,000 per calendar year commencing January 1, 2017 through December 31, 2020. As a result, the cumulative effect related to this amendment reduces our aggregated minimum purchase commitments with DPT from $49,740,000 to $16,000,000.

The following table sets forth our aggregate minimum purchase commitments with DPT and Aptar under these agreements (in thousands):

Years ending December 31,
Remainder of 2016	1,685
2017	6,000
2018	7,500
2019	8,410
2020	8,550
Thereafter	4,330
Total	$36,475

7.	Stock-based Compensation

Amounts recognized in the condensed consolidated statements of income and comprehensive income with respect to our stock-based compensation plans were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Research and development	$1,014	$573	$4,438	$1,362
General and administrative	7,385	3,747	14,533	10,905
Total cost of stock-based compensation	$8,399	$4,320	$18,971	$12,267

Included in stock-based compensation for the nine months ended September 30, 2016 was approximately $3,878,000 of expense associated with the accelerated vesting of option awards related to a terminated employee. There was no such accelerated vesting of option awards for the nine months ended September 30, 2015.

The following table summarizes stock option activity as of December 31, 2015 and for the nine months ended September 30, 2016:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term (in years)	(in millions)
Vested and exercisable as of December 31, 2015	3,772,736	$6.91

Outstanding as of December 31, 2015	7,138,089	$12.33
Granted	2,314,543	$14.90
Cancelled	(930,964)	$17.16
Exercised	(557,558)	$6.23

Outstanding as of September 30, 2016	7,964,110	$12.94	7.6	$27.2

Vested and exercisable as of September 30, 2016	4,545,680	$9.82	6.7	$24.9

As of September 30, 2016, we expected to recognize $36,914,000 of stock-based compensation for outstanding options over a weighted-average period of 2.8 years.

Cash received from option exercises under all share-based payment arrangements for the nine months ended September 30, 2016 and 2015 was $3,473,000 and $7,362,000, respectively. For the nine months ended September 30, 2016 and 2015, we recorded net reductions of $122,000 and $8,307,000 respectively, of our federal and state income tax liability, with an offsetting credit to additional paid-in capital, resulting from the excess tax benefits of stock options.

8.	Net Income per Share

Basic net income per common share is computed by dividing the net income allocable to the common stockholders by the weighted average number of common shares outstanding during the period. The diluted income per share further includes any common shares available to be issued upon exercise of outstanding stock options if such inclusion would be dilutive.

The following table sets forth the computation of basic and diluted net income per common share (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Historical net income per share - Basic
Numerator:
Net income	$190	$26,128	$6,979	$41,466
Denominator:
Weighted average number of common shares outstanding	71,640,536	71,905,183	71,592,145	71,446,485
Basic net income per common share	$0.00	$0.36	$0.10	$0.58

Historical net income per share - Diluted
Numerator:
Net income	$190	$26,128	$6,979	$41,466
Denominator:
Weighted average number of common shares outstanding	71,640,536	71,905,183	71,592,145	71,446,485
Effect of dilutive stock options	2,688,427	4,086,147	2,953,678	4,095,688
Weighted average number of common shares outstanding	74,328,963	75,991,330	74,545,823	75,542,173
Diluted net income per common share	$0.00	$0.34	$0.09	$0.55

Anti-dilutive share equivalents included 5,575,979 and 1,122,185 outstanding stock options as of September 30, 2016 and 2015, respectively.

9.	Product Lines, Concentration of Credit Risk and Significant Customers

We are engaged in the business of developing and selling pharmaceutical products. In 2016, we have one product line, Subsys. Our chief operating decision-maker evaluates revenues based on product lines.

The following tables summarize our net revenue by product line, as well as the percentages of revenue by route to market (in thousands):

	Net Revenue by Product Line
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Subsys	$55,180	$91,139	$184,263	$238,380
Dronabinol SG Capsule	-	120	-	1,283
Total net revenue	$55,180	$91,259	$184,263	$239,663

	Percent of Revenue by Route to Market
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Pharmaceutical wholesalers	66%	98%	69%	98%
Specialty pharmaceutical retailers	34%	2%	31%	1%
Generic pharmaceutical distributors	0%	0%	0%	1%
	100%	100%	100%	100%

All our products are sold in the United States of America.

Product shipments to four pharmaceutical wholesalers accounted for 17%, 16%, 15%, and 15% of total shipments and product shipments to one specialty pharmaceutical retailer accounted for 30% of total shipments for the nine months ended September 30, 2016. Product shipments to four pharmaceutical wholesalers accounted for 33%, 20%, 18% and 15% of total shipments for the nine months ended September 30, 2015. Four pharmaceutical wholesalers’ accounts receivable balances accounted for 20%, 18%, 18%, and 16% of gross accounts receivable and one specialty pharmaceutical retailers’ accounts receivable balance accounted for 18% of gross accounts receivable balance as of September 30, 2016. Four pharmaceutical wholesalers’ accounts receivable balances accounted for 35%, 22%, 16% and 11% of gross accounts receivable as of September 30, 2015.

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

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects, and the factors affecting our future performance; plans and objectives of management; that ESI and other PBM formulary changes relative to Subsys may have a material impact on future net revenue; our intent to file an IND application for the treatment of epilepsy with cannabidiol; the sufficiency of our manufacturing capacity; the beneficial attributes of our dronabinol product candidates; that sales and marketing and research and development costs will be our largest categories of expenses; that sales and marketing expenses will fluctuate on changes in Subsys net revenue; our likely inability to grow full-year 2016 Subsys revenue at similar levels compared to 2015; that we will experience future declines in Subsys revenue for the remainder of 2016 when compared to prior quarters in 2015; our development of different dronabinol delivery systems; our anticipated timing of the commercial launch of Syndros; the source and sufficiency of our liquidity our capital resources to fund our operations; possible capital raising transactions we may pursue; that research and development and operating costs will increase; that our investments in our sales and research and development infrastructure will result in increased sales; accounting estimates and the impact of new or recently issued accounting pronouncements; that cash flows from operations will increase as a result of any increased sales of Subsys; trends in restrictions and impediments relating to reimbursement policies imposed by pharmacy benefit managers; the impact of pending litigation and our strategy relating thereto; our exposure to interest rate changes and market risks relating to our investments. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations as described from time to time in our SEC reports, including those risks outlined under “Risk Factors” in Item 1A of our Form 10-K for the year ended December 31, 2015. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Form 10-Q. You should carefully consider these risk and uncertainties described and other information contained in the reports we file with or furnish to the SEC before making any investment decision with respect to our securities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements including, but are not limited to, the following:

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

Overview

 We are a commercial-stage specialty pharmaceutical company that develops and commercializes innovative supportive care products. We have one marketed product and one discontinued product. We also received FDA approval for Syndros in July 2016, and are currently awaiting scheduling by the DEA, which is required prior to commercialization of this product. Our products include:

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

•

Syndros — a dronabinol oral solution that is equivalent to Marinol, an approved second-line treatment for CINV and anorexia associated with weight loss in patients with AIDS. We received FDA approval for Syndros in July 2016. We are currently awaiting scheduling by the DEA, which is required prior to commercialization of this product.

We market Subsys through our U.S.-based field sales force focused on supportive care physicians. Consistent with most pharmaceutical manufacturing companies, we sell Subsys primarily to pharmaceutical wholesalers and collect sales proceeds from those wholesalers. We do not own or have any ownership stake in any pharmaceutical wholesaler, nor do we have an option to acquire any wholesaler. For the nine months ended September 30, 2016, sales to our four largest wholesale customers accounted for 63% of gross revenue. We also sell Subsys directly to specialty pharmaceutical retailers. For the nine months ended September 30, 2016, direct sales to specialty pharmaceutical retailers accounted for 31% of gross revenue. We distribute Subsys through both specialty and traditional retail pharmacies. All pharmacies that fulfill Subsys prescriptions are fully independent. We do not own or have an ownership stake in any pharmacy and do not possess an option to acquire any pharmacy. Our relationships with every pharmacy that fulfills Subsys prescriptions are non-exclusive, in that each of these pharmacies may also fulfill prescriptions for other pharmaceutical manufacturers. For the nine months ended September 30, 2016, over 860 independent pharmacies have fulfilled at least one Subsys prescription.

Our sales of, and revenue from, Subsys depend in significant part on the coverage and reimbursement policies of third-party payers, including government payers, such as Medicare and Medicaid, and private health insurers. All third-party payers are sensitive to the cost of drugs and consistently implement efforts to control these costs, which efforts include, but are not limited to, establishing excluded or preferred drug lists. Subsys has been, and will likely continue to be, subject to these restrictions and impediments from third-party payers, particularly PBMs and private health insurers. We provide administrative reimbursement support assistance, in large part through our patient services hub, which provides administrative support assistance to help patients coordinate with their insurance companies.

We are also developing other product candidates, such as cannabinoid line extensions and sublingual spray product candidates.

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

Approved Product Sales.    Our operating results will depend significantly upon our, and any of our third-party distributors’, sales of approved products. During the nine months ended September 30, 2016, all of our net revenues were generated from the sale of our approved product, Subsys. We will not generate any revenue from the sale of our discontinued Dronabinol SG Capsule in future periods. Our results will depend on prescription volume generally, which we believe will be driven primarily by achievement of broad market acceptance and coverage by third-party payors and effectiveness of the marketing and selling efforts with respect to Subsys. Moreover, our gross margins improve on a unit-by-unit basis as we sell higher dosage strengths of our products. Importantly, the proportion of prescriptions written for repeat Subsys patients has continued to increase since July 2012 from 50% of prescriptions to approximately 93% of prescriptions as of September 30, 2016. Generally, repeat Subsys patients receive significantly higher doses of Subsys on average than first-time patients as patients are titrated from a starter dose of Subsys to their effective dose in accordance with the TIRF REMS protocol.

According to Symphony Health Systems, the total market for TIRF products for the three months ended September 30, 2016 was approximately 19,500 prescriptions and we estimate Subsys prescriptions were approximately 43% of the TIRF market, compared to a total market for TIRF products of approximately 30,700 prescriptions and approximately 48% Subsys market share for the three months ended September 30, 2015.

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

Third Party Payer Interactions and Government Programs Associated with Reimbursement. Our interaction with third-party payers is critical to the success of our business and financial condition. Our relationships with these third-party payers evolves on a regular basis and is often difficult to predict. By way of example, from time to time, third-party payers modify which drugs they choose to reimburse. For instance, on or around August 1, 2014, ESI officially released its exclusion list of drugs, effective January 1, 2015, in connection with its national preferred formulary. Other PBMs may take similar actions and these actions may have a material impact on our net revenue in the future. As we have in the past, we will continue working with PBMs to evaluate price increases and to communicate with managed care and health-system decision-makers to ensure a balanced approach, which takes into account the clinical performance and efficacy of our products.

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

Investments in Our Infrastructure and Growth.    Our ability to increase our sales and to further penetrate our target market segments is dependent in part on our ability to invest in our infrastructure and in our sales and marketing efforts. In order to drive further growth, we may hire additional sales and marketing personnel and invest in marketing our products to our target physician prescriber base. For example, as of September 30, 2016, we had 326 full-time sales and marketing personnel. This will lead to corresponding increases in our operating expenses, although we anticipate that these investments will result in increased product sales and net revenue. In addition, we have constructed a second dronabinol manufacturing facility, which we anticipate will supply us with sufficient commercial quantities of dronabinol API for the commercialization of our proprietary dronabinol product candidates, if approved. This second facility will also increase our operating expenses.

Product Development and Related Regulatory Processes.    Our operating results will also depend significantly on our research and development activities and related regulatory developments. Our research and development expenses were $59.9 million and $40.7 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, we had 70 full-time research and development personnel. We expect research and development expenses to increase as we continue our planned preclinical studies and clinical trials for our product candidates, particularly our proprietary cannabinoid product candidates, including Syndros, and sublingual spray product candidates. We do not expect to realize net revenues from all of these research and development initiatives in the near term and may never realize net revenues from these investments. Due to the risks inherent in conducting preclinical studies and clinical trials, the regulatory approval process and the costs of preparing, filing and prosecuting patent applications, our development completion dates and costs will vary significantly for each product candidate and are very difficult to estimate. The lengthy process of seeking regulatory approvals and the subsequent compliance with applicable regulations require the expenditure of substantial additional resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals or acceptable DEA classifications for our product candidates, in particular those related to Syndros, could cause our research and development expenditures to increase significantly and, in turn, have a material adverse effect on our results of operations.

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

Sales and Marketing Expenses

Our sales and marketing expenses consist primarily of salaries, commissions, benefits, consulting fees, costs of obtaining prescription and market data, and market research studies related to Subsys. As of September 30, 2016, we had 326 full-time sales and marketing personnel. We expect that the number of our sales and marketing personnel will remain steady in the immediate future and may increase as any subsequently approved products are commercialized. We expect our sales and marketing expenses, along with our research and development expenses, to be our largest categories of operating expenses for the foreseeable future. In addition, because we use an incentive-based compensation model for our sales professionals, we expect our sales and marketing expenses to fluctuate from period to period based on changes in Subsys net revenue. We will also incur expenses directly related to the launch of Syndros.

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

To date, our research and development efforts have been focused primarily on our fentanyl, dronabinol, buprenorphine and cannabidiol programs. As of September 30, 2016, we had 70 full-time research and development personnel. We expect research and development expenses to increase as we continue our planned preclinical studies and clinical trials for our product candidates. We determine which research and development projects to pursue, as well as the level of funding available for each project, based on the scientific and preclinical and clinical results of each product candidate and related regulatory action.

The following table provides a breakdown of our research and development expenses during the nine months ended September 30, 2016 and 2015 (in millions):

	Nine Months Ended
	September 30,
	2016	2015
Cannabidiol	$12.5	$14.4
Buprenorphine	8.9	0.6
Fentanyl	3.4	1.0
LEP-ETU and IL-13	2.3	1.7
Naloxone	2.4	1.3
Dronabinol	3.7	5.0
Ondansetron	1.1	1.3
Buprenorphine/Naloxone	0.7	2.6
Sildenafil	0.5	0.2
Internal research and development costs	22.5	11.9
Other	1.9	0.7
Total research and development expenses	$59.9	$40.7

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, accounting, legal, business development and internal support functions. In addition, general and administrative expenses include facility costs not otherwise included in research and development expenses, and professional fees for legal, consulting and accounting services. As of September 30, 2016, we had 51 full-time general and administrative personnel. We expect general and administrative expense to modestly increase as a result of expanding our operating activities and the costs we will incur operating as a public company. We expect these increases to include salaries and related expenses, legal and consultant fees, regulatory fees as new products are commercialized, accounting fees, director fees, increased directors’ and officers’ insurance premiums, fees for investor relations services, and enhanced business and accounting systems.

Charges Related to Litigation Award

Charges related to litigation award expenses for the nine months ended September 30, 2015 represent a legal accrual of $9.5 million related to our dispute with Dr. Kottayil. There was no similar expense for the nine months ended September 30, 2016. See Note 6 of the Notes to our Unaudited Condensed Consolidated Financial Statements for a discussion of our ongoing dispute with Dr. Kottayil.

Income Tax Expense (Benefit)

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

Significant Accounting Polices and Estimates

There were no changes in our significant accounting policies and estimates during the nine months ended September 30, 2016 from those set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

Comparison of Three Months Ended September 30, 2016 to Three Months Ended September 30, 2015

The following table presents certain selected consolidated financial data for the three months ended September 30, 2016 and 2015 expressed as a percentage of net revenue

	Three Months Ended
	September 30,
	2016	2015
Net revenue	100.0%	100.0%
Cost of revenue	8.5	8.4
Gross profit	91.5	91.6
Operating expenses:
Sales and marketing	30.2	21.1
Research and development	29.9	13.5
General and administrative	32.0	15.0
Charges related to litigation award	-	(0.9)
Total operating expenses	92.1	48.7
Operating income (loss)	(0.6)	42.9

Other income:
Interest income	0.5	0.1
Other income, net	-	-
Total other income	0.5	0.1

Income (loss) before income taxes	(0.1)	43.0
Income tax expense (benefit)	(0.4)	14.3

Net income	0.3%	28.7%

Net Revenue.     Net revenue decreased $36.1 million, or 40%, to $55.1 million for the three months ended September 30, 2016, compared to $91.3 million for the three months ended September 30, 2015. The decrease in net revenue was primarily attributable to a decrease in net revenue of Subsys, which was the result of a 35.1% decrease in Subsys shipments to pharmaceutical wholesalers and specialty pharmaceutical retailers for the three months ended September 30, 2016 due primarily to reduced demand for Subsys, as compared to the three months ended September 30, 2015, combined with a 4.4% decrease in net sales price due to changes in mix of prescribed dosages and changes in provisions for wholesaler discounts, patient discounts, rebates and returns partially offset by price increases in  July 2015, January 2016 and July 2016. Provisions for patient discounts, wholesaler discounts, rebates, and returns were $33.6 million $8.2 million, $13.2 million and less than $0.1 million, respectively, or 49.9% on a combined basis of gross revenue from the sale of Subsys for the three months ended September 30, 2016, compared to $13.1 million, $10.0 million, $16.6 million and $1.3 million, respectively, or 31.0% on a combined basis of gross revenue from the sale of Subsys for the three months ended September 30, 2015. The increase in product sales allowances was primarily attributable to higher volumes of patient assistance during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. As described in “Factors Affecting Our Performance – Approved Product Sales”, the continuing sensitivity by some healthcare professionals to prescribe, and pharmacies to dispense, opioids, scrutiny by third party payers and governmental agencies, and ongoing state and federal investigations, and media reports related thereto will likely result in our inability to grow full-year Subsys revenue at similar levels when compared to 2015. In addition, we anticipate that we will experience future declines in Subsys revenue for the remainder of 2016 when compared to prior quarters in 2015.

There was no net revenue from the sales of Dronabinol SG Capsule during the three months ended September 30, 2016, compared to $0.1 million during the three-month period ended September 30, 2015. We will not generate any revenue from the sale of Dronabinol SG Capsule in future periods.

Cost of Revenue, Gross Profit and Gross Margin.    Cost of revenue decreased $3.0 million to $4.7 million for the three months ended September 30, 2016 compared to $7.7 million for the three months ended September 30, 2015. The decrease in cost of revenue was primarily attributable to the decrease in sales of Subsys during the three months ended September 30, 2016. Gross profit decreased $33.0 million to $50.5 million for the three months ended September 30, 2016 compared to $83.6 million for the three months ended September 30, 2015 due primarily to the decrease in sales of Subsys. Gross margin for each of the three months ended September 30, 2016 and 2015 was approximately 92%.

Sales and Marketing Expense.    Sales and marketing expense decreased $2.6 million to $16.7 million for the three months ended September 30, 2016 compared to $19.2 million for the three months ended September 30, 2015. The decrease in sales and marketing expense was due primarily to the decrease in sales of Subsys.

Research and Development Expense.    Research and development expense increased $4.2 million to $16.5 million for the three months ended September 30, 2016, compared to $12.3 million for the three months ended September 30, 2015. The increase in research and development expense was due primarily to an increase in research and development personnel and to clinical and development expenses incurred during 2016 related to growing our product pipeline.

General and Administrative Expense.    General and administrative expense increased $4.0 million to $17.7 million for the three months ended September 30, 2016 compared to $13.7 million for the three months ended September 30, 2015. The increase in general and administrative expense was due primarily to an increase in general and administrative personnel, offset by a decrease in legal expense incurred in connection with various ongoing government investigation and subpoena related matters. Also contributing to the increase in general and administrative expense was an increase in stock-based compensation costs of $3.7 million to $7.4 million for the three months ended September 30, 2016 compared to $3.7 million for the three months ended September 30, 2015.

Charges Related to Litigation Award. We had a reversal of charges related to litigation award expenses of $0.8 million for the three months ended September 30, 2015 associated with our dispute with Dr. Kottayil. There was no similar expense for the three months ended September 30, 2016. See Note 6 of the Notes to our Unaudited Condensed Consolidated Financial Statements for a discussion on our ongoing dispute with Dr. Kottayil.

Income Tax Expense (Benefit).     Provision for income taxes was $(0.2) million for the three months ended September 30, 2016, representing an effective tax benefit of 504.3%, as compared to $13.1 million for the three months ended September 30, 2015, representing and effective tax expense rate of 33.4%. The change in the effective rate for the period ended September 30, 2016 compared with the same period in the previous year is due principally to the favorable rate impact of the income tax credits. As of September 30, 2016, we had approximately $1.1 million of federal and $268.7 million of state net operating loss carry forwards.

We had unrecognized tax benefits of approximately $9.9 million as of September 30, 2016, primarily associated with tax positions taken in prior year. No significant penalties and $0.5 million of interest are included in income taxes and accounted for on the balance sheet related to unrecognized tax positions.

Comparison of Nine months Ended September 30, 2016 to Nine months Ended September 30, 2015

The following table presents certain selected consolidated financial data for the nine months ended September 30, 2016 and 2015 expressed as a percentage of net revenue:

	Nine Months Ended
	September 30,
	2016	2015
Net revenue	100.0%	100.0%
Cost of revenue	8.5	9.3
Gross profit	91.5	90.7
Operating expenses:
Sales and marketing	30.5	25.9
Research and development	32.5	17.0
General and administrative	25.1	17.6
Charges related to litigation award	-	4.0
Total operating expenses	88.1	64.5
Operating income	3.4	26.2

Other income:
Interest income	0.4	0.2
Other income (expense), net	(0.1)	(0.1)
Total other income	0.3	0.1

Income before income taxes	3.7	26.3
Income tax expense	0.1	9.0

Net income	3.6%	17.3%

Net Revenue.     Net revenue decreased $55.4 million, or 23%, to $184.3 million for the nine months ended September 30, 2016, compared to $239.7 million for the nine months ended September 30, 2015. The decrease in net revenue was attributable to a decrease in net revenue of Subsys, which was the result of a 24.5% decrease in Subsys shipments to pharmaceutical wholesalers and specialty pharmaceutical retailers for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, partially offset by a 1.2% increase in net sales price, which was impacted by price increases in July 2015, January 2016 and July 2016 combined with changes in mix of prescribed dosages and changes in provisions for wholesaler discounts, patient discounts, rebates and returns. Provisions for patient discounts, wholesaler discounts, rebates, and returns were $73.7 million, $22.4 million, $32.9 million and less than $0.1 million, respectively, or 41.2% on a combined basis of gross revenue from the sale of Subsys for the nine months ended September 30, 2016, compared to $44.5 million, $26.8 million, $41.8 million and $2.5 million, respectively, or 32.7% on a combined basis of gross revenue from the sale of Subsys for the nine months ended September 30, 2015. The increase in product sales allowances was primarily attributable to higher volumes of patient assistance. As described in “Factors Affecting Our Performance – Approved Product Sales”, the continuing sensitivity by some healthcare professionals to prescribe, and pharmacies to dispense, opioids, scrutiny by third party payers and governmental agencies, and ongoing state and federal investigations, and media reports related thereto will likely result in our inability to grow full-year Subsys revenue at similar levels when compared to 2015. In addition, we anticipate that we will experience future declines in Subsys revenue for the remainder of 2016 when compared to prior quarters in 2015.

There was no net revenue from the sales of Dronabinol SG Capsule during the nine months ended September 30, 2016, compared to $1.3 million during the six-month period ended September 30, 2015. We will not generate any revenue from the sale of Dronabinol SG Capsule in future periods.

Cost of Revenue, Gross Profit and Gross Margin.    Cost of revenue decreased $6.8 million to $15.6 million for the nine months ended September 30, 2016 compared to $22.4 million for the nine months ended September 30, 2015. The decrease in cost of revenue was primarily attributable to the decrease in sales of Subsys during the nine months ended September 30, 2015.

Gross profit decreased $48.6 million to $168.7 million for the nine months ended September 30, 2016 compared to $217.3 million for the nine months ended September 30, 2015 due primarily to the decrease in sales of Subsys. Gross margin for the nine months ended September 30, 2016 was approximately 92% compared to approximately 91% for the nine months ended September 30, 2015.

Sales and Marketing Expense.    Sales and marketing expense decreased $6.0 million to $56.2 million for the nine months ended September 30, 2016 compared to $62.1 million for the nine months ended September 30, 2015. The decrease in sales and marketing expense was due primarily to the decrease in sales of Subsys.

Research and Development Expense.    Research and development expense increased $19.2 million to $59.9 million for the nine months ended September 30, 2016, compared to $40.7 million for the nine months ended September 30 2015. The increase in research and development expense was due primarily to an increase in research and development personnel and to clinical and development expenses incurred during 2016 related to growing our product pipeline.

        General and Administrative Expense.    General and administrative expense increased $4.1 million to $46.3 million for the nine months ended September 30, 2016 compared to $42.2 million for the nine months ended September 30, 2015. The increase in general and administrative expense was due primarily to an increase in general and administrative personnel, offset by a decrease in legal expense incurred in connection with various ongoing government investigation and subpoena related matters. Also contributing to the increase in general and administrative expense was an increase in stock-based compensation costs of $3.6 million to $14.5 million for the nine months ended September 30, 2016 compared to $10.9 million for the nine months ended September 30, 2015.

Charges Related to Litigation Award. Charges related to litigation award for the nine months ended September 30, 2015 represents a $9.5 million legal expense accrual associated with our dispute with Dr. Kottayil, There was no similar expense for the nine months ended September 30, 2016. See Note 6 of the Notes to our Unaudited Condensed Consolidated Financial Statements for a discussion on our ongoing dispute with Dr. Kottayil.

Income Tax Expense.     Provision for income taxes was $0.1 million for the nine months ended September 30, 2016, representing an effective tax rate of 1.9%, as compared to $21.6 million for the nine months ended September 30, 2015, representing and effective tax rate of 34.2%. The effective tax rate for the nine months ended September 30, 2016 is significantly impacted by the effect of increased Orphan Drug and Research and Development tax credits that are available to us in 2016 due to increased investment in research and development of $19.2 million during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, as applied against reduced pre-tax income of $56.0 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. As of September 30, 2016, we had approximately $1.1 million of federal and $268.7 million of state net operating loss carry forwards.

We had unrecognized tax benefits of approximately $9.9 million as of September 30, 2016, primarily associated with tax positions taken in prior year. No significant penalties and $0.5 million of interest are included in income taxes or accounted for on the balance sheet related to unrecognized tax positions.

Liquidity and Capital Resources

 Sources of Liquidity

Current operations are financed principally with existing cash on hand and cash flows from operations.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in millions):

	Nine Months Ended
	September 30,
	2016	2015
Net cash provided by operating activities	$34.7	$75.6
Net cash used in investing activities	(9.8)	(56.9)
Net cash provided by (used in) financing activities	(10.9)	17.2

Net increase in cash and cash equivalents	14.0	35.9
Cash and cash equivalents, beginning of period	79.5	58.1

Cash and cash equivalents, end of period	$93.5	$94.0

Cash Flows From Operating Activities.     Net cash provided by operating activities was $34.7 million and $75.6 million for the nine months ended September 30, 2016 and 2015, respectively. The net cash provided during the nine months ended September 30, 2016 primarily reflects the net income for the period driven by a reduction in Subsys net sales, adjusted in part by depreciation and amortization, stock-based compensation expense and is also impacted by changes in working capital.

Cash Flows From Investing Activities.     Net cash used in investing activities was $9.8 million and $56.9 million for the nine months ended September 30, 2016 and 2015, respectively, and consists primarily of the purchase of investments and property and equipment.

Cash Flows From Financing Activities.     Net cash used in financing activities was $10.9 million for the nine months ended September 30, 2016, as compared to net cash provided by financing activities of $17.2 million for the nine months ended September 30, 2015. During the nine months ended September 30, 2016, we expended approximately $16.1 million to repurchase shares of our common stock, partially offset by excess tax benefits on stock options and awards of $0.1 million, proceeds from the exercise of stock options of $3.5 million and proceeds from shares issued under our employee stock purchase plan of $1.6 million. During the nine months ended September 30, 2015, we recorded excess tax benefits on stock options and awards of $8.3 million, proceeds from the exercise of stock options of $7.4 million and proceeds from shares issued under our employee stock purchase plan of $1.5 million.

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

Although we generated cash from operating activities during the nine months ended September 30, 2016 and we expect to continue to fund our operations primarily from operating activities, we cannot guarantee that we will generate sufficient operating cash flows to fund our planned activities. We cannot be sure that additional financing will be available when needed, or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. If we raise additional funds by issuing equity or convertible securities, substantial dilution to existing stockholders will likely result. If we raise additional funds by incurring new debt obligations, the terms of the debt will likely require significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Off-Balance Sheet Arrangements

      During the nine months ended September 30, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2016, $31.6 million of our cash equivalent investments was in money market securities that are reflected as cash equivalents because all maturities are within 90 days. Included in money market securities are commercial paper, Federal agency discount notes and money market funds. We believe our interest rate risk with respect to these investments is limited due to the short-term duration of these arrangements and the yields earned, which approximate current interest rates.

Our policy for our short-term and long-term investments is to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. Our investment portfolio, consisting of fixed income securities that we hold on an available-for-sale basis, was approximately $125.4 million as of September 30, 2016, and $126.0 million as of December 31, 2015. These securities, like all fixed income instruments, are subject to interest rate risk and would likely decline in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase.

The following table provides information about our available-for-sale securities that are sensitive to changes in interest rates. We have aggregated our available-for-sale securities for presentation purposes since they are all very similar in nature (dollar amounts in millions):

Interest Rate Sensitivity

Principal Amount by Expected Maturity as of September 30, 2016

	Remainder of 2016	2017	2018	2019	2020	Thereafter
CD's and Available-for-sale securities	$22.7	$63.4	$26.5	$12.8	$-	$-
Weighted-average yield rate	0.12%	0.45%	0.22%	0.12%	-	-

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

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, other than that disclosed below under “Remediation Efforts to Address Material Weakness in Internal Control over Financial Reporting,” that occurred during the quarterly period ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

On November 5, 2015, we announced a stock repurchase program which authorizes up to $50 million in repurchases of common stock. This program was effective immediately and has no planned expiration date. As of September 30, 2016, we had $17.4 million remaining under this program. There were no repurchases of our common stock during the three months ended September 30, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

The Exhibit Index immediately following the Signatures to this Form 10-Q is hereby incorporated by reference into this Form 10-Q.

INSYS THERAPEUTICS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSYS THERAPEUTICS, INC.

Dated: November 3 , 2016	By:	/s/ Dr. John N. Kapoor
Dr. John N. Kapoor
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Darryl S. Baker
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