Form 10-K
period 2016-12-31
Insys Therapeutics, Inc.
filed 2017-04-03
CIK 1516479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer		Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $300 million as of June 30, 2016 based on the closing sales price of the common stock on the NASDAQ Global Market.

There were 71,957,343 shares of the registrant’s common stock issued and outstanding as of March 28, 2017.

Documents Incorporated by Reference

Portions of the registrant's Proxy Statement relating to its 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2016, are incorporated by reference in Part III of this Form 10-K.

2016 FORM 10-K ANNUAL REPORT

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

Overview

As used in this Form 10-K, “we,” “us,” and “our” refer to Insys Therapeutics, Inc. and our subsidiaries.

We are a commercial-stage specialty pharmaceutical company that develops and commercializes innovative supportive care products. We have one marketed product: SUBSYS®, a proprietary sublingual fentanyl spray for BTCP in opioid-tolerant adult patients.

Insys Therapeutics, Inc. was incorporated in Delaware in June 1990, and maintains headquarters in Chandler, Arizona.

 For further detail concerning our company and communities, see the “Available Information” section included in this Item 1.

We are leveraging our capabilities in cannabinoid formulation and manufacturing, as well as our sublingual spray drug delivery technology, to develop a portfolio of differentiated, wholly-owned product candidates. Our lead product candidate is SYNDROS™, a proprietary, orally administered liquid formulation of dronabinol, which will be our second, branded supportive care product, if it successfully obtains all required regulatory approvals. We believe this product candidate may provide increased flexibility in dosing for doctors and an improved absorption profile for patients, which may contribute to increased patient compliance because of less dose-to-dose variability and allow us to further penetrate and potentially expand the market for the use of dronabinol. We received FDA approval for SYNDROS™ in July 2016. In March 2017, the DEA issued an interim final ruling that would result in SYNDROS™ being placed in Schedule II of the CSA. We are currently awaiting the finalization of labeling by the FDA as the final approval prior to commercial launch.

Our Products and Product Candidates

SUBSYS® is a proprietary, single-use product that delivers fentanyl, an opioid analgesic, for transmucosal absorption underneath the tongue. We filed our NDA in March 2011 and received marketing approval for SUBSYS® ® from the FDA in January 2012 for the treatment of BTCP. BTCP is characterized by sudden, often unpredictable, episodes of pain that can peak in severity at less than one minute to 10 minutes despite background pain controlled by around-the-clock medication. We believe SUBSYS® is an important, differentiated treatment option for patients and physicians relative to other TIRF products due to its rapid onset of action, improved bioavailability, most complete range of dosage strengths and ease of administration. Our product label includes data from our pivotal clinical trial demonstrating that SUBSYS® may provide pain relief in as little as five minutes, which represents the most rapid onset of action in the TIRF class of products. Also, in a head-to-head study, SUBSYS® demonstrated 76% bioavailability versus 51% for Actiq. Further, SUBSYS® offers the most complete range of dosage strengths in the TIRF class of products, consisting of 100 to 1,600 microgram, or mcg, doses. Patients can administer SUBSYS® in less than one minute while Actiq and Fentora, the leading branded TIRF products, can require 14 to 30 minutes to administer.

We launched SUBSYS® as a commercial product in March 2012. Upon launch, SUBSYS® was the fourth new branded product in the TIRF market over the prior five years. Within the first four weeks of product launch, SUBSYS® realized greater market share than the previous three branded products combined at their respective peak market penetration levels according to Source Healthcare Analytics. In December 2016, SUBSYS® was the most prescribed TIRF product, with 42% market share on a prescription basis according to IMS. According to Source Healthcare Analytics, in 2016, TIRF products generated $710 million in annual U.S. product sales. Traditionally, the physician prescriber base for TIRF products is concentrated, with approximately 1,600 physicians writing 90% of all TIRF product prescriptions in 2016, according to IMS. As a result, our commercial organization has been able to promote SUBSYS® using a highly targeted approach designed to maximize impact with physicians who are TIRF REMS enrolled. In addition, our commercial organization continues to specifically target oncology health care providers and practices.

SUBSYS® utilizes our proprietary sublingual spray technology consisting of a small, single-unit device that delivers our proprietary formulation of drug particles via a fine mist disbursed across a broad surface area of the highly permeable membrane underneath the tongue. This delivery platform is suitable for other molecules for which there may be a benefit to a greater rate and extent of absorption, which could lead to a more rapid onset of action and enhanced bioavailability versus other oral preparations and routes of administration. We are developing our proprietary sublingual spray technology in other product applications in order to expand our portfolio of product candidates.

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

Our lead product candidate is SYNDROS™, a proprietary, orally administered liquid formulation of dronabinol, which has yet to be approved for commercialization. SYNDROS™ has demonstrated more rapidly detectable blood levels and a more reliable absorption profile than Marinol in our clinical studies. In 2012, we completed a pre-NDA meeting with the FDA and a pivotal bioequivalence study. Our pivotal bioequivalence study measured the PK of SYNDROS™ versus Marinol. This PK study demonstrated that 100% of subjects receiving SYNDROS™ achieved detectable plasma levels at 15 minutes compared to less than 25% of subjects receiving Marinol. In this study, SYNDROS™ also demonstrated a 44% decrease in the patient coefficient of variation for area under the curve, or AUC, which is indicative of greater patient exposure to drug. We believe these product attributes could result in SYNDROS™ capturing a significant share of the existing U.S. market for dronabinol products and potentially expanding the usage of dronabinol-based products. We received FDA approval for SYNDROS™ in July 2016. In March 2017, the DEA issued an interim final ruling that would result in SYNDROS™ being placed in Schedule II of the CSA.  We are currently awaiting the finalization of labeling by the FDA as the final approval prior to commercial launch.

Our discontinued Dronabinol SG Capsule product was commercially launched in December 2011, and we sold Dronabinol SG Capsule exclusively to Mylan in the United States under a supply and distribution agreement. We do not have any current plans to manufacture or market this product in the future.

Strategy

Achieve finalization of labeling by the FDA for SYNDROS™ and advance our synthetic cannabinoid product pipeline.     We believe there is an unmet patient need for a more reliable synthetic THC for treating CINV and anorexia associated with weight loss in patients with AIDS. In a pivotal bioequivalence study, our SYNDROS™ product candidate has demonstrated rapid and less variable absorption, which we believe represents an attractive product profile relative to Marinol. We are also evaluating proprietary sublingual spray, inhaled and intravenous formulations of dronabinol in preclinical testing. We also have the capability to manufacture CBD and we are pursuing clinical studies that could result in future commercial products containing CBD. We received FDA approval for SYNDROS™ in July 2016. In March 2017, the DEA issued an interim final ruling that would result in SYNDROS™ being placed in Schedule II of the CSA.  We are currently awaiting the finalization of labeling by the FDA as the final approval prior to commercial launch.

SUBSYS® market share and revenues.     We launched SUBSYS® as a commercial product in March 2012. As of December 31, 2016, there were approximately 8,100 physicians enrolled in the TIRF REMS program. Enrollment in this class-wide REMS program is required by the FDA in order to prescribe TIRF products. Approximately 1,600 physicians comprise 90% of TIRF prescriptions dispensed in 2016, according to IMS. Our sales and marketing efforts have primarily targeted approximately 100% of these top 1,600 prescribing physicians with a focus on the highest prescribers.

Continue to leverage our commercial organization to market SUBSYS® and, if finalization of labeling by the FDA is obtained, SYNDROS™, and other complementary products. We commercialize SUBSYS® through our commercial sales organization. We intend to market SYNDROS™ when finalization of labeling by the FDA is obtained, and other proprietary supportive care products, if approved, using this same commercial sales organization. We may also pursue opportunities to acquire commercial products or product candidates that could further leverage our supportive care commercial sales organization.

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

Use our core competencies and expertise to expand our dronabinol and cannabidiol manufacturing capabilities.     Because dronabinol is difficult to import, procure and produce, we have a U.S.-based, state-of-the-art dronabinol manufacturing facility, which we anticipate will be able to supply the API for initial launch quantities of SYNDROS™. In 2014, we completed construction of a second manufacturing facility that will enable us to supply sufficient commercial quantities of dronabinol API for the anticipated commercialization of our proprietary synthetic cannabinoid product candidates, once scheduled by the DEA, which is required prior to commercialization of this product.

Our Products and Product Candidates

The following table summarizes certain information regarding our marketed products and most advanced product candidates:

Product	Indication	Pathway	Status
SUBSYS® (fentanyl sublingual spray)	1. Breakthrough Cancer Pain	505(b)(2)[1]	Marketed
SYNDROS™ (dronabinol oral solution)	1. CINV 2. Appetite Stimulation in AIDS Patients	505(b)(2)	NDA Filed; Approved: April 1, 2016; Scheduled March 2017 Pending finalization of labeling by the FDA
Cannabidiol Oral Solution	1.Pediatric Epilepsy 2.Prader Willi	505(b)(1)[2]	• Pediatric study in refractory epilepsy ongoing • Prader Willi Phase 2 planned for 2nd Half 2017
Buprenorphine Sublingual Spray	Acute Pain	505(b)(2)	Phase 3 completed; NDA submission 2nd Half 2017
Buprenorphine/Naloxone Sublingual Spray	Opioid Dependence	505(b)(2)	Formulation under development
Naloxone Sublingual Spray	Opioid Antagonist	505(b)(2)	Formulation under development
Fentanyl/Naloxone	Abuse Deterrent for Intravenous	505(b)(2)	Formulation under development

[1]

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

[2]	Application is a complete NDA that contains all the studies conducted by the applicant necessary to demonstrate a drug’s safe and effective use.

Additionally, we intend to develop SUBSYS® for additional indications that may include management of pain for procedures conducted in a monitored setting such as bone marrow biopsy, burn dressing changes, radiation oncology, post-operative procedures. We anticipate initiating some of these studies to support a new indication in 2017 based on the guidance we anticipate receiving from the FDA.

Further in 2017, we intend to develop SYNDROS ™ for additional indications which may include the treatment of agitation in Alzheimer's Disease and the treatment of anorexia associated with weight loss in cancer patients.

We are also actively engaged in the development of other earlier stage product candidates. Specifically, we are currently completing preclinical work on six products that utilize our proprietary spray technology platform with the goal of expanding our supportive care franchise:

•	Epinephrine (Type I allergic reactions including anaphylaxis)
•	Ondansetron (nausea and vomiting in cancer chemotherapy)
•	Sildenafil (the active ingredient in Viagra)
•	Diclofenac (a NSAID taken or applied to reduce inflammation and as an analgesic reducing pain)
•	Ketorolac (for short-term management of moderate to moderately severe pain requiring analgesia at the opioid level)
•	Hydromorphone (opioid used to treat moderate to severe pain)

Further, we have the ability to manufacture pure, synthetic cannabidiol in our DEA-approved and FDA-inspected Round Rock, TX manufacturing facility and have received orphan drug designations from the FDA for the following:

Indication	Drug	Approval Date
Gastric Cancer	Liposomal Encapsulated Paclitaxel	12/3/2014
Ovarian Cancer	Liposomal Encapsulated Paclitaxel	1/21/2015
Malignant Glioma	IL-13	11/2/2001
Interstitial Pulmonary Fibrosis (IPF)	IL-13	4/30/2010
Lennox-Gastaut Syndrome (rare pediatric epilepsy)	Cannabidiol	6/23/2014
Dravet Syndrome (rare pediatric epilepsy)	Cannabidiol	7/1/2014
West Syndrome (Rare pediatric epilepsy)	Cannabidiol	7/23/2015
Glioblastoma multiforme	Cannabidiol	8/20/2014
Pontine glioma	Cannabidiol	9/24/2014
Pediatric Schizophrenia	Cannabidiol	11/17/2014

SUBSYS® -Sublingual Fentanyl Spray

SUBSYS® is a proprietary, single-use product developed to treat BTCP through the delivery of a liquid fentanyl formulation in 100, 200, 400, 600, 800, 1,200 and 1,600 mcg dosages. The 1,200 and 1,600 mcg doses of SUBSYS® are achieved by administering two 600 and 800 mcg doses, respectively. The mechanism by which the liquid is delivered is a highly consistent, one-step process in which a plume of fentanyl is generated by the actuation of the device. The plume disperses a small volume of liquid across the surface area of the sublingual mucosa and facilitates rapid absorption by the body.

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

Morphine and codeine derivatives have been available for decades in immediate-release forms of tablets, capsules or liquids that are ingested by the patient. More recently-approved short-acting opioid-based fentanyl formulations utilize transmucosal delivery in an attempt to improve upon existing fentanyl therapies. Teva Pharmaceutical Industries Ltd.’s Actiq®, approved by the FDA in 1998 and currently available in several generic options, is an oral transmucosal lozenge, and Fentora®, the second leading branded TIRF product, approved by the FDA in 2006, is a fentanyl buccal tablet. Three other companies have received approval for branded TIRF products since 2009 including BioDelivery Sciences International, Inc.’s Onsolis®, a soluble film placed on the buccal area after wetting the inside of the cheek with saliva or water, Sentynl Therapeutics’ Abstral®, an immediate-release transmucosal sublingual tablet, and Depomed’s Lazanda®, a nasal spray. According to Source Healthcare Analytics, TIRF products generated $821.6 million in 2015 U.S. sales. Although these existing therapies provide improvements over oral opioids, we believe that the market adoption of SUBSYS® to date demonstrates that the current treatment options have limitations and that there remains a significant unmet need for therapies that provide faster pain relief, more convenient dose administration and a better PK profile.

Limitations of Competing TIRF Therapies

We believe that the BTCP market is often underserved due to the limitations of other TIRF therapies, which include:

•

Time until significant pain relief:     Patients suffering from BTCP require rapid pain relief as peak intensity of episodic breakthrough pain can occur at less than one minute to 10 minutes from the onset of pain symptoms. The peak effect of Actiq and Fentora may be delayed as it may take up to 14 to 30 minutes for the lozenge or tablet to fully dissolve and be absorbed. In addition, oral immediate-release opioids are metabolized in the liver and consequently, may take up to 30 to 45 minutes to become effective.

•

Pharmacokinetic profile:     Actiq and its generic equivalents achieve bioavailability of approximately 51% and require 15 to 30 minutes for absorption. Up to half of the delivered dose of competing TIRF treatments is swallowed and is absorbed slowly through the GI tract which we believe may delay the onset of pain relief and contribute to side effects.

•

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

Our Solution

We believe SUBSYS’® proprietary formulation and sublingual delivery mechanism offer several advantages over other FDA-approved TIRF products, and these advantages may lead to improved patient compliance and expanded medical use of fentanyl for BTCP. Such advantages include:

•

Pain relief in five minutes:    SUBSYS® is the only product to show pain relief when measuring the sum of pain intensity difference at five minutes in a Phase 3 BTCP clinical trial using fentanyl. We believe that SUBSYS® is able to achieve this rapid delivery of fentanyl through sublingual delivery because there is a high density of blood vessels beneath the tongue and the thin layer in the mucosa enables higher absorption. The product sprays in a manner that is designed to maximize the area covered by the product.

•

One-step administration:    SUBSYS® is administered in one step using a small handheld delivery system that sprays fentanyl beneath the patient’s tongue. This delivery mechanism allows for administration in less than one minute, rather than the 14 to 30 minutes required for Actiq and Fentora. Further, SUBSYS® can be administered without moistening the tongue or cheek, allowing for administration in cancer patients suffering from dry mouth and oral mucositis.

•

Pharmacokinetic profile.    As compared to Actiq’s PK profile, SUBSYS’® PK profile is characterized by higher peak blood concentrations, which are achieved at a more rapid rate. This profile is, in part, due to greater than 85% absorption occurring transmucosally, resulting in higher bioavailability. Because a small volume of liquid is sprayed on to the sublingual mucosa, we believe this method of administration reduces the amount of liquid swallowed and subsequently absorbed via the digestive system. As a result, we believe that less fentanyl is exposed to first-pass metabolism in the liver.

•

Broad spectrum of dosage strengths allows for proper titration and better pain relief.    SUBSYS® is available in the most complete range of dosage strengths in the TIRF market, at 100, 200, 400, 600, 800, 1,200 and 1,600 mcg. We believe it is important to offer a product in all dose ranges for the treatment of BTCP, as all branded products without generic equivalents, and, to our knowledge, all product candidates currently in development, are not, or will not be, available in the 1,200 and 1,600 mcg dosage strengths.

SUBSYS® Market Experience to Date

Prescription Trends:    Monthly prescription data through December 2016 shows that approximately 162,000 prescriptions of SUBSYS® have been dispensed since launch in March 2012. In December 2016, SUBSYS® was the most prescribed branded TIRF product with 42% market share according to IMS.

The continuing and heightened publicity surrounding the national opioid epidemic continues to result in sensitivity by some healthcare professionals to prescribe, and pharmacies to dispense, opioids. In part, this sensitivity by healthcare professionals and pharmacies is the result of third-party payers, such as insurance companies, and regulatory and government agencies increasingly scrutinizing the indications and uses for which healthcare professionals are prescribing, and pharmacies are dispensing, opioids. Moreover, ongoing state and federal investigations into our sales, marketing and other commercial practices and developments and media reports that may arise in connection with such investigations may negatively affect our relationships with healthcare professionals and pharmacies and their prescribing or dispensing habits.  Consequently, these current and potential future events have and will likely continue to affect the manner in which, and the situations when, SUBSYS® is being prescribed, dispensed and approved for coverage.

Physician Prescriber Base:    Approximately 1,600 physicians were responsible for 90% of all TIRF prescriptions dispensed in 2016, according to IMS. We have targeted our commercialization efforts towards approximately 100% of these top 1,600 prescribing physicians with a focus on the highest prescribers. As of December 2016, there were approximately 3,900 unique physician prescribers of SUBSYS®.

Patient Use:   Existing patient data generated by available databases demonstrates that the number of SUBSYS® -experienced patients has increased steadily since launch with over 22,100 unique patients as of December 2016. Importantly, the proportion of SUBSYS® prescriptions written for repeat SUBSYS® patients has continued to increase since July 2012 from 50% of prescriptions to over 92% of prescriptions as of December 2016. Generally, repeat SUBSYS® patients receive higher doses of SUBSYS® on average than first-time patients, as patients are titrated from a starter dose of SUBSYS® to their effective dose in accordance with the REMS protocol.

Patient Access:    SUBSYS® is a Tier 3 medication available under most major commercial health insurance plans. Some third-party payers require usage and failure on cheaper generic versions of Actiq prior to providing reimbursement for SUBSYS® and other branded TIRF products. We concentrate on assisting physicians and payers with developing greater familiarity with both the differentiated features of SUBSYS® and the process to achieve patient access to the product from continued and broader usage of SUBSYS® by their patients. We offer patients a free trial of SUBSYS® to allow for titration to their effective dose and bridge the prior authorization process. Once third-party payer reimbursement is in place, we may offer patients coupons to reduce out of pocket costs.

Cannabinoid Product Family

SYNDROS™ (dronabinol oral solution)

Our lead proprietary dronabinol product candidate is SYNDROS™.  The DEA has issued an interim final ruling that would result in SYNDROS™ being placed in Schedule II of the CSA and we now must interact with the FDA to finalize the labeling prior to commercial launch. In addition, we are evaluating proprietary sublingual spray, inhaled and intravenous formulations of dronabinol in preclinical studies. Dronabinol, the active ingredient in Marinol, is a synthetic form of THC. THC is an orally active cannabinoid which, like other cannabinoids, has complex effects on the central nervous system. Approved by the FDA in 1985, Marinol is indicated for the treatment of CINV in patients who have failed to respond adequately to conventional treatments, as well as for the treatment of anorexia associated with weight loss in patients with AIDS. Marinol is formulated in sesame oil and encapsulated in soft gelatin capsules and must be stored in cool storage conditions or in a refrigerator.

We believe a significant unmet medical need exists for formulations of dronabinol that act more rapidly and are subject to less variable patient absorption. We completed a pivotal bioequivalence study that was a 52-patient crossover bioavailability and PK clinical trial comparing SYNDROS™ with Marinol. In the study, 100% of subjects receiving SYNDROS™ achieved detectable plasma levels at 15 minutes compared to less than 25% of the subjects receiving Marinol. Additionally, SYNDROS™ demonstrated lower intra-subject variability relative to Marinol. We believe these attributes may be a consideration for the providers in selecting the appropriate formulation of dronabinol for patients, which we also believe will allow us to further penetrate and potentially expand the market for the medical use of dronabinol.

Market Overview

CINV is a commonly known side effect of chemotherapy that can have a significant negative impact on quality of patient life. CINV is classified into five categories:

•	Acute: Occurs within 24 hours of chemotherapy administration.
•	Delayed: Occurs more than 24 hours after chemotherapy administration, with peak intensity two to three days post-administration and duration of up to one week.
•	Anticipatory: Occurs prior to treatment.
•	Breakthrough: Occurs after use of antiemetic agents.
•	Refractory: Occurs after failed use of breakthrough therapy.

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

•

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

•

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

Our Solutions

We believe our SYNDROS™ product candidate has the potential to address many of the limitations that exist in synthetic cannabinoid products by providing a number of key advantages, including:

•

Faster absorption:    SYNDROS™ is a liquid solution and is absorbed faster than a capsule formulation which has to dissolve in the GI tract. We believe that quicker absorption may be an important consideration in the selection of a dronabinol product by physicians. Separately, we believe that our proprietary inhalation dronabinol formulation may further accelerate dronabinol’s onset of action due to their route of delivery bypassing first-pass metabolism in the liver.

•	Reduced dose-to-dose variability: Based on our PK study, we believe SYNDROS™ has lower variability of absorption between patients.

Cannabidiol Oral Solution

Cannabidiol has been shown pre-clinically to protect from seizures in various rodent models of seizures, to alleviate neuropathic pain caused by chemotherapy-induced peripheral neuropathy mouse models treated with paclitaxel, and reduce tumor burden in xenograft mouse model of human glioblastoma tumors. We are developing a Cannabidiol Oral Solution, a synthetic cannabidiol, for childhood catastrophic epilepsy syndromes examples of which include infantile spasms, Dravet Syndrome and Lennox-Gastaut syndrome for which we have received Orphan Drug Designations for CBD.

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

Currently, we have one ongoing and one completed study in epilepsy. The first study, a Phase 1b pharmacokinetic study that is evaluating three different doses of CBD in pediatric patients with refractory epilepsy: 10mg/kg/day, 20mg/kg/day and 40mg/kg/day in pediatric patients with refractory seizures, is ongoing.

A second study, a Phase 2 study to assess the efficacy and safety of Cannabidiol Oral Solution for the treatment of refractory Infantile Spasms, studied the effect of Cannabidiol Oral Solution in patients who have failed all approved treatments. This study has been completed and we are evaluating the development in Infantile Spasms in a less refractory population. Should CBD demonstrate benefit in this population, it will provide a treatment option where currently only poorly tolerated options exist, fulfilling a large unmet need.

Further, we are exploring Cannabidiol Oral Solution for pediatric epilepsies and non-epilepsy indications. The initiation of these studies are planned for the second half of  2017.

Prader-Willi Syndrome, first described in 1956, is a multifaceted developmental disorder and the most common genetic syndrome associated with obesity. It is caused by the absent expression of paternally-inherited genes in the Prader-Willi Syndrome region on 15q11-q13. While it presents with generalized hypotonia and developmental delay in infancy, Prader-Willi Syndrome then manifests with uncontrollable appetite, hyperphagia, and excessive weight gain leading to severe obesity, and it is the appetite behavior classified as hyperphagia in Prader-Willi Syndrome that is the most life threatening. Until recently, no patient lived over the age of 50 due to morbid obesity and its related complications. The mortality rate in patients with Prader-Willi Syndrome is six times higher than patients with other intellectual disabilities.

Hyperphagic behaviors can also be dangerous in persons who are not obese, with increased risks of death due to choking while sneaking food, and gastric perforations after consuming more food than usual. Approximately 8%

of deaths in individuals with Prader-Willi Syndrome are reported due to the choking, especially on hot dogs. Prader-Willi Syndrome patients also are known to eat discarded (contaminated) food and items that are not for human consumption such as pet food, or even non-food items such as paint or paper.

Currently, there are no FDA-approved therapies for the treatment of hyperphagia or obesity in patients with Prader-Willi Syndrome. In addition, drugs that have demonstrated efficacy in the past have been withdrawn or have significant safety concerns (e.g., rimonabant, beloranib). Recent studies investigating modulation of the endocannabinoid system have shown promise.

The endocannabinoid system appears to be critically involved in the regulation of appetite, body weight, metabolism, hypothalamic-pituitary-adrenal axis, and reward brain circuitry. In clinical studies, compounds with endocannabinoid effects (fenfluramine, rimonabant) have shown significant effects on weight and appetite suppression.  These effects on appetite also occurred in 19% of epilepsy patients treated with Epidiolex© (i.e., cannabidiol extracted from the cannabis plant) during an open-access program for patients with pediatric seizure disorder.

We also provide Cannabidiol Oral Solution and some financial support for Investigator Initiated Trials of Cannabidiol Oral Solution in various clinical settings such as cocaine dependence, analgesia, and early psychosis. These trials are currently ongoing.

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

Sales and Marketing

We currently market SUBSYS® and intend to commercialize SYNDROS™, if finalization of labeling by the FDA is obtained, and future supportive care products, if approved, through our U.S.-based commercial sales organization focused on supportive care. Specifically, we currently market SUBSYS® in the United States through our commercial sales organization. Our product detailing efforts focus primarily on oncologists, pain specialists and centers that cater to supportive care.

We do not currently have sales and marketing capabilities outside of the United States. In international markets, we plan to enter into arrangements with third parties to pursue requisite regulatory approvals and market and sell our products.

We believe some of the key factors in generating continued growth in SUBSYS® usage include taking market share from other competing TIRF products and expanding the usage of SUBSYS® for BTCP by building awareness among oncologists of its rapid onset of action, improved bioavailability, most complete range of dosage strengths and ease of administration relative to other TIRF products. To successfully commercialize our family of proprietary dronabinol products, we intend to focus our commercial efforts on taking market share from Marinol and its generic alternatives.

As of December 31, 2016, there were approximately 8,100 physicians enrolled in the TIRF REMS program. Enrollment in this class-wide REMS program is required by the FDA as of March 2012 in order to prescribe TIRF products. Approximately 1,600 physicians comprise 90% of TIRF prescriptions dispensed in 2016, according to IMS. Our sales and marketing efforts have primarily targeted approximately 100% of these top 1,600 prescribing physicians with a focus on the highest prescribers. We believe that key factors for driving future SUBSYS® growth include increasing the number of prescriptions written by those physicians who currently prescribe SUBSYS®, increasing the number of TIRF REMS enrolled physicians and oncologists who prescribe SUBSYS®, and allowing sufficient time for physicians and patients to identify their effective SUBSYS® dose among our broad spectrum of dosage strengths.

Manufacturing and Supply

We produce dronabinol, the API in our dronabinol product family, including our proprietary dronabinol product candidates, internally at our U.S.-based, state-of-the-art manufacturing facility. We believe that this facility has the capacity to supply sufficient commercial quantities of dronabinol API for the initial launch quantities of SYNDROS™, if finalization of labeling by the FDA is obtained, as well as to support the continued development of our other cannabinoid product candidates in the near-term. We believe this facility gives us a significant competitive advantage since dronabinol API is a Schedule I material and, consequently, is subject to annual production limits set by quota for each individual facility, cannot be readily procured, is difficult to import into the United States and has a limited number of suppliers domestically. For additional information, see “Risk Factors—Risks Related to Our Business and History—We produce our dronabinol API internally and may encounter manufacturing failures that could impede or delay commercial production of SYNDROS™, if finalization of labeling by the FDA is obtained, or our other dronabinol product candidates, if approved, or the preclinical and clinical development or regulatory approval of our dronabinol product candidates” in Part I, Item 1A of this report.

For our long-term needs, in 2014 we completed construction of a second domestic dronabinol manufacturing facility, which we believe will enable us to supply sufficient commercial quantities of dronabinol API for our continued commercialization of our proprietary dronabinol product candidates, if approved. For additional information, see “Risk Factors—Risks Related to Our Business and History—We have expanded our dronabinol API production capacity by constructing a second facility. We may encounter a number of challenges relating to the management and operation of such a facility, and we may never realize a return on our investment” in Part I, Item 1A of this report.

The chemical materials for dronabinol API are sourced from independent suppliers and are manufactured utilizing well-established chemical techniques. Our manufacturing facility utilizes these chemical materials to produce dronabinol through a series of synthetic reactions and purification cycles. We believe that our suppliers are equipped to meet our current and future chemical material needs for the commercialization of SYNDROS™, if finalization of labeling by the FDA is obtained, and the development and commercialization of our dronabinol-based product candidates. For additional information, see “Risk Factors—Risks Related to Our Business and History—We have no internal manufacturing capabilities other than for our dronabinol API, we are dependent on numerous third parties in our supply chain for the commercial supply of SUBSYS®, and if we fail to maintain our supply and manufacturing relationships with these third parties or develop new relationships with other third parties, we may be unable to continue to commercialize SUBSYS®  or to develop our product candidates.” in Part I, Item 1A of this report.

We purchase the fentanyl API utilized in connection with SUBSYS® from one vendor as our sole supplier of the API in this product. SUBSYS® is manufactured by contract manufacturers and sub-component fabricators. Aptar, a dispensing system company based in Illinois, developed the sublingual spray device we use for SUBSYS®. We entered into a supply agreement effective as of March 7, 2011, with Aptar pursuant to which Aptar supplies us with the delivery system to administer SUBSYS®. We are required to provide Aptar with rolling quarterly forecasts of our requirement for SUBSYS® drug delivery systems. Under certain circumstances, such forecasts are non-binding; however, some portions of such forecasts may constitute a firm commitment to purchase delivery systems. The agreement has a term of five years from the effective date, subject to early termination clauses. On October 30, 2015, we entered into an amended and restated supply, development & exclusive licensing agreement with Aptargroup, Inc. which, among other things, extended our exclusive supply rights to the current sublingual device, currently utilized by SUBSYS®, as well any new device(s) jointly developed by the two companies for a period of seven years. In addition to extending the term, this amendment added certain minimum purchase commitments and requires certain tiered royalties as a percentage of net revenue to be paid by us ranging from less than one percent to the low single digits, commencing in March 2016 through the term of the agreement, from our sales of SUBSYS® and future products that use the Aptar spray device technology. In January 2016, we assigned our rights, title, duties and obligations of our manufacturing and supply agreement with DPT and our supply, development & exclusive licensing agreement with Aptar from our parent to our manufacturing subsidiary as part of a corporate restructuring.

We entered into a manufacturing agreement effective as of May 24, 2011 with DPT pursuant to which we engaged DPT on an exclusive basis to provide processing and packaging services with respect to SUBSYS®. The contract requires us to provide rolling quarterly forecasts, a portion of which constitute firm purchase commitments. In April 2015, we entered into an amendment to our manufacturing and supply agreement with DPT, which extends our existing manufacturing and supply agreement to produce SUBSYS® until the end of 2020. In addition to extending the term, this amendment added certain minimum purchase commitments. In July 2016, we, through our manufacturing subsidiary, entered into a further amendment to our DPT manufacturing and supply agreement dated May 24, 2011. This amendment effectively eliminates any prior minimum purchase (and batch) obligations that had been set forth in the amendment dated April 30, 2015 and replaces it with a new annual purchase commitment of $4 million per calendar year commencing January 1, 2017 through December 31, 2020. As a result, the cumulative effect related to this amendment reduces our aggregated minimum purchase commitments with DPT from $50 million to $16 million through December 31, 2020.

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

SUBSYS®

SUBSYS® competes against numerous branded and generic products already being marketed and potentially those which are or will be in development. SUBSYS® is the fourth new product in the TIRF market over the last five years. In the BTCP market, physicians often treat patients with a variety of short-acting opioid medications, including morphine, morphine and codeine derivatives and fentanyl. Some currently marketed products against which we directly compete include Teva Pharmaceutical Industries Ltd.’s Fentora and Actiq, Galena Biopharma Inc.’s Abstral, Depomed Inc.’s Lazanda and BioDelivery Science International, Inc.’s Onsolis. Some generic fentanyl products against which SUBSYS® competes are marketed by Mallinckrodt, Inc., Par Pharmaceutical Companies and Actavis, Inc. In addition, we are aware of numerous companies developing other treatments and technologies for rapid delivery of opioids to treat BTCP, including transmucosal, transdermal, nasal spray, inhaled delivery systems and sublingual delivery systems, among others.

Cannabinoid Product Family

With respect to our dronabinol product candidates, the market in which we intend to compete is challenging in part because of the presence of generic products. We or our distributor may not be able to differentiate any products that we may market from those of our competitors, successfully develop or introduce new products that are less costly or offer better performance than those of our competitors, or offer purchasers of our products payment and other commercial terms as favorable as those offered by our competitors. In addition, there are a number of established therapies and products already commercially available and under development by other companies that treat the indications which SYNDROS™ and our other dronabinol product candidates are intended to treat. Specifically, SYNDROS™, if finalization of labeling by the FDA is obtained, and our other dronabinol product candidates, will compete against therapies and products such as AbbVie, Inc.’s Marinol and Marinol generics. Par Pharmaceutical Companies markets an approved generic version of Marinol, and Actavis, Inc. markets an authorized generic version of Marinol. Moreover, our cannabinoid products may compete with non-synthetic cannabinoid drugs, including therapies such as GW Pharmaceuticals plc’s Sativex and Epidiolex, especially in many countries outside of the United States where non-synthetic cannabinoids are legal. In addition, literature has been published arguing the benefits of natural cannabis, or marijuana, over dronabinol, and there are a number of states that have already enacted laws legalizing medicinal and recreational marijuana. There is some support in the United States for further legalization of marijuana. We also cannot assess the extent to which patients utilize marijuana illegally to alleviate CINV, instead of using prescribed therapies such as approved dronabinol products. Furthermore, in the treatment of CINV, physicians typically offer conventional anti-nausea agents prior to initiating chemotherapy, such as Sanofi’s Anzemet, Eisai Inc./Helsinn Group’s Aloxi, Roche Holding AG’s Kytril, Par Pharmaceutical Companies’ Zuplenz and GlaxoSmithKline plc’s Zofran, as well as Neurokinin 1 receptor antagonists on the market including Kyowa Hakko Kirin Co., Ltd.’s Sancuso and Merck & Co., Inc.’s Emend. To the extent that SYNDROS™ and our other dronabinol product candidates, if approved, compete in a broader segment of the CINV market, we will also face competition from these products.

Additionally, we are aware of companies in late stage development for CINV product candidates, including A.P. Pharma, Inc.’s APF530 (Phase 3), Aphios Corp.’s Zindo (Phase 2/3), Tesaro, Inc.’s Rolapitant (Phase 3) and Roche Holding/Helsinn Group’s netupitant (Phase 3). If these products are successfully developed and approved over the next few years, they could represent significant competition for SYNDROS™.

Intellectual Property

The success of most of our product candidates will depend in large part on our ability to:

•	obtain and maintain patent and other legal protections for the proprietary technology, inventions and improvements we consider important to our business;
•	prosecute our patent applications and defend our issued patents;
•	preserve the confidentiality of our trade secrets; and
•	operate without infringing the patents and proprietary rights of third parties.

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

As of February 13, 2017, we owned or licensed from third parties a total of twenty-nine worldwide patents and fifty-four patent applications including seventeen issued U.S. utility patents and twenty-eight pending U.S. utility patent applications. These U.S. patents and patent applications will expire between 2017 and 2036. Some of the issued patents and pending applications, if issued, may also be eligible for patent term adjustment and patent term restoration, thereby extending their patent terms.

SUBSYS®

Our SUBSYS® patent portfolio currently consists of five Orange Book listed (with the FDA) U.S. Patent Nos. 8,486,972, 8,486,973, 8,835,459, 8,835,460 and 9,241,935, one granted U.S. patent no. 9,289,387 and two pending U.S. patent applications. These patents are directed to SUBSYS® brand fentanyl and/or the use of the SUBSYS® sublingual fentanyl spray for the treatment of pain and will expire in 2027 and 2030. We also currently have eleven issued foreign patents and six pending foreign patent applications covering formulations and methods of use relating to SUBSYS®. Any patents that issue from our pending foreign patents and applications are expected to expire no earlier than 2027.

Dronabinol

Our dronabinol patent portfolio currently consists of four issued U.S. patents and one pending U.S. patent application. Two of the U.S. patents are directed to formulations of dronabinol and methods of manufacturing and packaging dronabinol in capsules. Two of the U.S. patents and the pending applications are directed to SYNDROS™ brand oral solution formulations of dronabinol. Three of the issued dronabinol patents will expire in 2028, while the forth will expire in 2033. Any patents that issue from our pending patent application will likely expire in 2028.

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

We have conducted certain clearance searches of issued U.S. patents for our fentanyl formulations but we have not conducted extensive clearance searches for our other product candidates, and cannot guarantee that the searches we have done were fully comprehensive and, therefore, whether SUBSYS®  or any of our product candidates, delivery devices, or methods of using, making or delivering our product candidates infringe the patents searched, or that other patents do not exist that cover SUBSYS®  or product candidates, delivery devices or these methods. Interpreting patent claims involves complex legal and scientific questions and it is difficult to assess whether or not our product candidates would infringe any patent. Likewise, it is difficult to predict whether or not third-party patent applications will issue and what claim scope they may obtain. If we conclude that any identified patents, or patent applications once issued as patents, cover SUBSYS® -or our product candidates, we cannot guarantee that we will be able to formulate around such patents at all or without material delay or whether we can obtain reasonable license terms from the patent owners, if at all. There may also be other pending patent applications that are unknown to us and, if granted, may prevent us from making, using or selling SUBSYS® or our product candidates. Other product candidates that we may develop, either internally or in collaboration with others, could be subject to similar uncertainties. If a product is found to infringe a third-party patent, we could be prevented from developing and selling that product. Please see the section entitled “Risk Factors — Risks Relating to Intellectual Property.”

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

Risk Evaluation and Mitigation Strategies

On December 29, 2011, the FDA approved a single shared REMS for TIRF products. TIRF products, which include the brand-name drugs Abstral, Actiq, Fentora, Lazanda, Onsolis and SUBSYS®, are narcotic pain medicines called opioids used to manage breakthrough pain in adults with cancer who routinely take other opioid pain medicines around-the-clock. The program officially began in March 2012.

The goals of the TIRF REMS Access Program are to ensure patient access to important medications and mitigate the risk of misuse, abuse, addiction, overdose and serious complications due to medication errors by:

•	prescribing and dispensing TIRF products only to appropriate patients, including use only in opioid-tolerant patients;
•	preventing inappropriate conversion between fentanyl products;
•	preventing accidental exposure to children and others for whom TIRF products were not prescribed; and
•	educating prescribers, pharmacists, and patients on the potential for misuse, abuse, addiction, and overdose.

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

The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have high potential for abuse, no currently accepted medical use in the United States and lack accepted safety for use under medical supervision, and may not be marketed or sold in the United States. Except for research and industrial purposes, a pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances. Fentanyl, the active ingredient in our SUBSYS® product, is listed by the DEA as a Schedule II substance under the CSA. Consequently, its manufacture, shipment, storage, sale and use are subject to a high degree of regulation. For example, manufacturing of fentanyl is subject to a DEA regulated quota system. In addition, generally all Schedule II drug prescriptions must be signed by a physician and physically presented to a pharmacist before filling and may not be refilled without a new prescription.

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

The federal False Claims Act prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal healthcare programs for the product. In addition, certain marketing practices, including off-label promotion, may also lead to violations of the False Claims Act. Many states also have statutes or regulations similar to the federal Anti-Kickback Statute and False Claims Act, which state laws apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. Moreover, qui tam suits filed under the False Claims Act can be brought by any individual on behalf of the government and such individuals, commonly known as “relators” or “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. The frequency of filing qui tam actions has increased significantly in recent years, causing greater numbers of health care companies to have to defend such qui tam actions and pay substantial sums to settle such actions.

Also, the HIPAA created new federal criminal statutes that prohibit knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payers and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

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

Coverage and Reimbursement

The commercial success of our products and our ability to commercialize any approved product candidates successfully will depend in part on the extent to which governmental authorities, private health insurers and other third-party payers provide coverage for and establish adequate reimbursement levels for our products, product candidates, and related treatments.

Government health administration authorities, private health insurers and other organizations generally decide which drugs they will pay for and establish reimbursement levels for health care. In particular, in the U.S., private health insurers and other third-party payers often provide reimbursement for products and services based on the level at which the government (through the Medicare or Medicaid programs) provides reimbursement for such treatments. In the U.S., the European Union and other potentially significant markets for our product candidates, government authorities and third-party payers are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. Further, the increased emphasis on managed healthcare in the U.S. and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general. The cost containment measures that healthcare payers and providers are instituting and the effect of any healthcare reform could significantly reduce our revenues from the sale of any products or approved product candidates. We cannot provide any assurances that we will be able to obtain and maintain third-party coverage or adequate reimbursement for our product candidates in whole or in part.

The MMA imposed new requirements for the distribution and pricing of prescription drugs for Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities which provide coverage of outpatient prescription drugs. Part D plans include both stand-alone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans. Unlike Medicare Part A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for our products for which we receive marketing approval. However, any negotiated prices for our future products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payers often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from Medicare Part D may result in a similar reduction in payments from non-governmental payers.

The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. A plan for the research will be developed by the Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures will be made to Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payers, it is not clear what effect, if any, the research will have on the sales of any product, if any such product or the condition that it is intended to treat is the subject of a study. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of our products or product candidates. If third-party payers do not consider our products to be cost-effective compared to other available therapies, they may not cover our products as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

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

Research and Development

Our operating results will also depend significantly on our research and development activities and related regulatory developments. Our research and development expenses were $73.9 million, $56.7 million and $33.1 for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had 59 full-time research and development personnel. We expect research and development expenses to increase as we increase related headcount and continue our planned preclinical studies and clinical trials for our product candidates, particularly our proprietary cannabinoid product candidates, including SYNDROS™, and sublingual spray product candidates. We do not expect to realize net revenues from all of these research and development initiatives in the near term and may never realize net revenues from these investments. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Performance—Product Development and Related Regulatory Processes.

Employees

As of December 31, 2016, we employed 423 full-time employees, including 44 manufacturing employees, 274 sales and marketing employees, 59 employees in research and development, and 46 employees in administration. As of the same date, 30 of our employees had a Ph.D. or M.D. degree. None of our employees is subject to a collective bargaining agreement and we consider our relationship with our employees to be good.

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

Available Information

We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports available, free of charge, in the “Investors” section of our Internet website as soon as reasonably practicable after we electronically file these materials with, or furnish these materials to, the SEC. Our website is www.insysrx.com.

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

Risks Related to Our Business and Industry

We are largely dependent on the commercial success of our product, SUBSYS®, and although we have generated revenue and profit from sales of SUBSYS®, we may not be able to continue to be profitable.

We anticipate that in the near term our ability to maintain profitability will depend upon the continued commercial success of our main approved product, SUBSYS®. In addition to the risks discussed elsewhere in this section, our ability to continue to generate revenues from this product will depend on a number of factors, including, but not limited to:

•	achievement of broad market acceptance and coverage by third-party payers for our products;
•	the effectiveness of our efforts in marketing and selling SUBSYS®;
•	our and our contract manufacturers’ ability to successfully manufacture commercial quantities of our products at acceptable cost levels and in compliance with regulatory requirements;
•	our ability to maintain a cost-efficient commercial organization and, to the extent we seek to do so, successfully partner with additional third parties;
•	our ability to successfully expand and maintain intellectual property protection for SUBSYS®;
•	our ability to effectively work with physicians to ensure that patients are titrated to an effective dose of SUBSYS®;
•	the efficacy and safety of our products; and
•	our ability to comply with regulatory requirements.

The continuing and heightened publicity surrounding the national opioid epidemic continues to result in sensitivity by some healthcare professionals to prescribe, and pharmacies to dispense, opioids. In part, this sensitivity by healthcare professionals and pharmacies is the result of third-party payers, such as insurance companies, and regulatory and government agencies increasingly scrutinizing the indications and uses for which healthcare professionals are prescribing, and pharmacies are dispensing, opioids. Moreover, ongoing state and federal investigations into our sales, marketing and other commercial practices and developments and media reports that may arise in connection with such investigations may negatively affect our relationships with healthcare professionals and pharmacies and their prescribing or dispensing habits.  Consequently, these current and potential future events have and will likely continue to affect the manner in which, and the situations when, SUBSYS® is being prescribed, dispensed and approved for coverage.

If SUBSYS®, SYNDROS™, or any of our product candidates for which we receive regulatory approval, do not maintain broad market acceptance or coverage by third-party payers, the revenues that we generate from this product will be limited.

The commercial success of SUBSYS®, SYNDROS™ and any product candidates for which we obtain marketing approval from the FDA or other regulatory authorities, will depend upon the continued acceptance of these products by physicians, patients, healthcare payers and the medical community. Coverage and reimbursement of our approved products by third-party payers is also necessary for commercial success. The degree of market acceptance of SUBSYS®, SYNDROS™ and any other product candidates for which we may receive regulatory approval will depend on a number of factors, including:

•	patients’ ability to obtain sufficient third-party payer coverage and reimbursement;
•	our ability to provide acceptable evidence of safety and efficacy;
•	acceptance by physicians and patients of the product as a safe and effective treatment;
•	the relative convenience and ease of administration;
•	the prevalence and severity of adverse side effects;
•	limitations or warnings contained in a product’s FDA-approved labeling;
•	the clinical indications for which the product is approved;
•	the DEA scheduling classification for controlled substances, such as our dronabinol-based and fentanyl-based products;
•	availability and perceived advantages of alternative treatments;
•	any negative publicity related to our or our competitors’ products;
•	the effectiveness of our or any current or future collaborators’ sales, marketing and distribution strategies;
•	pricing and cost effectiveness;
•	the willingness of patients to pay out of pocket in the absence of third-party payer coverage; and
•	our ability to maintain compliance with regulatory requirements.

For example, while we believe our sublingual spray delivery method for SUBSYS® appeals to patients, some patients may not view our sublingual spray device as easy to administer, safe and effective, and otherwise may not react favorably to sublingual delivery. In accordance with the REMS protocol for all TIRF products, physicians are advised to begin patients at the lowest dose available for the applicable TIRF product, which for SUBSYS® is 100 mcg. If patients do not experience pain relief at initial low-dose prescriptions of SUBSYS®, they or their physicians may conclude that SUBSYS® is ineffective in general and may discontinue use of SUBSYS® before titrating to an effective dose. In addition, many third-party payers require usage and failure on cheaper generic versions of Actiq prior to providing reimbursement for SUBSYS® and other branded TIRF products, which limits SUBSYS®’ use as a first-line treatment option.

In addition, products used to treat and manage pain, especially in the case of controlled substances, are from time to time subject to negative publicity, including illegal use, overdoses, abuse, diversion, serious injury and death. These events have led to heightened regulatory scrutiny. Controlled substances are classified by the DEA as Schedule I through V substances, with Schedule I substances being prohibited for sale in the United States, Schedule II substances considered to present the highest risk of abuse and Schedule V substances being considered to present the lowest relative risk of abuse. SUBSYS® contains fentanyl, an opioid, and is regulated as a Schedule II controlled substance, and despite the strict regulations on the marketing, distributing, prescribing and dispensing of such substances, illicit use and abuse of controlled substances is well-documented. Thus, the marketing of SUBSYS® and, if approved, our product candidates that contain controlled substances, may generate public controversy that may adversely affect market acceptance of SUBSYS® and, if approved, such product candidates.

Our efforts to educate the medical community and third-party payers on the benefits of SUBSYS®, and any of our product candidates for which we obtain marketing approval from the FDA or other regulatory authorities, and gain broad market acceptance requires significant resources and may not continue to be successful. If our products do not continue to receive an adequate level of acceptance by physicians, third-party payers and patients, we may not generate sufficient revenue from these products to remain profitable.

In addition, fentanyl and dronabinol treatments can be costly to third-party payers and patients. Accordingly, hospitals and physicians may resist prescribing our products and third-party payers and patients may not purchase our products due to cost.

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

The unpredictability and regulation surrounding reimbursement on SUBSYS® and SYNDROS™ may affect our financial condition and results of operations.

Our sales of, and revenue from, SUBSYS® (and our anticipated future revenue from SYNDROS™) depend in significant part on the coverage and reimbursement policies of third-party payers, including government payers such as Medicare and Medicaid, and private health insurers. All third-party payers are sensitive to the cost of drugs and consistently implement efforts to control these costs, which efforts include, but are not limited to, establishing excluded or preferred drug lists. SUBSYS® has been, and will likely continue to be, subject to these restrictions and impediments from third-party payers, particularly PBMs and private health insurers. Our product, SUBSYS®, has been included on an exclusion list for at least one significant PBM and may in the future be included on other PBM exclusion lists. These PBMs, which administer prescription drug benefits for employers and health plans and runs large mail-order pharmacies, have significant influence in the insurance industry. While most PBMs have an exception process that physicians may pursue to have an off-formulary, medically necessary drug covered for patients, being placed on an exclusion list makes it difficult for many patients covered through a PBM administered plan to have SUBSYS® covered by insurance.  In the future, we may not be able to work with other PBMs to evaluate price increases and to communicate with managed care and health-system decision-makers to ensure a balanced approach which takes into account the clinical performance and efficacy of our products. Moreover, in the United States, there have been, and we expect there will continue to be, a number of state and federal proposals that limit the amount that third-party payers may pay to reimburse the cost of drugs, particularly for state and federal government programs such as Medicare and Medicaid, as well as managed care providers and private insurance plans. We believe the increasing emphasis on managed care in the United States has and will continue to put pressure on the price and usage of SUBSYS®. Our ability to generate revenue is affected by the availability of third-party reimbursement for SUBSYS® and our results of operations will be negatively affected if we fail to manage adequate reimbursement levels for SUBSYS® from such third-party payers.

In addition, our business operations include administrative reimbursement support assistance for patients, in large part through our patient services hub, to help patients work with their insurance companies. The patient support assistance provided by us, including our patient services hub, is subject to extensive and complex federal and state laws and varied third-party payers standards, procedures, processes and conditions.  Our compliance with applicable laws, regulations and standards is expensive and time consuming and substantial governmental resources exist to enforce and prosecute these applicable laws, regulations and standards and companies that violate such laws, regulations and standards may face substantial penalties. The potential sanctions include significant civil, criminal and administrative penalties, damages and fines and exclusion from participation in federal health care programs. Because of the breadth of these laws and the lack of extensive legal guidance in the form of regulations or court decisions, it is possible that some of our business activities could be subject to challenge or penalty under one or more of these laws. Such a challenge, irrespective of the underlying merits of the challenge or the ultimate outcome of the matter, could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We or our collaborators may not be successful in executing sales and marketing strategies for SUBSYS®, SYNDROS™, or any additional product candidates for which we obtain regulatory approval. If such sales and marketing strategies are not successful, we may not be able to maintain or increase our revenues.

Prior to our launch of SUBSYS® in March 2012, we built a commercial organization including sales, marketing, managed markets, trade and distribution functions, which is now focused exclusively on marketing and selling SUBSYS®. We utilize in the United States, with respect to SUBSYS®, and plan to utilize in the United States, with respect to SYNDROS™ or any of our product candidates for which we obtain regulatory approval and maintain sales and marketing responsibility, our commercial organization. Our commercial organization may not perform over time as we currently anticipate. To the extent our commercial organization does not perform over time as we currently anticipate, we will need to consider alternatives, such as entering into arrangements with third parties to market and sell our products. Any arrangement would likely result in significantly greater sales and marketing expenses or lower revenues than our current estimates.

Our field sales force promotes SUBSYS® primarily to oncologists, pain management specialists and centers that cater to supportive care in the United States. We may either increase or decrease the size of our sales force in the future based upon market conditions and actual sales performance, as well as in the event that we obtain regulatory approval for any of our product candidates. In addition, we could lose sales personnel or the performance of our sales personnel as measured by actual sales may be disappointing. Many of our competitors have significantly larger sales and marketing organizations, and significantly greater experience than we do in selling, marketing and distributing pharmaceuticals, and we may not be able to compete successfully with them with our existing commercial organization.

We have recently grown our business and will need to further increase the size and complexity of our organization in the future, and we may experience difficulties in managing our growth and executing our growth strategy.

Our management and personnel, systems and facilities currently in place may not be adequate to support our business plan and future growth. With the commercialization of SUBSYS® in March 2012 and our anticipated launch of SYNDROS™ in 2017, we have increased our number of full-time employees from 32 on December 31, 2010 to 423 as of December 31, 2016, primarily because we established a commercial organization and our commercial infrastructure over that period, and the complexity of our business operations has substantially increased. We will need to further expand our scientific, sales and marketing, managerial, operational, financial and other resources to support our planned research, development and commercialization activities.

Our need to effectively manage our operations, growth and various projects requires that we:

•	continue to improve our operational, financial, management and regulatory compliance controls and reporting systems and procedures;
•	attract and retain sufficient numbers of talented employees;
•	manage our commercialization activities for SUBSYS® effectively and in a cost-effective manner;
•	manage our clinical trials effectively;
•	manage our internal dronabinol production operations effectively and in a cost effective manner;

•	manage our development efforts effectively while carrying out our contractual obligations to contractors and other third parties; and
•	continue to improve and expand our facilities.

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

We may not be able to obtain all necessary approvals for SYNDROS™, which would limit our near-term future revenue growth prospects.

In addition to growing sales of our main approved product, SUBSYS®, the ability to improve our business, results of operations and financial condition in the near-term will depend heavily on our ability to obtain all necessary approvals for the commercial launch of SYNDROS™. We received FDA approval for SYNDROS™ in July 2016. In March 2017, the DEA issued an interim final ruling that would result in SYNDROS™ being placed in Schedule II of the CSA.  We are currently awaiting the finalization of labeling by the FDA as the final approval prior to commercial launch.

If we are unable to obtain all necessary approvals for the commercial launch of SYNDROS™, our ability to generate additional near-term revenues beyond those derived from the commercial sale of SUBSYS® will be significantly, if not completely, limited or materially delayed, which would have a material adverse impact on our business, results of operations and financial condition.

We produce our dronabinol API internally and may encounter manufacturing failures that could impede or delay commercial production of SYNDROS™, if all necessary approvals are obtained, or our other dronabinol product candidates, if approved, or the preclinical and clinical development or regulatory approval of our dronabinol product candidates.

Any failure in our internal dronabinol API manufacturing operations could cause us to be unable to meet demand for SYNDROS™, if all necessary approvals are obtained, or our other dronabinol product candidates, if approved, and lose potential revenue, delay the preclinical and clinical development or regulatory approval of our dronabinol product candidates, and harm our reputation. Our internal manufacturing operations may encounter difficulties involving, among other things, production yields, regulatory compliance, contamination, quality control and quality assurance, obtaining DEA quotas which allow us to produce dronabinol in the quantities needed to execute on our business plan, and shortages of qualified personnel. Our ability to support regulatory approval of our dronabinol product candidates, could be impeded, delayed, limited or denied if the FDA does not approve and maintain the approval of our manufacturing processes and facilities. In addition, we have limited experience producing dronabinol in commercial quantities and may encounter difficulties with continuing to manufacture commercial quantities of dronabinol or the quantities needed for our preclinical studies or clinical trials. Such difficulties could result in a delay in the commercial launch of SYNDROS™, if all necessary approvals are obtained, or our other dronabinol product candidates, if approved, delays in our preclinical studies, clinical trials and regulatory submissions.

We are aware of only two other manufacturers that are able to produce pharmaceutical grade dronabinol in the United States. We are aware of only five manufacturers that hold Drug Master Files for the production of dronabinol in the United States. Because dronabinol is a controlled substance, inability to manufacture dronabinol in the United States would have a material adverse effect on our business given the regulatory restrictions associated with obtaining authorization to import and transport controlled substances into the United States. Moreover, we believe dronabinol is difficult to produce and if there was any problem in manufacturing it internally, we may not be able to identify a third-party to manufacture it for us in a cost-effective manner, if at all.

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

We have expanded our dronabinol API production capacity by constructing a second facility. We may encounter a number of challenges relating to the management and operation of such a facility, and we may never realize a return on our investment.

We have expanded our dronabinol API production capacity by constructing a second facility designed to meet our expected future dronabinol API supply needs. The construction of the second facility has required significant capital expenditures and has resulted in significantly increased fixed costs. In addition, we will need to transfer our manufacturing processes, technology and know-how to the second facility. We cannot assure you that we will be able to successfully operate the second facility in a timely or profitable manner, or at all, or within the budget that we currently project. If we are unable to transition our dronabinol API manufacturing operations to the second facility in a cost-efficient and timely manner, then we may experience disruptions in our operations, which could negatively impact our business and financial results. Further, if we are unable to achieve certain minimum production efficiencies at the second facility, or if we fail to obtain regulatory approval for and successfully commercialize our dronabinol product candidates, including SYNDROS™, we may never realize a return on our investment. If the demand for our dronabinol products decreases or if we do not produce the output we plan or anticipate after our new facility is operational, we may not be able to spread a significant amount of our fixed costs over the production volume, thereby increasing our per unit fixed cost, which would have a negative impact on our financial condition and results of operations.

We will need to obtain and maintain a number of regulatory approvals in connection with the production of dronabinol API at our second manufacturing facility. Our ability to obtain and maintain these approvals may be subject to additional costs and possible delays beyond what we initially anticipate. In addition, any new dronabinol API manufacturing facility must comply on an ongoing basis with applicable regulatory requirements as discussed in the preceding risk factor. Failure to comply with any such regulatory requirements would harm our business and our results of operations.

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

We have no internal manufacturing capabilities other than for our dronabinol API, we are dependent on numerous third parties in our supply chain for the commercial supply of SUBSYS®, and if we fail to maintain our supply and manufacturing relationships with these third parties or develop new relationships with other third parties, we may be unable to continue to commercialize SUBSYS® or to develop our product candidates.

We rely on a number of third parties for the commercial supply of SUBSYS® and the clinical supply of our product candidates. Our ability to commercially supply SUBSYS® and to develop our product candidates depends, in part, on our ability to successfully obtain the API for SUBSYS® and the starting materials for dronabinol API for our dronabinol product candidates and the API for any other product candidates, and outsource most if not all of the aspects of their manufacturing at competitive costs, in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. If we fail to develop and maintain supply relationships with these third parties, we may be unable to continue to commercialize SUBSYS® or develop our SYNDROS™ or any other product candidates.

We purchase the fentanyl API utilized in connection with SUBSYS® from one vendor as our sole supplier of the API in this product. We purchase the starting materials for our dronabinol API from several third parties. We do not have long-term agreements with any of these parties, but rather purchase material on a purchase order basis. Moreover, some of the starting material for our dronabinol API is difficult to procure and produce. Our ability to obtain fentanyl API and the starting materials for our dronabinol API in sufficient quantities and quality, and on a timely basis, is critical to our continued commercialization of SUBSYS® and to our successful completion of preclinical studies and clinical trials for our product candidates. There is no assurance that these suppliers will continue to produce the materials in the quantities and quality and at the times they are needed, if at all, especially in light of the fact that we intend to significantly increase our orders for these materials in the near future. Moreover, the replacement of any of these suppliers, particularly the supplier of the starting material for our dronabinol API that is difficult to produce, could lead to significant delays and increase in our costs.

We do not own or operate manufacturing facilities for SUBSYS® and currently lack the in-house capabilities to manufacture SUBSYS®. Our SUBSYS® sub-component manufacturing is performed by Aptar, with the final fill, assembly and packaging of SUBSYS® performed by DPT. If there are problems relating to the equipment utilized by Aptar to manufacture SUBSYS®, we will be responsible for fixing or replacing that equipment. Any requirement to do so could result in unexpected costs and expenses and delay the production of SUBSYS®, which could in turn negatively impact our business.

The manufacture of pharmaceutical products generally requires significant expertise and capital investment, often including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up and validating initial production. These problems can include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Additionally, our manufacturers may experience difficulties due to resource constraints, labor disputes, unstable political environments or natural disasters. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations for any reason, our ability to commercially supply SUBSYS® or to provide dronabinol for any product candidates for preclinical studies or clinical trials could be jeopardized. Any delay or interruption in our ability to commercially supply SUBSYS® will result in the loss of potential revenues and could adversely affect the market’s acceptance of these products. We cannot guarantee that we will not encounter other manufacturing issues in the future. In addition, any delay or interruption in the supply of preclinical study or clinical trial supplies could delay the completion of those studies or trials, increase the costs associated with maintaining our programs and, depending upon the period of delay, require us to commence new studies or trials at additional expense or terminate studies or trials completely.

Manufacturers and suppliers are subject to regulatory requirements including cGMPs, which cover, among other things, manufacturing, testing, quality control and recordkeeping relating to our products and product candidates, and are subject to ongoing inspections by FDA, DEA and other regulatory agencies. Moreover, if we seek regulatory approval for any product candidate, the facilities to be used by us or our third-party manufacturers for the manufacture of the product candidate must be approved by the applicable regulatory authorities before the product candidate may be approved and marketed. We do not control the manufacturing processes of third-party manufacturers and except for dronabinol API, we are currently completely dependent on them. If any of our third-party manufacturers cannot successfully manufacture product that conforms to our specifications and the applicable regulatory authorities’ strict regulatory requirements, they will not be able to secure or maintain regulatory approval for the manufacturing facilities. In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any other applicable regulatory authorities do not approve these facilities for the manufacture of our products or product candidates or if they withdraw any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to commercially supply SUBSYS® or develop or obtain regulatory approval for our product candidates.

If our third-party manufacturers or suppliers fail to deliver the required commercial quantities of SUBSYS®  and the respective sub-components and starting materials, on a timely basis and at commercially reasonable prices, and we are unable to find one or more replacement manufacturers or suppliers capable of production at a substantially equivalent cost in substantially equivalent volumes and quality, and on a timely basis, the continued commercialization of SUBSYS®  and the development of our product candidates would be impeded, delayed, limited or prevented, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

We may encounter delays in the manufacturing of SUBSYS® or fail to generate revenue if our supply of the components of our sublingual spray delivery system is interrupted.

Our sublingual spray drug delivery system is sourced, manufactured and assembled by multiple third parties across different geographic locations in the United States and Europe. All contract manufacturers and component suppliers have been selected for their specific competencies in the manufacturing processes and materials that make up the sublingual spray system. The components of the spray system include the actuator subassembly, vial subassembly, and the setting mechanism. The actuator subassembly is comprised of nine individual components which are collectively supplied by six different third-party manufacturers. The vial subassembly that houses the sterile drug formulation fentanyl is comprised of five different components supplied by four third-party manufacturers. Each of these third-party manufacturers is currently the single source of their respective components. If any of these manufacturers is unable to supply its respective component for any reason, including due to violations of cGMPs for medical devices, known as QSR, our ability to both have the finished sublingual spray device manufactured and to commercially supply SUBSYS® will be adversely affected and we would lose potential revenue. Accordingly, a failure in any part of our supply chain may cause a material adverse effect on our ability to generate revenue from SUBSYS®, which in turn could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

SUBSYS® competes against numerous branded and generic products already being marketed and potentially those which are or will be in development. Many of these competitive products are offered in the United States by large, well-capitalized companies. SUBSYS® is the fourth new branded TIRF product in the last six years. In the BTCP market, physicians often treat BTCP with a variety of short-acting opioid medications, including morphine, morphine and codeine derivatives and fentanyl. Some currently marketed products against which we directly compete include Teva Pharmaceutical Industries Ltd.’s Fentora and Actiq, Galena’s Abstral, Depomed’s Lazanda and

BioDelivery Sciences International, Inc.’s Onsolis. Some generic fentanyl products against which SUBSYS® competes are marketed by Mallinckrodt, Inc., Par Pharmaceutical Companies, Inc. and Actavis, Inc. In addition, we are aware of numerous companies developing other treatments and technologies for rapid delivery of opioids to treat BTCP, including transmucosal, transdermal, nasal spray, and inhaled sublingual delivery systems. If these treatments and technologies are successfully developed and approved, they could represent significant additional competition to SUBSYS®.

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

Moreover, our dronabinol products may compete with non-synthetic cannabinoid drugs, including therapies such as GW Pharmaceuticals plc’s Sativex, especially in many countries outside of the United States where non-synthetic cannabinoids are legal. In addition, literature has been published arguing the benefits of natural cannabis, or marijuana, over dronabinol, and there are a number of states that have already enacted laws legalizing medicinal and recreational marijuana. There is some support in the United States for further legalization of marijuana. We also cannot assess the extent to which patients utilize marijuana illegally to alleviate CINV, instead of using prescribed therapies such as approved dronabinol products. Furthermore, in the treatment of CINV, physicians typically offer conventional anti-nausea drugs prior to initiating chemotherapy, such as Sanofi’s Anzemet, Eisai Inc./Helsinn Group’s Aloxi, Roche Holding AG’s Kytril, Par Pharmaceutical Companies’ Zuplenz and GlaxoSmithKline plc’s Zofran, as well as Neurokinin 1 receptor antagonists on the market including Kyowa Hakko Kirin Co., Ltd.’s Sancuso and Merck & Co., Inc.’s Emend. To the extent that SYNDROS™ and our dronabinol product candidates compete in the broader CINV market, we will also face competition from these products and their generic equivalents, as applicable.

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

Our competitors may also develop products that are more effective, better tolerated, subject to fewer or less severe side effects, more useful, more widely-prescribed or accepted, or less costly than ours. For each product we commercialize, sales and marketing efficiency are likely to be significant competitive factors. We have built a commercial organization to market SUBSYS®  in the United States without using third-party sales or marketing channels, and expect to expand and utilize this commercial organization in the United States for any additional proprietary product candidates that we develop, and there can be no assurance that we can maintain and augment these capabilities in a manner that will be cost efficient and competitive with the sales and marketing efforts of our competitors, especially since some or all of those competitors could expend greater economic resources than we do and/or employ third-party sales and marketing channels.

If we are unable to achieve and maintain adequate levels of coverage and reimbursement from third-party payers for SUBSYS®, or any future products we may seek to commercialize, on reasonable pricing terms, their commercial success may be severely hindered.

Successful sales of our products depend on the availability of adequate coverage and reimbursement from third-party payers. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payers to reimburse all or part of the costs associated with their prescription drugs. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payers is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Assuming we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate or may require co-payments that patients find unacceptably high. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.

In addition, the market for our products will depend significantly on access to third-party payers’ drug formularies, or lists of medications for which third-party payers provide coverage and reimbursement. The competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payers may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available. For example, many third-party payers require usage and failure on cheaper generic versions of Actiq prior to providing reimbursement for SUBSYS® and other branded TIRF products, which limits SUBSYS®’ use as a first-line treatment option.

Third-party payers, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payers. Therefore, coverage and reimbursement for drug products can differ significantly from payer to payer. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payer separately, with no assurance that coverage and adequate reimbursement will be obtained.

Further, we believe that future coverage and reimbursement will likely be subject to increased restrictions both in the United States and in international markets. Third-party coverage and reimbursement for SUBSYS® or any of our product candidates for which we may receive regulatory approval may not be available or adequate in either the United States or international markets, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

We depend on wholesale pharmaceutical distributors for retail distribution of SUBSYS®; if we lose any of our significant wholesale pharmaceutical distributors, our business could be harmed.

The majority of our sales of SUBSYS® are to wholesale pharmaceutical distributors who, in turn, sell the products to pharmacies, hospitals and other customers. For the year ended December 31, 2016, four wholesale pharmaceutical distributors, Rochester Drug Cooperative, Inc., AmerisourceBergen Corporation, McKesson Corporation, and Cardinal Health, Inc., individually comprised approximately 15%, 17%, 16% and 14%, respectively, of our total gross sales of SUBSYS®. The loss by us of any of these wholesale pharmaceutical distributors’ accounts or a material reduction in their purchases could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Our sales of SUBSYS® can be greatly affected by the inventory levels our respective wholesalers carry. We monitor wholesaler inventory of SUBSYS® using a combination of methods. Pursuant to distribution service agreements with our three largest wholesale customers, we receive inventory level reports. For most other wholesalers where we do not receive inventory level reports, however, our estimates of wholesaler inventories may differ significantly from actual inventory levels. Significant differences between actual and estimated inventory levels may result in excessive production (requiring us to hold substantial quantities of unsold inventory), inadequate supplies of products in distribution channels, and insufficient product available at the retail level. These changes may cause our revenues to fluctuate significantly from quarter to quarter, and in some cases may cause our operating results for a particular quarter to be below our expectations or the expectations of securities analysts or investors. In addition, at times, wholesaler purchases may exceed customer demand, resulting in reduced wholesaler purchases in later quarters, which may result in substantial fluctuations in our results of operations from period to period. If our financial results are below expectations for a particular period, the market price of our common stock may drop significantly.

We rely on third parties to perform many necessary services for SUBSYS®, including services related to distribution, invoicing, storage and transportation, and expect to do so for any future branded proprietary products, if approved.

We have retained third-party service providers to perform a variety of functions related to the sale and distribution of SUBSYS®, key aspects of which are out of our direct control. For example, we rely on Cardinal Health 105, Inc. (a/k/a Specialty Pharmaceutical Services) to provide key services related to logistics, warehousing and inventory management, distribution, contract administration and chargeback processing, accounts receivable management and call center management, and, as a result, most of our SUBSYS® inventory is stored at a single warehouse maintained by the service provider. We must rely on this provider as well as other third-party providers that perform services for us, including entrusting our inventories of SUBSYS® to their care and handling. If these third-party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines, or otherwise do not carry out their contractual duties to us, or encounter physical damage or natural disaster at their facilities, our ability to deliver SUBSYS® to meet commercial demand would be significantly impaired. In addition, we utilize third parties to perform various other services for us relating to sample accountability and regulatory monitoring, including adverse event reporting, safety database management and other product maintenance services. If the quality or accuracy of the data maintained by these service providers is insufficient, our ability to continue to market SUBSYS® could be jeopardized or we could be subject to regulatory sanctions. We do not currently have the internal capacity to perform these important commercial functions, and we may not be able to maintain commercial arrangements for these services on reasonable terms.

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

The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products containing controlled substances, among other things, are subject to extensive regulation by the FDA, the DEA and other regulatory authorities in the United States. Obtaining approval of an NDA is a lengthy, expensive and uncertain process. The FDA also has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. For example:

•	the FDA may not deem a product candidate safe and effective;
•	the FDA may not find the data from pre-clinical studies and clinical trials sufficient to support approval;
•	the FDA may require additional pre-clinical studies or clinical trials;
•	the FDA may not approve our third-party manufacturers’ processes and facilities; or
•	the FDA may change its approval policies or adopt new regulations.

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

Clinical trials are very expensive, time consuming and difficult to design and implement. Other than with respect to our lead product candidate, SYNDROS™, most of our other product candidates are in preclinical development. We estimate that clinical trials for these product candidates, if and when initiated, will continue for several years and may take significantly longer than expected to complete. In addition, we, the FDA, an IRB, or other regulatory authorities, including state and local, may suspend, delay or terminate our clinical trials at any time, or the DEA could suspend or terminate the registrations and quota allotments we require in order to procure and handle controlled substances, for various reasons, including:

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

•	changes in applicable regulatory policies and regulations;
•	delays or failure in reaching agreement on acceptable terms in clinical trial contracts or protocols with prospective clinical trial sites;
•	uncertainty regarding proper dosing;
•	unfavorable results from ongoing clinical trials and preclinical studies;
•	failure of our CROs or other third-party contractors to comply with all contractual and regulatory requirements or to perform their services in a timely or acceptable manner;
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

We have in the past relied and expect to continue to rely on third parties to conduct and oversee our clinical trials. If these third parties do not meet our deadlines or otherwise conduct the trials as required, we may not be able to obtain regulatory approval for or commercialize our product candidates when expected or at all.

We have in the past relied and expect to continue to rely on third-party CROs to conduct and oversee our clinical trials. For example, we contracted with Worldwide Clinical Trials to conduct and oversee our pivotal bioequivalence study for SYNDROS™.

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

We have conducted and may in the future choose to conduct one or more of our clinical trials outside the United States. For example, our Phase 3 SUBSYS® safety trial was conducted at 46 sites in the United States and ten sites in India. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of such study data by the FDA is subject to certain conditions. For example, the study must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The study population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. Generally, the patient population for any clinical studies conducted outside of the United States must be representative of the population for whom we intend to label the product in the United States. In addition, such studies would be subject to the applicable local laws and FDA acceptance of the data would be dependent upon its determination that the studies also complied with all applicable U.S. laws and regulations. There can be no assurance the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept any such data, it would likely result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan.

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

We are developing several proprietary dronabinol product candidates, including SYNDROS™ and Dronabinol Inhalation Device, for which we intend to seek FDA approval through the Section 505(b)(2) regulatory pathway. Section 505(b)(2), if applicable to us under the FDCA, would allow an NDA we submit to FDA to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of approved compounds, which could expedite the development program for our product candidates by potentially decreasing the amount of clinical data that we would need to generate in order to garner FDA approval. If the FDA does not allow us to pursue the Section 505(b)(2) regulatory pathway as anticipated, we may need to conduct additional clinical trials, provide additional data and information, and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for these product candidates, and complications and risks associated with these product candidates, would likely substantially increase. We could need to obtain more additional funding, which could result in significant dilution to the ownership interests of our then existing stockholders to the extent we issue equity securities or convertible debt. We cannot assure you that we would be able to obtain such additional financing on terms acceptable to us, if at all. Moreover, inability to pursue the Section 505(b)(2) regulatory pathway would likely result in new competitive products reaching the market more quickly than our product candidates, which would likely materially adversely impact our competitive position and prospects. Even if we are allowed to pursue the Section 505(b)(2) regulatory pathway, we cannot assure you that our product candidates will receive the requisite approvals for commercialization.

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

Dronabinol, a Schedule I substance, is subject to the DEA’s production and procurement quota scheme. The DEA establishes annually an aggregate quota for the amount of dronabinol that may be produced in the United States based on the DEA’s estimate of the quantity needed to meet legitimate scientific and medicinal needs. This limited aggregate amount of dronabinol that the DEA allows to be produced in the United States each year is allocated among individual companies, who must submit applications annually to the DEA for individual production and procurement quotas. We are required to obtain an annual quota from the DEA in order to manufacture and produce dronabinol. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year and has substantial discretion in deciding whether or not to make such adjustments. For 2017, we were allocated what we believe is a sufficient quantity of dronabinol to meet our currently anticipated production and testing needs through 2017. However, we may need additional amounts of dronabinol in future years to implement our business plan.

We do not know what amounts of dronabinol other companies developing or marketing dronabinol product candidates may have requested for 2018 or will request in future years. The DEA, in assessing factors such as medical need, abuse potential and other policy considerations, may have chosen to set the aggregate dronabinol quota for 2017 lower than the total amount requested by the companies, and may do so in the future. Though companies are permitted to petition the DEA to increase the aggregate quota for dronabinol in a given year after it is initially established, there is no guarantee the DEA would act promptly or favorably upon such a petition. The success of our business plan will depend in part on our being able to expand the overall market for the medical use of dronabinol by introducing new dronabinol formulations, and to sell significant amounts of our approved dronabinol products. In order to do so, we will need to receive from the DEA significantly increased allotments of dronabinol quotas over time and likely an increase in the aggregate annual quota. Any delay or refusal by the DEA in establishing quotas necessary for us to execute on our business plan could negatively impact our ability to sell SYNDROS™, if finalization of labeling by the FDA is obtained, and any other dronabinol product candidate for which we obtain regulatory approval, as well as our preclinical studies and clinical trials, which would in turn have a material adverse effect on our business, our ability to execute on our business plan, our financial position and results of operations, our prospects, and our ability to generate revenue to fund the development of our other product candidates.

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

If we fail to attract and keep management and other key personnel, as well as our board members, we may be unable to continue to successfully commercialize SUBSYS® or SYNDROS™, develop our product candidates or otherwise implement our business plan.

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific, medical and other personnel. We are highly dependent on our management, scientific and medical personnel, as well as our board members. The loss of the services of any of these individuals could impede, delay or prevent the continuing commercialization of SUBSYS® or SYNDROS™ and the development of our product candidates and could negatively impact our ability to successfully implement our business plan. If we lose the services of any of these individuals, we may not be able to find suitable replacements on a timely basis or at all, and our business would likely be harmed as a result. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. We employ all of our executive officers and key personnel on an at-will basis and their employment can be terminated by us or them at any time, for any reason and without notice; provided, however, that under certain circumstances we may owe them additional compensation in connection with such termination.

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

On November 8, 2010, we entered into the NeoPharm merger. The NeoPharm merger was accounted for as a reverse acquisition and resulted in a change of 50% or more of the ownership of NeoPharm. Based on the above, we have estimated the amount of pre-merger federal NOLs that are available to offset our post-merger income is limited to an aggregate of $1.1 million as of December 31, 2016. For state income tax purposes, we have $268.1 million of state NOLs, all of which relate to Illinois state NOLs, which are available to offset future Illinois taxable income. We have placed a valuation allowance on a significant portion of our Illinois state NOLs because it is not more likely than not that such amounts will be realized due to current levels of activity in Illinois.

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

From time to time we may consider strategic transactions, such as acquisitions of companies, asset purchases and out-licensing or in-licensing of products, product candidates or technologies. Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions may entail numerous operational and financial risks, including:

•	exposure to unknown or unanticipated liabilities;
•	disruption of our business and diversion of our management’s time and attention in order to develop acquired products, product candidates or technologies;
•	incurrence of substantial debt or dilutive issuances of equity securities to pay for acquisitions;
•	higher than expected acquisition and integration costs;
•	write-downs of assets or goodwill or impairment charges;
•	increased amortization expenses;
•	difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;
•	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and
•	inability to retain key employees of any acquired businesses.

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

The commercial use of our products and clinical use of our product candidates expose us to the risk of product liability claims. This risk exists even if a product is approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA, such as the case with SUBSYS®, SYNDROS™ and our discontinued Dronabinol SG Capsule, or an applicable foreign regulatory authority. Our products and product candidates are designed to affect important bodily functions and processes. Any side effects, manufacturing defects, misuse or abuse associated with SUBSYS® SYNDROS™, or Dronabinol SG Capsule or our product candidates could result in injury to a patient or even death. For example, because our sublingual spray technology is designed to be self-administered by patients, it is possible that a patient could fail to follow instructions and as a result apply a dose in a manner that results in injury or death. In addition, SUBSYS® is an opioid pain reliever that contains fentanyl, and

SYNDROS™ and our discontinued Dronabinol SG Capsule are synthetic cannabinoids, which are regulated “controlled substances” under the CSA and could result in harm to patients relating to its potential for abuse. In addition, a liability claim may be brought against us even if our products or product candidates merely appear to have caused an injury. Product liability claims may be brought against us by consumers, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with our products or product candidates, among others. If we cannot successfully defend ourselves against product liability claims, we will incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in:

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

We have obtained product liability insurance coverage for commercial product sales and clinical trials with a $10.0 million per occurrence and a $10.0 million annual aggregate coverage limit. We also carry excess product liability insurance coverage for commercial product sales and clinical trials with an additional $10.0 million per occurrence and an additional $10.0 million annual aggregate coverage limit. Our insurance coverage may not be sufficient to cover all of our product liability related expenses or losses and may not cover us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost, in sufficient amounts or upon adequate terms to protect us against losses due to product liability. If we determine that it is prudent to increase our product liability coverage based on sales of SUBSYS® and of other product candidates or otherwise, we may be unable to obtain this increased product liability insurance on commercially reasonable terms or at all. Large judgments have been awarded in class action or individual lawsuits based on drugs that had unanticipated side effects, including side effects that are less severe than those associated with SUBSYS®, our discontinued Dronabinol SG Capsule and our product candidates. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and have a material adverse effect our business, results of operations, financial condition and prospects.

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

Despite the implementation of security measures, our internal computer systems and those of our current and any future partners, contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our commercialization activities, drug development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on a large number of third parties to supply components for and manufacture our products and product candidates, warehouse and distribute SUBSYS® and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further commercialization and development of our products and product candidates could be delayed.

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

Our enterprise financial systems are located in our Chandler, Arizona headquarters. Our dronabinol API manufacturing facilities are in Round Rock, Texas. If a disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters or our Round Rock facilities, that damaged critical infrastructure, such as enterprise financial systems or manufacturing resource planning and enterprise quality systems, or that otherwise disrupted operations at either location, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

Risks Related to Our Financial Position and Capital Requirements

We have had significant and increasing operating expenses and may require additional funding.

Our operations have consumed substantial amounts of cash since inception. We expect our operating and general and administrative expenses to continue to be significant and increase substantially in connection with our planned research, development and commercialization activities. We believe that cash generated from operations and our existing cash and cash equivalents, together with interest thereon, will be sufficient to fund our operations through at least the next 12 months from the issuance of this Annual Report. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Further, we may need to raise additional capital to fund our operations and continue to support our planned research and development and commercialization activities.

The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

•	the timing and amount of revenue from sales of our main approved product, SUBSYS®, and any subsequently approved product candidates that are commercialized;
•	the size and cost of our commercial infrastructure;
•	the timing of FDA approval and DEA classification of our product candidates, if at all;
•

the timing, rate of progress and cost of any future clinical trials and other product development activities for our dronabinol product candidates and any other product candidates that we may develop, in-license or acquire;

•	costs associated with marketing and distributing SUBSYS® and any subsequently approved product candidates;
•	costs and timing of completion of any additional outsourced commercial manufacturing supply arrangements that we may establish;
•	costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with SUBSYS® and our product candidates;
•	costs associated with prosecuting or defending any litigation that we are or may become involved in and any damages payable by us that result from such litigation;
•	costs of operating as a public company;
•	the effect of competing technological and market developments;
•	our ability to acquire or in-license products and product candidates, technologies or businesses;
•	personnel, facilities and equipment requirements; and
•	the terms and timing of any additional collaborative, licensing, co-promotion or other arrangements that we may establish.

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

As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payers, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

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

•

federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent;

•	HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•

HIPAA, as amended by the HITECH, and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information; and

•

state and foreign law equivalents of each of the above federal laws, such as the Anti-Kickback Statute and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

The FDA provides guidelines with respect to appropriate drug and product promotion, product labeling, and continuing medical and health education activities. Although we endeavor to follow these guidelines, the FDA or the Office of the Inspector General: U.S. Department of Health and Human Services may disagree, and we may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions. In addition, management’s attention could be diverted and our reputation could be damaged. See Note 7 under the heading “Legal Matters” in the Notes to our Consolidated Financial Statements for a discussion of ongoing investigations by HHS, Office of Inspector General, the U.S. District Attorney’s Office for the District of Massachusetts and other attorney generals from several states, of potential violations involving our SUBSYS® marketing activities.

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

Our currently marketed product, SUBSYS®, and any of our product candidates that receive regulatory approval, will be subject to ongoing and continued regulatory review, which may result in significant expense and limit our ability to commercialize such products.

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

In the case of SUBSYS® and any of our product candidates containing controlled substances, we and our contract manufacturers will also be subject to ongoing DEA regulatory obligations, including, among other things, annual registration renewal, security, recordkeeping, theft and loss reporting, periodic inspection and annual quota allotments for the raw material for commercial production of our products. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations, QSR requirements for medical device components or similar requirements, if applicable. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where, or processes by which, the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturer or us, including requiring product recall, notice to physicians, withdrawal of the product from the market or suspension of manufacturing. In that regard, because certain of our contract manufacturers for SUBSYS® are located outside the United States, they may be subject to foreign laws and regulations governing the manufacture of drugs and devices, and any failure by them to comply with those laws and regulations may delay or interrupt supplies of our products.

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

In addition, our product labeling, advertising and promotion are subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about prescription drug products. In particular, a drug product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling, although the FDA does not regulate the prescribing practices of physicians. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including substantial monetary penalties and criminal prosecution. For example, we have received subpoenas from the HHS, Office of Inspector General, the U.S. District Attorney’s Office for the District of Massachusetts and other attorney generals from several states. The subpoenas primarily request documents relating to the marketing of SUBSYS®. We are cooperating in responding to the subpoenas. See Note 7 under the heading “Legal Matters” in the Notes to our Consolidated Financial Statements for a discussion regarding these ongoing investigations.

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

In the United States, there have been a number of legislative and regulatory changes to the healthcare system in ways that could affect our future results of operations and the future results of operations of our potential customers. For example, the MMA established a new Part D prescription drug benefit, which became effective January 1, 2006. Under the prescription drug benefit, Medicare beneficiaries can obtain prescription drug coverage from private sector plans that are permitted to limit the number of prescription drugs that are covered in each therapeutic category and class on their formularies. If SUBSYS® or any of our product candidates that are approved by the FDA are not widely included on the formularies of these plans, our ability to market our products to the Medicare population could suffer.

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

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. On January 2, 2013, President Obama signed into law the ATRA which reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other health care funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

Additionally, individual states have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures, and to encourage importation from other countries and bulk purchasing. Legally-mandated price controls on payment amounts by third-party payers or other restrictions could harm our business, results of operations, financial condition and prospects.

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

In certain foreign markets, the pricing of prescription drugs is subject to government control and reimbursement and may, in some cases, be unavailable. In some non-U.S. jurisdictions, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products.

In the United States, the commercial success of SUBSYS® and our product candidates, if and when commercialized, will depend, in part, upon the availability of coverage and reimbursement from third-party payers at the federal, state and private levels. Third-party payers include governmental programs such as Medicare or Medicaid, private insurance plans and managed care plans. These third-party payers may deny coverage or reimbursement for a product or therapy in whole or in part if they determine that the product or therapy was not medically appropriate or necessary. Also, third-party payers have attempted to control costs by limiting coverage through the use of formularies and other cost-containment mechanisms and the amount of reimbursement for particular procedures or drug treatments.

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

Heightened attention on the use of opioids, including government litigation changes in policies, legislation and leadership at the federal and state level could hinder or prevent the commercial success of SUBSYS® and any potential future opioid product candidates.

Many federal and governmental agencies are focused on the abuse of opioids in the United States and agencies such as the HHS have expressed their belief that the United States is in the midst of a prescription opioid abuse epidemic. Common prescription drugs that contain opioids are drugs such as oxycodone, hydrocodone, and fentanyl. Our product, SUBSYS®, is fentanyl based product in the TIRF class. To the extent that the healthcare community, regulatory bodies and governmental agencies associate us with, or determine that we are a part of, this perceived opioid abuse epidemic then this may negatively affect our stock price and our business in various ways including from a marketing, sales and public relations standpoint and these perceptions may also negatively affect our ongoing governmental investigations.

Risks Related to Intellectual Property

We may not be able to obtain and enforce patent rights or other intellectual property rights that cover our products or product candidates, such as SUBSYS®, SYNDROS™ and Dronabinol Inhalation Device, and that are of sufficient breadth to prevent third parties from competing against us.

Our success with respect to our products and product candidates, such as SUBSYS®, SYNDROS™ and Dronabinol Inhalation Device will depend in part on our ability to obtain and maintain patent protection in both the United States and other countries, to preserve our trade secrets, and to prevent third parties from infringing upon our proprietary rights on our product candidates. Our ability to protect any of our approved drug products from unauthorized or infringing use by third parties depends in substantial part on our ability to obtain and maintain valid and enforceable patents. Fentanyl and dronabinol have been approved for many years and therefore our ability to obtain any patent protection is limited. Composition of matter patents on APIs are a particularly effective form of intellectual property protection for pharmaceutical products as they apply without regard to any method of use. However, we will not be able to obtain composition of matter patents or methods of use patents that cover the APIs in any of our products or product candidates. As a result, competitors who obtain the requisite regulatory approval can offer products with the same active ingredients as our products or product candidates so long as the competitors do not infringe any formulation patents that we may obtain or license, if any.

Our patent portfolio related to our sublingual spray technology that is used in SUBSYS® includes patents and patent applications in the United States, Australia, Brazil, Canada, China, Europe, India Japan, Mexico, New Zealand and Russia. The covered technology and the scope of coverage vary from country to country. For those countries where we do not have granted patents, we may not have any ability to prevent the unauthorized use of our sublingual spray technology.

In addition, the only patent protection that we can expect will otherwise cover SUBSYS® and dronabinol products and product candidates consists of patents relating to formulations, methods of treatment using certain formulations and methods of manufacturing and packaging. Formulation patents preclude competitors from using a similar formulation. Manufacturing or packaging patents preclude competitors from using the same manufacturing or packaging methods. However, these type of patents do not preclude a competitor from making and marketing the same composition of matter unless they use the same formulation or manufacturing or packaging methods. Any patents that we may obtain may be too narrow in scope and thus easily circumvented by competitors.

Further, in countries where we do not have granted patents directed to our formulations or manufacturing or packaging, third parties may be able to make, use, or sell products identical to, or substantially similar to, SUBSYS®, our dronabinol products or product candidates.

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

Patent applications in the United States are generally maintained in confidence for up to 18 months after their filing. Similarly, publication of discoveries in scientific or patent literature often lag behind actual discoveries. Consequently, we cannot be certain that we or our licensors were the first to invent, or the first to file patent applications on our products or product candidates. In the event that a third-party has also filed an U.S. patent application relating to our drug product or a similar invention, we may have to participate in interference proceedings declared by the USPTO to determine priority of invention in the United States. The costs of these proceedings could be substantial and it is possible that our efforts would be unsuccessful, resulting in a loss of our U.S. patent position.

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

The degree of future protection of our proprietary rights is uncertain. Patent protection may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•	we might not have been the first to invent or the first to file the inventions covered by each of our pending patent applications and issued patents;
•	others may independently develop similar or alternative technologies or duplicate any of our technologies;
•	the patents of others may have an adverse effect on our business;
•	it is possible that some or none of our or our licensors’ pending patent applications will result in issued patents;
•	any patents we obtain or our licensors’ issued patents may not encompass commercially viable products, may not provide us with any competitive advantages, or may be challenged by third parties;
•	any patents we obtain or our in-licensed issued patents may not be valid or enforceable; or
•	we may not develop additional proprietary technologies that are patentable.

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

Proprietary trade secrets and unpatented know-how are also very important to our business. Although we have taken steps to protect our trade secrets and unpatented know-how, by entering into confidentiality agreements with third parties, and proprietary information and invention agreements with certain employees, consultants and advisors, third parties may still obtain this information or we may be unable to protect our rights. We also have limited control over the protection of trade secrets used by our licensors, collaborators and suppliers. There can be no assurance that binding agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets and unpatented know-how will not otherwise become known or be independently discovered by our competitors. If trade secrets are independently discovered, we would not be able to prevent their use. Enforcing a claim that a third-party illegally obtained and is using our trade secrets or unpatented know-how is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secret information.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights, and we may be unable to protect our rights to our products and technology.

If we or our collaborators or licensors choose to go to court to stop a third-party from using the inventions claimed in our own or in-licensed patents, that third-party may ask the court to rule that the patents are invalid and/or should not be enforced against that third-party. These lawsuits are expensive and would consume time and other resources even if we or they, as the case may be, were successful in stopping the infringement of these patents. In addition, there is a risk that the court will decide that these patents are not valid and that we or they, as the case may be, do not have the right to stop others from using the inventions.

There is also the risk that, even if the validity of these patents is upheld, the court will refuse to stop the third-party on the ground that such third-party’s activities do not infringe our owned or in-licensed patents. In addition, our own or in-licensed patents may be subject to challenge and subsequent invalidation or significant narrowing of claim scope in a reexamination or opposition proceeding before a governmental patent agency, or during litigation.

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

If another party has reason to assert a substantial new question of patentability against any of our claims in our own and in-licensed U.S. patents, the third-party can request that the patent claims be reexamined, which may result in a loss of scope of some claims or a loss of the entire patent. In addition to potential infringement suits and, interference and reexamination proceedings, we may become a party to patent opposition proceedings where either the patentability of the inventions subject of our patents are challenged, or we are challenging the patents of others. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful.

We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our products and/or product candidates and/or proprietary technologies infringe their intellectual property rights. These lawsuits are costly and could adversely affect our results of operations and divert the attention of managerial and technical personnel. There is a risk that a court would decide that we or our commercialization partners are infringing the third-party’s patents and would order us or our partners to stop the activities covered by the patents. In addition, there is a risk that a court will order us or our collaborators to pay the other party damages for having violated the other party’s patents.

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

There is a substantial amount of litigation involving patent and other intellectual property rights in the device, biotechnology and pharmaceutical industries generally. If a third-party claims that we or our collaborators infringe its intellectual property rights, we may face a number of issues, including, but not limited to:

•	infringement and other intellectual property claims which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business;
•

substantial damages for infringement, which we may have to pay if a court decides that the product at issue infringes or violates the third-party’s rights, and if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;

•	a court prohibiting us from selling or licensing the product unless the third-party licenses its product rights to us, which it is not required to do;
•	if a license is available from a third-party, we may have to pay substantial royalties, upfront fees and/or grant cross-licenses to intellectual property rights for our products; and
•	redesigning our products or processes so they do not infringe, which may not be possible or may require substantial monetary expenditures and time.

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

Risks Relating to an Investment in Our Stock

Our founder and principal stockholder can individually control our direction and policies, and his interests may be adverse to the interests of our stockholders.

As of December 31, 2016, our founder and principal stockholder, Dr. John N. Kapoor, beneficially owned approximately 67% of our outstanding, publicly-traded common stock. By virtue of his holdings, Dr. Kapoor can and will continue to be able to effectively control the election of the members of our Board of Directors, our management and our affairs and prevent corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders or cause a transaction that we or our other stockholders may view as unfavorable. Accordingly, this concentration of ownership may harm the market price of our common stock by:

•	delaying, deferring or preventing a change in control;
•	impeding a merger, consolidation, takeover or other business combination involving us;
•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us; or
•

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

In connection with the audit of our consolidated financial statements for the year ended December 31, 2016, our management and independent registered public accounting firm concluded that there were material weaknesses in our internal control over financial reporting. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses we and our independent registered public accounting firm identified related specifically to the lack of effective policies and procedures, or timely and effective reviews by personnel at an appropriate level, for accounting for the rebate component of our product sales allowances and the allowance for excess and obsolete inventory in accordance with U. S. GAAP. We did not have controls designed to validate the completeness and accuracy of underlying data used in the determination of these significant estimates. Overall the management in the finance and accounting group did not display adequate tone at the top with respect to judgment and rigor required to resolve the accounting for the rebates component of our product sales allowances and the allowance for excess and obsolete inventory matters.

While we expect to take the measures necessary to address the underlying causes of these material weaknesses, we cannot at this time estimate how long it will take and our efforts may not prove to be successful in remediating these material weaknesses. While we have not incurred and do not expect to incur material expenses specifically related to the remediation of these material weaknesses, actual expenses may exceed our current estimates and overall costs of compiling the system and processing documentation necessary to assess the effectiveness of our internal control over financial reporting may be material.

We cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. If we are unable to successfully remediate any material weakness in our internal control over financial reporting, or identify any additional material weaknesses that may exist, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, and our stock price may decline materially as a result.

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

Sales of a substantial number of shares of our common stock or securities convertible into our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2016, we had (i) 71,923,550 outstanding shares of common stock; (ii) 7,300,873 shares of common stock issuable upon the exercise of stock options under our 2013 Equity Incentive Plan and other existing stock option plans; and (iii) 4,259,755 shares were available for future issuance under our 2013 Equity Incentive Plan. The exercise of outstanding stock options could result in increased sales of our common stock in the market, which could exert significant downward pressure on our stock price. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price we deem appropriate.

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

The continued operation and expansion of our business may require substantial funding. Accordingly, we do not anticipate that we will pay any cash dividends on shares of our common stock for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our Board of Directors deems relevant.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We lease a total of approximately 100,000 square feet of office and lab space in Chandler, Arizona under lease agreements that expire between August 2020 and June 2021. We believe that the Chandler, Arizona facilities are adequate to meet our current needs, and that suitable additional or alternative space will be available for our foreseeable future needs. Additionally, we lease a total of approximately 90,000 square feet for our U.S.-based, state-of-the-art dronabinol manufacturing facilities, which are both located in Round Rock, Texas under lease agreements that expire between January 2018 and March 2024. We have the option to extend our primary manufacturing facility lease for two 5-year periods following March 2024. We believe that the Round Rock, Texas manufacturing facilities are adequate to meet our current needs and that suitable additional or alternative space will be available for our foreseeable future needs.

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

Price Range of Common Stock

	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
2016 price range per share	$15.06	$8.70	$19.96	$11.55	$18.65	$11.45	28.91	14.18

	Fourth Quarter		Third Quarter		Second Quarter				First Quarter
2015 price range per share	$33.88	$20.15	$46.17	$26.07	$42.69	(1)	$25.67	(1)	31.24	(1)	20.79	(1)

(1)	Share price adjusted to reflect a 2-for-1 stock split that occurred on June 8, 2015.

Holders

As of March 28, 2017, there were approximately 37 holders of record of our common stock and 71,957,343 shares of our common stock outstanding.

Dividends

Since our initial public offering, we have not declared nor paid dividends on our common stock and we do not expect to pay cash dividends on our common stock in the foreseeable future.

Issuer Purchases of Equity Securities

Share Repurchase Program

On November 5, 2015, we announced a stock repurchase program which authorizes up to $50 million in repurchases of common stock. As of December 31, 2016, we had $17.4 million remaining under this program. There were no repurchases of our common stock during the three months ended December 31, 2016. Also see Note 8 of the Notes to our Consolidated Financial Statements for additional information on this repurchase program.

Company Stock Performance

The following graph compares our total cumulative shareholder return as compared to the NASDAQ Composite Index and the NASDAQ Pharmaceutical Index for the period beginning on May 3, 2013 (our IPO date) and ending on December 31, 2016. Total shareholder return assumes $100.00 invested at the beginning of the period in our common stock, the stocks represented by the NASDAQ Composite Index and the NASDAQ Pharmaceutical Index, respectively. Total return assumes reinvestment of dividends.

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

The following table sets forth certain financial data with respect to our business. The selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and related Notes and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained elsewhere in this Annual Report on Form 10-K. The selected financial data in the table below as of December 31, 2014, 2013 and 2012 and for the years ended December 31, 2013 and 2012, were derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except share and per share data)
		(As Revised)	(As Revised)
Consolidated Statement of Comprehensive Income Data:
Net revenue	$242,275	$330,323	$219,092	$99,289	$15,476
Gross profit	216,882	301,469	196,514	86,624	7,849
Operating income (loss)	7,326	90,456	60,990	32,559	(23,440)
Income tax expense (benefit)	834	32,941	25,089	(8,800)	—
Net income (loss)	7,590	58,053	36,054	40,377	(24,378)
Net income (loss) per common share:
Basic	$0.11	$0.81	$0.52	$0.78	$(0.87)
Diluted	$0.10	$0.77	$0.49	$0.70	$(0.87)
Weighted average common shares outstanding
Basic	71,618,793	71,592,581	68,759,070	51,839,536	27,948,102
Diluted	74,145,918	75,707,651	73,335,132	57,469,234	27,948,102
Dividends declared per common share	$—	$—	$—	$—	$—

	December 31,
	2016	2015	2014	2013	2012
	(In thousands)
		(As Revised)	(As Revised)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$182,880	$159,091	$82,863	$45,782	$361
Total current assets	230,972	252,051	146,465	78,350	11,889
Total assets	356,136	351,285	215,635	100,558	18,741
Total current liabilities, including debt	78,614	90,436	48,709	21,081	83,419
Total liabilities	86,547	98,980	52,445	21,081	83,419
Total stockholders' equity (deficit)	269,589	252,305	163,190	79,477	(64,678)

Refer to Note 2 of the Consolidated Financial Statement for a summary of the amounts and financial statement line items impacted by the revision of previously issued financial statements for the correction of immaterial errrors.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The information in this Annual Report on Form 10-K, or this Form 10-K, including this discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts, included or incorporated in this Form 10-K could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under this MD&A heading and under the heading “Business.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these identifying words. All forward-looking statements in this Form 10-K are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations as described from time to time in our SEC reports, including those risks outlined under the heading “Risk Factors” in Part I, Item 1A of this Form 10-K. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Form 10-K. You should carefully consider the trends, risks and uncertainties described below and other information in this Form 10-K and subsequent reports filed with or furnished to the SEC before making any investment decision with respect to our securities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management; PBM formulary changes relative to SUBSYS® or established for SYNDROS™ (once commercially launched, if at all) may have a material impact on future net revenue; our intent to file an IND application for the treatment of epilepsy with cannabidiol; the sufficiency of our manufacturing capacity; the beneficial attributes of our dronabinol product candidates and delivery mechanisms; that our suppliers are equipped to supply us with our current and future chemical needs; that pending dronabinol candidates will default to Schedule II classification; that changes in healthcare laws will result in reduced Medicaid and Medicare payments for prescription drugs; that sales and marketing and research and development costs will be our largest categories of expenses; that sales and marketing expenses will fluctuate based on changes in SUBSYS®  net revenue; our development of different dronabinol delivery systems; our anticipated timing of the commercial launch of SYNDROS™; our ability to obtain finalization of labeling by the FDA as the final approval prior to commercial launch of SYNDROS™; that we can maintain or even grow market share and net revenue for SUBSYS®  and our strategies relating thereto; that we may pursue strategies relating to synthetic cannabidiol; our sales and marketing strategy for future products and delivery systems; that we may pursue strategic transactions such acquisitions or other companies, asset purchase out- or in-licensing of products, strategic partnerships, joint ventures, divestitures, business combinations and investments; our ability to obtain foundation materials and manufacture dronabinol in light of government quotas; our strategy of using Marinol as a reference drug in future drug approval applications; the expected pathway of drug applications we expect to file in the future; that physicians and payers will continue to gain familiarity about and accept the features of SUBSYS®; our plans and strategies for obtaining future international approvals; our plans and strategies to protect our intellectual property; our intention of not paying dividends; possible capital raising transactions we may pursue; that we may avail ourselves of certain Nasdaq governance provisions because of our status as a controlled company; that research and development and operating costs will increase; that our investments in our sales and research and development infrastructure will result in increased sales; accounting estimates and the impact of new or recently issued accounting pronouncements; that cash flows from operations will increase and/or stabilize as a result of sales of SUBSYS®; the source and sufficiency of our liquidity and capital resources to fund our operations; trends in restrictions and impediments relating to reimbursement policies imposed by PBMs;  the impact of pending litigation and our strategy relating thereto; that we will not recognize revenue in the near term from current research and development initiatives; our exposure to interest rate changes and market risks related to our investment; and the potential impact of Section 382 limitations on our NOLs. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

The following discussion and analysis of the results of operations and financial condition of Insys Therapeutics, Inc. for the years ended December 31, 2016 and 2015 should be read in conjunction with the consolidated financial statements and the notes thereto, and other financial information contained elsewhere in this Form 10-K.

Overview

We are a commercial-stage specialty pharmaceutical company that develops and commercializes innovative supportive care products. We have one commercially marketed product and one product awaiting final labeling approval by the FDA, prior to commercial launch, after receiving FDA approval in July 2016 and DEA scheduling in March 2017:

•

SUBSYS® — a proprietary, single-use product that delivers fentanyl, an opioid analgesic, for transmucosal absorption underneath the tongue, offered in 100, 200, 400, 600, 800, 1,200 and 1,600 mcg dosages. SUBSYS® is approved for the treatment of BTCP in opioid-tolerant patients. We received FDA approval for SUBSYS® in January 2012 and commercially launched SUBSYS® in March 2012.

•

SYNDROS™ — a dronabinol oral solution that is equivalent to Marinol, an approved second-line treatment for CINV and anorexia associated with weight loss in patients with AIDS. We received FDA approval for SYNDROS™ in July 2016. In March 2017, the DEA issued an interim final ruling that would result in SYNDROS™ being placed in Schedule II of the CSA.  We are currently awaiting the finalization of labeling by the FDA as the final approval prior to commercial launch.

We also have one discontinued product:

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

We market SUBSYS® through our U.S.-based field sales force focused on supportive care physicians. Consistent with most pharmaceutical manufacturing companies, we sell and distribute SUBSYS® primarily to pharmaceutical wholesalers and collect sales proceeds from those wholesalers. For the year ended December 31, 2016, sales to our four largest wholesale customers accounted for 67% of gross revenue. We also sell SUBSYS® directly to certain specialty pharmaceutical retailers who distribute our product. For the year ended December 31, 2016 direct sales to specialty pharmaceutical retailers accounted for 33% of gross revenue.  We do not own or have any ownership stake in any pharmaceutical wholesaler or specialty pharmacy, nor do we have an option to acquire any wholesaler or specialty pharmacy. All pharmacies that fulfill SUBSYS® prescriptions are fully independent. Our relationships with every pharmacy that fulfills SUBSYS® prescriptions are non-exclusive in that each of these pharmacies may also fulfill prescriptions for other pharmaceutical manufacturers, including our competitors. For the year ended December 31, 2016, over 920 independent pharmacies have fulfilled at least one SUBSYS® prescription.

Our sales of, and revenue from, SUBSYS® depend in significant part on the coverage and reimbursement policies of third-party payers, including government payers such as Medicare and Medicaid, and private health insurers. All third-party payers are sensitive to the cost of drugs and consistently implement efforts to control these costs, which efforts include, but are not limited to, establishing excluded or preferred drug lists. SUBSYS® has been, and will likely continue to be, subject to these restrictions and impediments from third-party payers, particularly PBMs and private health insurers. We provide administrative reimbursement support assistance, in large part through our insurance reimbursement support hub, which provides administrative support assistance to help patients coordinate with their insurance companies.

We are also developing other product candidates, such as cannabinoid line extensions and sublingual spray product candidates.

We produce the API for SYNDROS™ at our U.S.-based, state-of-the-art dronabinol manufacturing facility. While we believe that this facility has the capacity to supply sufficient commercial quantities of dronabinol API for our initial launch quantities of SYNDROS™, if final approvals are obtained, and support the continued development of our other dronabinol product candidates in the near-term, we have opened and expanded a second dronabinol manufacturing facility, which we anticipate will enable us to supply sufficient commercial quantities of dronabinol API for the anticipated commercialization of our proprietary dronabinol product candidates, if approved.

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

Approved Product Sales.    Our operating results will depend significantly upon our, and any of our third-party distributors’, sales of approved products. During the year ended December 31, 2016, all of our net revenues were generated from the sale of our approved product, SUBSYS®. We will not generate any revenue from the sale of our discontinued Dronabinol SG Capsule in future periods. Our results will depend on prescription volume generally, which we believe will be driven primarily by achievement of broad market acceptance and coverage by third-party payers and effectiveness of the marketing and selling efforts with respect to SUBSYS®. Moreover, our gross margins improve on a unit-by-unit basis as we sell higher dosage strengths of our products. Importantly, the proportion of prescriptions written for repeat SUBSYS® patients has continued to increase since July 2012 from 50% of prescriptions to approximately 92% of prescriptions as of December 31, 2016. Generally, repeat SUBSYS® patients receive significantly higher doses of SUBSYS® on average than first-time patients as patients are titrated from a starter dose of SUBSYS® to their effective dose in accordance with the TIRF REMS protocol.

According to IMS, the total market for TIRF products for the year ended December 31, 2016 was approximately 72,000 prescriptions and we estimate SUBSYS® prescriptions were approximately 43% of the TIRF market, compared to a total market for TIRF products of approximately 94,000 prescriptions and approximately 46% SUBSYS® market share for the year ended December 31, 2015.

The continuing and heightened publicity surrounding the national opioid epidemic continues to result in sensitivity by some healthcare professionals to prescribe, and pharmacies to dispense, opioids. In part, this sensitivity by healthcare professionals and pharmacies is the result of third-party payers, such as insurance companies, and regulatory and government agencies increasingly scrutinizing the indications and uses for which healthcare professionals are prescribing, and pharmacies are dispensing, opioids. Moreover, ongoing state and federal investigations into our sales, marketing and other commercial practices and developments and media reports that may arise in connection with such investigations may negatively affect our relationships with healthcare professionals and pharmacies and their prescribing or dispensing habits.  Consequently, these current and potential future events have and will likely continue to affect the manner in which, and the situations when, SUBSYS® is being prescribed, dispensed and approved for coverage. While we continue to sell directly into wholesalers and retail pharmacies for our revenue, the direct pressures discussed above related to the retail demand-side components of our business contributed to the decline in full-year 2016 SUBSYS® revenue when compared to 2015.

Third-Party Payer Interactions and Government Programs Associated with Reimbursement. Our interaction with third-party payers is critical to the success of our business and financial condition. Our relationships with these third-party payers evolves on a regular basis and is often difficult to predict. By way of example, from time to time, third-party payers modify which drugs they choose to reimburse. For instance, on or around August 1, 2014, ESI officially released its exclusion list of drugs, effective January 1, 2015, in connection with its national preferred formulary. Other PBMs may take similar actions and these actions may have a material impact on our net revenue in the future. As we have in the past, we will continue working with PBMs to evaluate price increases and to communicate with managed care and health-system decision-makers to ensure a balanced approach, which takes into account the clinical performance and efficacy of our products.

In addition, from time to time, our business may be affected by evolving or new governmental programs in the reimbursement landscape. For instance, CMS, which is part of the HHS, has instituted The Recovery Audit Program. The program’s mission is to identify and correct improper Medicare payments through the efficient detection and collection of overpayments made on claims of health care services provided to Medicare beneficiaries, and the identification of underpayments to providers so that CMS can implement actions that will prevent future improper payments in all 50 states. We are aware that in January 2016, certain specialty pharmacies received written correspondence from Humana indicating that as a result of a CMS audit, Humana was initiating a deletion of certain PDEs related to SUBSYS® which will result in a reversal and recovery of identified claims paid to certain pharmacies. This audit by CMS may have been part of The Recovery Audit Program or a similar initiative of CMS. Based upon information available to us, all of these claims involve Medicare Part D patients whose prescriptions were in connection with off-label indications and related to approximately $5.6 million in SUBSYS® claims in the aggregate. Upon our inquiry for more information about these matters, Humana notified us that these deletions of certain PDEs resulting from the CMS audit also involve TIRF medications other than SUBSYS® and Humana intends to resolve these matters with the pharmacies. We believe that some affected pharmacies may alter their processes and or protocols related to dispensing off label TIRF prescriptions to Medicare patients as a result of these and similar events.

Investments in Our Infrastructure and Growth.    Our ability to increase our sales and to further penetrate our target market segments is dependent in part on our ability to invest in our infrastructure and in our sales and marketing efforts. In order to drive further growth, we may hire additional sales and marketing personnel and invest in marketing our products to our target physician prescriber base. For example, as of December 31, 2016, we had 274 full-time sales and marketing personnel. This will lead to corresponding increases in our operating expenses, although we anticipate that these investments will result in increased product sales and net revenue. In addition, we have constructed a second dronabinol manufacturing facility, which we anticipate will supply us with sufficient commercial quantities of dronabinol API for the commercialization of our proprietary dronabinol product candidates, if approved. This second facility will also increase our operating expenses.

Product Development and Related Regulatory Processes.    Our operating results will also depend significantly on our research and development activities and related regulatory developments. Our research and development expenses were $75.4 million and $55.3 million for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, we had 59 full-time research and development personnel. We expect research and development expenses to increase as we continue our planned preclinical studies and clinical trials for our product candidates, particularly our proprietary cannabinoid product candidates, including SYNDROS™, and sublingual spray product candidates. We do not expect to realize net revenues from all of these research and development initiatives in the near term and may never realize net revenues from these investments. Due to the risks inherent in conducting preclinical studies and clinical trials, the regulatory approval process and the costs of preparing, filing and prosecuting patent applications, our development completion dates and costs will vary significantly for each product candidate and are very difficult to estimate. The lengthy process of seeking regulatory approvals and the subsequent compliance with applicable regulations require the expenditure of substantial additional resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals or acceptable DEA classifications for our product candidates, in particular those related to SYNDROS™, could cause our research and development expenditures to increase significantly and, in turn, have a material adverse effect on our results of operations.

Basis of Presentation

Revision of Previously issued Financial Statements for Correction of Immaterial Errors

During September 2016, we identified an error related to the accounting for the rebates component of our product sales allowances since 2014. We determined that we had miscalculated our rebate obligations on government payer and managed care contracts. In addition, we recorded out-of-period adjustments that resulted in an increase in operating expenses of $1,500,000 related to stock option modifications during the three months ended March 31, 2016 and a decrease in income tax expense of $834,000 related to the deductible interest expense portion of accrued litigation award and settlements recorded during 2016. We concluded that the errors were not material to previously issued annual financial statements. However, to correctly present net revenue, operating expenses and income tax expense in the appropriate annual period, management has revised the 2015 and 2014 financial statements. Refer to Note 2 of the Consolidated Financial Statements for a summary of the amounts and financial statement line items impacted by the revision. All amounts set forth in the discussion and analysis of the results of operations and financial condition for the years ended December 31, 2015 and 2014 have been adjusted to reflect these revisions.

Net Revenue

We sell SUBSYS® in packages of various sized single-dose units in dosage strengths of 100, 200, 400, 600, 800, 1,200 and 1,600 mcg, to wholesale pharmaceutical distributors and specialty retail pharmacies, collectively, our customers, on a wholesale basis. Sales to our customers are subject to specified rights of return. We record revenue for SUBSYS® at the time the customer receives the shipment.

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

Sales and Marketing Expenses

Our sales and marketing expenses consist primarily of salaries, commissions, benefits, consulting fees, costs of obtaining prescription and market data, and market research studies related to SUBSYS®. As of December 31, 2016, we had 274 full-time sales and marketing personnel. We expect our sales and marketing expenses, along with our research and development expenses, to be our largest categories of operating expenses for the foreseeable future. In addition, because we use an incentive-based compensation model for our sales professionals, we expect our sales and marketing expenses to fluctuate from period to period based on changes in SUBSYS® net revenue. We will also incur expenses directly related to the launch of SYNDROS™, if finalization of labeling by the FDA is obtained.

Research and Development Expenses

Research and development expenses consist of costs associated with our preclinical studies and clinical trials, and other expenses related to our drug development efforts. Our research and development expenses consist primarily of:

•	external research and development expenses incurred under agreements with third-party CROs and investigative sites, third-party manufacturers and consultants;
•	employee-related expenses, which include salaries, benefits and stock-based compensation for the personnel involved in our preclinical and clinical drug development activities; and
•	facilities, depreciation and other allocated expenses, equipment and laboratory supplies.

To date, our research and development efforts have been focused primarily on our fentanyl, dronabinol and cannabidiol programs. As of December 31, 2016, we had 59 full-time research and development personnel. We expect research and development expenses to increase as we continue our planned preclinical studies and clinical trials for our product candidates. We determine which research and development projects to pursue, as well as the level of funding available for each project, based on the scientific and preclinical and clinical results of each product candidate and related regulatory action.

The following table provides a breakdown of our research and development expenses (in millions):

	Years Ended December 31,
	2016	2015	2014
		(As Revised)
Cannabidiol	$15.3	$16.3	$5.8
Buprenorphine	9.4	3.4	3.4
Fentanyl	4.5	2.8	2.8
LEP-ETU and IL-13	2.3	2.5	1.1
Naloxone	3.0	2.2	0.2
Dronabinol	3.9	6.3	1.6
Ondansetron	1.2	1.4	0.7
Buprenorphine/Naloxone	1.0	4.6	0.8
Sildenafil	0.6	0.2	0.8
Internal research and development costs	29.5	15.9	15.9
Other	3.2	1.2	-
Total research and development expenses	$73.9	$56.8	$33.1

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, accounting, business development and internal support functions. In addition, general and administrative expenses include facility costs not otherwise included in research and development expenses, and professional fees for legal, consulting and accounting services. As of December 31, 2016, we had 46 full-time general and administrative personnel. We expect general and administrative expense to modestly increase as a result of expanding our operating activities and the costs we incur operating as a public company. We expect these increases to include salaries and related expenses, legal and consultant fees, regulatory fees as new products are commercialized, accounting fees, director fees, increased directors’ and officers’ insurance premiums, fees for investor relations services, and enhanced business and accounting systems.

Charges Related to Litigation Award and Settlements

Charges related to litigation award and settlements for the year ended December 31, 2016 represent legal expense accruals of $3.4 million related to a settlement reached with the State of New Hampshire and $0.5 million in connection with the investigation by the State of Massachusetts. Charges related to litigation award and settlements for the year ended December 31, 2015 represent a $9.5 million accrual associated with our dispute with Dr. Kottayil and a $1.1 million legal settlement with the ODOJ related to sales of SUBSYS® in Oregon. See Note 7 of the Notes to our Consolidated Financial Statements for a discussion on our ongoing dispute with Dr. Kottayil and other legal matters.

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

Based on the above, we have estimated the amount of pre-NeoPharm merger federal NOLs that are available to offset post-NeoPharm merger income at approximately $1.1 million as of December 31, 2016, which begin to expire in 2018.

For state tax purposes, we had approximately $268.1 million of state NOLs at December 31, 2016, all of which relate to Illinois. Based on projections and our limited activity in Illinois, we estimate that approximately $266.1 million of these Illinois NOLs will not be utilized. For this reason, we recorded a valuation allowance for the estimated tax benefit relating to this amount, or $20.6 million. A portion of the Illinois NOLs not utilized began expiring in 2015.

Significant Accounting Polices and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in conformity with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. Actual results could differ from those estimates.

While our significant accounting policies are more fully described in Note 2 to our Consolidated Financial Statements appearing elsewhere in this document, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue from the sale of SUBSYS®. Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and title has passed, (iii) the price is fixed or determinable, and (iv) collectability is reasonably assured.

SUBSYS® was commercially launched in March 2012 and is monitored by an FDA mandated REMS program known as the TIRF REMS. We sell SUBSYS® in the United States to wholesale pharmaceutical distributors and directly to retail pharmacies (collectively, our customers) subject to rights of return within a period beginning six months prior to, and ending 12 months following, product expiration. SUBSYS® currently has a shelf life of 36 months from the date of manufacture. We record revenue for SUBSYS® at the time the customer receives the shipment.

We recognize estimated product sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on amounts owed or to be claimed on the related sales. These estimates take into consideration the terms of our agreements with customers and third-party payers and the levels of inventory within the distribution channels that may result in future discounts taken. In certain cases, such as patient assistance programs, we recognize the cost of patient discounts as a reduction of revenue based on estimated utilization. If actual future results vary, we may need to adjust these estimates, which could have an effect on product revenue in the period of adjustment. Our product sales allowances include:

Product Returns. We allow customers to return product for credit beginning six months prior to, and ending 12 months following, the product expiration date. The shelf life of SUBSYS® is currently 36 months from the date of manufacture. We have monitored actual return history since product launch, which provides us with a basis to reasonably estimate future product returns, taking into consideration the shelf life of product at the time of shipment, shipment and prescription trends, estimated distribution channel inventory levels, and consideration of the introduction of competitive products.

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

Patient Discount Programs.    We offer discount card programs to patients for SUBSYS® in which patients receive discounts on their prescriptions that are reimbursed by us to the retailer. We estimate the total amount that will be redeemed based on a percentage of actual redemption applied to inventory in the distribution and retail channel. The allowance for patient discount programs is included in accrued sales allowances.

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

A roll-forward of our product sales allowances for the years ended December 31, 2016 and 2015 is as follows (in thousands):

	Wholesale Discounts (1)	Patient Discount Programs	Rebates	Returns	Total
Balance at December 31, 2014 (As Revised)	$5,418	$2,227	$10,943	$1,159	$19,747
Revenue allowances:
Provision related to current period sales	38,036	60,991	62,689	3,158	164,874
Provisions related to sales made in prior years	—	—	(367)	138	(229)
Payment and credits related to sales made in current period	(30,480)	(53,848)	(41,030)	—	(125,358)
Payment and credits related to sales made in prior periods	(5,418)	(2,227)	(7,543)	(1,257)	(16,445)
Balance at December 31, 2015 (As Revised)	$7,556	$7,143	$24,692	$3,198	$42,589
Provision related to current period sales	27,968	95,609	41,703	626	165,906
Provisions related to sales made in prior years	—	—	(962)	—	(962)
Payment and credits related to sales made in current period	(23,696)	(85,489)	(27,740)	—	(136,925)
Payment and credits related to sales made in prior periods	(6,369)	(7,143)	(21,410)	(1,272)	(36,194)
Balance at December 31, 2016	$5,459	$10,120	$16,283	$2,552	$34,414

(1)	Includes wholesaler discounts, prompt pay discounts, stocking allowances and government chargebacks.

Sales Practices

We have, from time to time, late in a fiscal quarter, offered to certain customers extended payment terms primarily in an effort to increase customer orders during that quarter, which may have impacted sales in subsequent quarterly periods. We believe this practice is consistent with industry practice. For all sales under which this incentive was provided during the periods presented in this  discussion and analysis, revenue received from such sales was properly accounted for in accordance with ASC 605 — “Revenue Recognition” and was recognized in the proper applicable accounting period.

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

Stock-Based Compensation

Stock-based compensation expense is measured at the grant date, based on the estimated fair value of the award. The cost is recognized, net of forfeitures, in our Consolidated Financial Statements as expense ratably over the employee’s requisite service period or vesting period, which is generally three to four years, on a straight-line basis. Equity awards issued to non-employees are recorded at their fair value on the grant date and are periodically re-measured as the underlying awards vest unless the instruments are fully vested, immediately exercisable and nonforfeitable on the date of grant. Expense recognized for consultant stock options was immaterial for the years ended December 31, 2016 and 2015.

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

•

Fair Value of Our Common Stock — Because our stock was not publicly traded prior to our initial public offering, we previously estimated the fair value of our common stock. Upon the completion of our May 2013 IPO, our common stock is valued by reference to the publicly-traded price of our common stock.

•

Expected Volatility — Prior to our IPO, we did not have a reliable history of market prices for our common stock. Following our IPO, while we have an active trading market, we do not have sufficient historical data to accurately estimate volatility for the period equivalent to the expected term of the stock option grants. Accordingly, we estimate the expected stock price volatility for our common stock by taking the median historical stock price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants. Industry peers consist of other public companies in the pharmaceutical industry that are similar in size, stage of life cycle and financial leverage. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available.
•

Risk-Free Interest Rate — The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of our awards. The risk-free interest rate assumption is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group.

•

Expected Term — The expected term represents the period that our stock-based awards are expected to be outstanding. The expected terms of the awards are based on a simplified method which defines the term as the average of the contractual term of the options and the weighted-average vesting period for all open tranches.

•

Expected Dividend Yield — We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.

In addition to the assumptions used in the Black-Scholes option-pricing model, the amount of stock option expense we recognize in our Consolidated Statements of Comprehensive Income includes an estimate of stock option forfeitures. We estimate our forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and other factors. Changes in the estimated forfeiture rate can have a significant impact on our stock-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in the consolidated financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in our consolidated financial statements.

Deferred Tax Valuation Allowance

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income as well as feasible tax planning strategies in each taxing jurisdiction in which we operate. As of December 31, 2016, we have recorded a valuation allowance of $23.5 million, related to Arizona research and development credits and Illinois NOLs expiring before being used.

Recently Issued Accounting Pronouncements

Recent accounting pronouncements which may be applicable to us are described in “Note 2. Significant Accounting Policies” in our Consolidated Financial Statements contained herein in Part II, Item 8.

Results of Operations

The following table presents certain selected consolidated financial data expressed as a percentage of net revenue:

	Years Ended December 31,
	2016	2015	2014
		(As Revised)	(As Revised)
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	10.5	8.7	10.3
Gross profit	89.5	91.3	89.7
Operating expenses:
Sales and marketing	28.8	24.4	26.5
Research and development	30.5	17.2	15.1
General and administrative	25.6	19.1	20.2
Charges related to litigation award and settlements	1.6	3.2	-
Total operating expenses	86.5	63.9	61.8
Operating income	3.0	27.4	27.9
Other income:
Interest income	0.4	0.2	0.1
Other income	0.1	-	-
Total other income	0.5	0.2	0.1
Income before income taxes	3.5	27.5	28.0
Less: income tax expense	0.3	10.0	11.5
Net income	3.2%	17.5%	16.5%

Comparison of year ended December 31, 2016 to year ended December 31, 2015

Net Revenue.    Net revenue decreased $88.0 million, or 26.7%, to $242.3 million for the year ended December 31, 2016 compared to $330.3 million for the year ended December 31, 2015. The decrease in net revenue was attributable to a decrease in net revenue of SUBSYS®, which was the result of a 24.5% decrease in SUBSYS® shipments to pharmaceutical wholesalers and specialty pharmaceutical retailers for the year ended December 31, 2016, as compared to the year ended December 31, 2015, partially offset by a 1.2% increase in net sales price, which was impacted by price increases in January 2015, July 2015, January 2016 and July 2016 combined with changes in mix of prescribed dosages and changes in provisions for wholesaler discounts, patient discounts, rebates and returns. Provisions for patient discounts, wholesaler discounts, rebates and returns were $95.6 million, $28.0 million, $40.7 million and $0.7 million, respectively, or 40.5% on a combined basis of gross revenue from the sale of SUBSYS® for the year ended December 31, 2016, compared to $61.0 million, $38.0 million, $62.3 million and $3.3 million, respectively, or 33.3% on a combined basis of gross revenue from the sale of SUBSYS® for the year ended December 31, 2015. The increase in product sales allowances was primarily attributable to higher volumes of patient assistance. As described in “Factors Affecting Our Performance – Approved Product Sales”, the continuing sensitivity by some healthcare professionals to prescribe, and pharmacies to dispense, opioids, scrutiny by third-party payers and governmental agencies, and ongoing state and federal investigations, and media reports related thereto contributed to the decrease in full-year SUBSYS® revenue when compared to 2015.

There was no net revenue from the sales of Dronabinol SG Capsule during the year ended December 31, 2016, compared to $1.3 million during the year ended December 31, 2015.

Cost of Revenue, Gross Profit and Gross Margin.    Cost of revenue decreased $3.5 million to $25.4 million for the year ended December 31, 2016 compared to $28.9 million for the year ended December 31, 2015. The decrease in cost of revenue was primarily attributable to the decrease in sales of SUBSYS® during the year ended December 31, 2016. Gross profit decreased $84.6 million to $216.9 million for the year ended December 31, 2016 compared to $301.5 million for the year ended December 31, 2015 due primarily to the decrease in sales of SUBSYS®. Gross profit was also impacted by a $6.7 million increase in our reserve for excess and obsolete inventory to $6.8 million for the year ended December 31, 2016 compared to $0.1 million during the year ended December 31, 2015 related to SUBSYS®. Gross margin for the year ended December 31, 2016 was approximately 90% compared to approximately 91% for the year ended December 31, 2015.

Sales and Marketing Expense.    Sales and marketing expense decreased $11.0 million to $69.7 million for the year ended December 31, 2016 compared to $80.7 million for the year ended December 31, 2015. The decrease in sales and marketing expense was due primarily to lower sales compensation expense and incremental product selling and marketing expense associated with the decrease in sales of SUBSYS®.

Research and Development Expense.    Research and development expense increased $17.1 million to $73.9 million for the year ended December 31, 2016 compared to $56.8 million for the year ended December 31, 2015. The increase in research and development expense was due primarily to an increase in research and development personnel and to clinical and development expenses incurred during 2016 related to our growing product pipeline. Also contributing to the increase in research and development expense was a charge for product not commercially viable of $2.4 million for the year ended December 31, 2016 related to SYNDROS™. There was no similar charge for the year ended December 31, 2015.

General and Administrative Expense.    General and administrative expense decreased $0.8 million to $62.1 million for the year ended December 31, 2016 compared to $62.9 million for the year ended December 31, 2015. The decrease in general and administrative expense was due primarily to decreases in legal expense incurred in connection with various ongoing government investigation and subpoena related matters and decreases in stock-based compensation costs of $2.1 million to $17.7 million for the year ended December 31, 2016 compared to $19.8 million for the year ended December 31, 2015. The decrease in legal expense was offset by an increase in general and administrative personnel costs. We expect to continue to incur significant legal expense for the foreseeable future until government investigations and subpoena related matters are resolved.  Such costs could materially exceed the amounts we have historically incurred in connection with government investigations and subpoena related matters on an annual basis.

Charges Related to Litigation Award and Settlements. Charges related to litigation award and settlements for the year ended December 31, 2016 represent accruals of $3.4 million related to a settlement reached with the State of New Hampshire and $0.5 million in connection with the investigation by the State of Massachusetts. Charges related to litigation award and settlements for the year ended December 31, 2015 represent a $9.5 million accrual associated with our dispute with Dr. Kottayil and a $1.1 million legal settlement with the ODOJ related to sales of SUBSYS® in Oregon. See Note 7 of the Notes to our Consolidated Financial Statements for a discussion of ongoing legal matters.

Other Income. We reported other income of $1.1 million for the year ended December 31, 2016 and $0.5 million for the year ended December 31, 2015 due primarily to the result of our investing excess cash.

Income Tax Expense.     Provision for income taxes was $0.8 million for the year ended December 31, 2016 representing an effective tax rate of 9.9%. Provision for income taxes was $32.9 million for the year ended December 31, 2015 representing an effective tax rate of 36.1%. The decrease in income tax expense and corresponding decrease in the effective tax rate for the year ended December 31, 2016 was due primarily to our utilization of available research and development and orphan drug tax credits in excess of pre-tax income.

Comparison of year ended December 31, 2015 to year ended December 31, 2014

Net Revenue.    Net revenue increased $111.2 million, or 50.8%, to $330.3 million for the year ended December 31, 2015 compared to $219.1 million for the year ended December 31, 2014. The increase in net revenue was primarily attributable to the $112.5 million, or 52.0%, increase in net revenue of SUBSYS® to $329.0 million for the year ended December 31, 2015 compared to $216.5 million for the year ended December 1, 2014. The increase in SUBSYS®

revenue is primarily a result of a 30% increase in shipments to pharmaceutical wholesalers and retailers for the year ended December 31, 2015 as compared to the year ended December 31, 2014, as well as a 20% increase in net sales price, which was impacted by price increases in January 2014, April 2014, July 2014, January 2015 and July 2015, combined with changes in mix of prescribed dosages and changes in provisions for wholesaler discounts, patient discounts, rebates and returns. Provisions for wholesaler discounts, patient discounts, rebates and returns increased to $38.0 million, $61.0 million, $62.3 million and $3.3 million, respectively, or 33.8% on a combined basis of gross revenue from the sale of SUBSYS® for the year ended December 31, 2015, compared to $22.4 million, $36.5 million, $24.4 million and $2.8 million, respectively, or 39.2% on a combined basis of gross revenue from the sale of SUBSYS® for the year ended December 31, 2014. The increase in revenue provisions as a percentage of gross revenue was primarily attributable to an increase in the issuance of patient discount credits and rebate claims from managed care organizations and government programs. The increase in sales of SUBSYS® was partially offset by a decrease in sales of Dronabinol SG Capsule of $1.3 million to $1.3 million for the year ended December 31, 2015, compared to $2.6 million for the year ended December 31, 2014. We entered into a settlement agreement with Mylan in October 2015, which resulted in termination of our former distribution agreement with Mylan. Accordingly, we will not generate any meaningful revenue from the sale of Dronabinol SG Capsule in future periods.

Cost of Revenue, Gross Profit and Gross Margin.    Cost of revenue increased $6.3 million to $28.9 million for the year ended December 31, 2015 compared to $22.6 million for the year ended December 31, 2014. The increase in cost of revenue was primarily attributable to the increase in sales of SUBSYS® during the year ended December 31, 2015. Gross profit increased $105.0 million to $301.5 million for the year ended December 31, 2015 compared to $196.5 million for the year ended December 31, 2014. Gross margin for the year ended December 31, 2015 was approximately 91% compared to approximately 90% for the year ended December 31, 2014. The increase in gross margin was due primarily to a higher mix of sales of SUBSYS®, which yields higher gross margins than sales of Dronabinol SG Capsule, and the effects of the 2014 inventory expiry issue described below. SUBSYS® gross margin was approximately 92% and 91% for the years ended December 31, 2015 and 2014, respectively. This increase in 2015 is attributable to a shift in sales mix to higher margin products in 2015 as repeat patients progress to higher dosage prescriptions.

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

Sales and Marketing Expense.    Sales and marketing expense increased $22.6 million to $80.7 million for the year ended December 31, 2015 compared to $58.1 million for the year ended December 31, 2014. The increase in sales and marketing expense was due primarily to higher sales compensation expense and incremental product marketing expense associated with the increase in sales of SUBSYS®.

Research and Development Expense.    Research and development expense increased $23.7 million to $56.8 million for the year ended December 31, 2015 compared to $33.1 million for the year ended December 31, 2014. The increase in research and development expense was due primarily to an increase in research and development personnel and to clinical and development expenses incurred during 2015 related to our growing product pipeline.

General and Administrative Expense.    General and administrative expense increased $18.6 million to $62.9 million for the year ended December 31, 2015 compared to $44.3 million for the year ended December 31, 2014. The increase in general and administrative expense was due primarily to increases in legal expense incurred in connection with various ongoing government investigation and subpoena related matters, which increased $6.8 million to $12.7 million for the year ended December 31, 2015 compared to $5.9 million for the year ended December 31, 2014. Legal expenses associated with litigation and other matters decreased $5.4 million to $5.6 million for the year ended December 31, 2015 compared to $11.0 million for the year ended December 31, 2014.  Also contributing to the increase in general and administrative expense was an increase in stock-based compensation costs of $10.0 million to $19.8 million for the year ended December 31, 2015 compared to $9.8 million for the year ended December 31, 2014. The other increases in general and administrative expense resulted from growth in administrative infrastructure to support the growth of the business.

Charges Related to Litigation Award and Settlements.  Charges related to litigation award and settlements for the year ended December 31, 2015 represent a $9.5 million accrual associated with our dispute with Dr. Kottayil and a $1.1 million legal settlement with the ODOJ related to sales of SUBSYS® in Oregon. See Note 7 of the Notes to our Consolidated Financial Statements for a discussion of ongoing legal matters. There was no similar expense for the year ended December 31, 2014.

Other Income. We reported interest income of $0.5 million for the year ended December 31, 2015 and $0.2 million for the year ended December 31, 2014 primarily the result of our investing excess cash.

Income Tax Expense.     Provision for income taxes was $32.9 million for the year ended December 31, 2015 representing an effective tax rate of 36.1%. Provision for income taxes was $25.1 million for the year ended December 31, 2014 representing an effective tax rate of 41.1%.

Liquidity and Capital Resources

Sources of Liquidity

We incurred losses from our inception through December 31, 2012. Prior to our initial public offering, or IPO, we financed our operations primarily through the issuance of promissory notes to The John N. Kapoor Trust and the Kapoor Children 1992 Trust, which are controlled by or affiliated with our founder and principal stockholder, Dr. John Kapoor.

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

Cash Flows

The following table shows a summary of our cash flows for the years indicated (in millions):

	Years Ended December 31,
	2016	2015	2014
		(As Revised)	(As Revised)
Net cash provided by operating activities	$58.9	$102.3	$50.6
Net cash used in investing activities	(22.0)	(90.2)	(70.3)
Net cash provided by (used in) financing activities	(11.8)	9.3	32.4
Net increase in cash and cash equivalents	25.1	21.4	12.7
Cash and cash equivalents, beginning of period	79.5	58.1	45.4
Cash and cash equivalents, end of period	$104.6	$79.5	$58.1

Cash Flows from Operating Activities. Net cash provided by operating activities was $58.9 million and $102.3 million for the years ended December 31, 2016 and 2015, compared to $50.6 million for the year ended December 31, 2014. The decrease in net cash provided from operating activities from 2015 to 2016 primarily reflects the lower net income for the period driven by a reduction in SUBSYS® net sales, adjusted in part by depreciation and amortization, stock-based compensation expense and is also impacted by changes in working capital.  The increase in net cash from operating activities from 2014 to 2015 primarily reflects higher net income driven primarily by the growth in SUBSYS® net sales, adjusted in part by depreciation and amortization, stock-based compensation expense, deferred income taxes, excess tax benefits on stock options and awards and non-cash interest expense and is also impacted by changes in working capital.

Cash Flows from Investing Activities. Net cash used in investing activities was $22.0 million and $90.2 million for the years ended December 31, 2016 and 2015, compared to $70.3 million for the year ended December 31, 2014. During 2016, we invested $11.4 million of excess cash in short-term and long-term investments, net of proceeds and we also invested $10.7 million for purchases of equipment and leasehold improvements. During 2015, we invested $76.3 million of excess cash in short-term and long-term investments, net of proceeds and we also invested $13.8 million for purchases of equipment and leasehold improvements. During 2014, we invested $48.4 million of excess cash in short-term and long-term investments, net of proceeds and we also invested $22.2 million for purchases of equipment and leasehold improvements, including $18.0 million in connection with the construction of our second dronabinol facility.

Cash Flows from Financing Activities.     Net cash used in financing activities was $11.8 million for the year ended December 31, 2016, as compared to net cash provided by financing activities of $9.3 million and $32.4 million for the years ended December 31, 2015 and 2014. During the year ended December 31, 2016, we expended approximately $16.1 million to repurchase shares of our common stock and recognized $1.7 million due to tax deficiencies on stock options and awards, partially offset by proceeds from the exercise of stock options of $3.8 million and proceeds from shares issued under our employee stock purchase plan of $2.3 million. During the year ended December 31, 2015, we recognized $13.6 million of financing cash flows from excess tax benefits on stock options and awards, $9.5 million from the proceeds from exercise of stock options and $2.6 million of proceeds from shares issued under an employee stock purchase plan, partially offset by $16.5 million expended to repurchase shares of our common stock. During the year ended December 31, 2014, we recognized $21.4 million of financing cash flows from excess tax benefits on stock options and awards, $9.0 million from the proceeds from exercise of stock options and $2.0 million of proceeds from shares issued under an employee stock purchase plan.

We invoice pharmaceutical wholesalers and specialty pharmaceutical retailers upon shipment of SUBSYS®. To date, our customers have typically paid us 30 to 60 days from their applicable invoice dates.

Our cash flows for 2017 and beyond will depend on a variety of factors, including sales of SUBSYS® and our anticipated launch of SYNDROS™, regulatory approvals, investments in manufacturing and production, capital equipment, and research and development. We expect our net cash flows from operating activities to fluctuate with the sales of SUBSYS® and, if applicable, SYNDROS™, partially offset by anticipated expansion in research and development, manufacturing, and general and administrative expenses.

Funding Requirements

We believe that the cash from operations and our pre-existing cash and cash equivalents and investments, together with interest thereon, will be sufficient to fund our operations for at least the next 12 months.

Because of the numerous risks and uncertainties associated with commercialization of SUBSYS® and the development of our other product candidates, we are unable to predict the amounts of increased capital outlays and operating expenditures associated with our current anticipated product introduction, clinical trials and preclinical studies. The timing and amounts of our funding requirements will depend on numerous factors, including but not limited to:

•	the levels and mix of our product sales;
•	the rates of progress, costs and outcomes of our clinical trials and other product development programs, including product candidates that we may develop, in-license or acquire;
•	regulatory approvals, DEA classifications and other regulatory related events;
•	personnel, facilities, equipment and other similar requirements;
•	costs of operating as a public company;
•	the effects of competing technological and market developments;
•	costs associated with litigation and government investigations;

•	costs and judgements of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with our product candidates;
•	our ability to acquire or in-license products and product candidates, technologies or businesses; and
•	terms and timing of any additional collaborative, licensing, co-promotion or other arrangements that we may establish.

Although we generated cash from operating activities during the year ended December 31, 2016 and we expect to continue to fund our operations primarily from operating activities, we cannot guarantee that we will generate sufficient operating cash flows to fund our planned activities. We cannot be sure that additional financing will be available when needed, or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. If we raise additional funds by issuing equity or convertible securities, substantial dilution to existing stockholders will likely result. If we raise additional funds by incurring new debt obligations, the terms of the debt will likely require significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Contractual Obligations

Contractual Obligations	Total	Payments Due in Less Than 1 Year	Payments Due in 1-3 Years	Payments Due in 3-5 Years	Payments Due in More Than 5 Years
Operating leases	$30,278	$3,113	$6,715	$6,021	$14,429
Purchase obligations	36,290	7,500	15,910	12,880	—
	$66,568	$10,613	$22,625	$18,901	$14,429

Off-Balance Sheet Arrangements

During the year ended December 31, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2016, $54.0 million of our cash equivalent investments was in money market securities that are reflected as cash equivalents because all maturities are within 90 days. Our money market securities may consist of commercial paper, Federal agency discount notes and money market funds. We believe our interest rate risk with respect to these investments is limited due to the short-term duration of these arrangements and the yields earned, which approximate current interest rates.

Our policy for our short-term and long-term investments is to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. Our investment portfolio, consisting of fixed income securities that we hold on an available-for-sale basis, was approximately $133.1 million as of December 31, 2016 and $122.8 million as of December 31, 2015. These securities, like all fixed income instruments, are subject to interest rate risk and would likely decline in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase.

The following table provides information about our available-for-sale securities that are sensitive to changes in interest rates. We have aggregated our available-for-sale securities for presentation purposes since they are all very similar in nature (dollar amounts in millions):

Interest Rate Sensitivity

Principal Amount by Expected Maturity as of December 31, 2016

	Financial instruments mature during year ended:
	2017	2018	2019	2020	2021	Thereafter
CD's, commercial paper and available-for-sale securities	$80.0	$32.4	$20.7	$—	$—	$—
Weighted-average yield rate	0.61%	0.29%	0.23%	—	—	—

We have not entered into derivative financial instruments. We do not have operations outside of the U.S. and, accordingly, we have not been susceptible to significant risk from changes in foreign currencies.

During the normal course of business, we could be subjected to a variety of market risks, examples of which include, but are not limited to, interest rate movements and foreign currency fluctuations, as we discussed above, and collectability of accounts receivable. We continuously assess these risks and have established policies and procedures to protect against the adverse effects of these and other potential exposures. Although we do not anticipate any material losses in these risk areas, no assurance can be made that material losses will not be incurred in these areas in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Insys Therapeutics, Inc.

Chandler, Arizona

We have audited the accompanying consolidated balance sheets of Insys Therapeutics, Inc. (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insys Therapeutics, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Insys Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 31, 2017 expressed an adverse opinion thereon.

/s/ BDO USA, LLP

Phoenix, Arizona

March 31, 2017

INSYS THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2016	2015
		(As Revised)
Assets
Current Assets:
Cash and cash equivalents	$104,642	$79,515
Short-term investments	78,238	79,576
Accounts receivable, net of allowances of $6,144 and $8,367 at December 31, 2016 and 2015, respectively	20,654	47,272
Inventories	21,743	41,715
Prepaid expenses and other current assets	5,695	3,973
Total current assets	230,972	252,051
Property and equipment, net	43,172	38,382
Long-term investments	53,796	43,219
Deferred income tax assets, net	23,243	17,607
Other assets	4,953	26
Total assets	$356,136	$351,285
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$27,359	$35,611
Accrued compensation	8,833	10,225
Accrued sales allowances	28,955	35,033
Accrued litigation awards and settlements	13,467	9,567
Total current liabilities	78,614	90,436
Uncertain income tax position	7,933	8,544
Total liabilities	86,547	98,980
Commitments and Contingencies (Note 7)
Stockholders' Equity:
Preferred stock (par value $0.01 per share; 10,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2016 and 2015, respectively)	—	—
Common stock (par value $0.01 per share; 100,000,000 shares authorized; 71,923,550 and 71,907,858 shares issued and outstanding as of December 31, 2016 and 2015, respectively)	719	719
Additional paid in capital	256,529	246,685
Unrealized loss on available-for-sale securities, net of tax	(302)	(152)
Notes receivable from stockholders	(21)	(21)
Retained earnings	12,664	5,074
Total stockholders' equity	269,589	252,305
Total liabilities and stockholders' equity	$356,136	$351,285

See accompanying notes to consolidated financial statements.

INSYS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except share and per share data)

	Years Ended December 31,
	2016	2015	2014
		(As Revised)	(As Revised)

Net revenue	$242,275	$330,323	$219,092
Cost of revenue	25,393	28,854	22,578
Gross profit	216,882	301,469	196,514
Operating expenses:
Sales and marketing	69,651	80,668	58,105
Research and development	73,913	56,781	33,136
General and administrative	62,092	62,948	44,283
Charges related to litigation award and settlements	3,900	10,616	—
Total operating expenses	209,556	211,013	135,524
Operating income	7,326	90,456	60,990
Other income:
Interest income	1,039	502	151
Other income, net	59	36	2
Total other income	1,098	538	153
Income before income taxes	8,424	90,994	61,143
Less: income tax expense	834	32,941	25,089
Net income	$7,590	$58,053	$36,054
Unrealized loss on available-for-sale securities, net of tax	(150)	(128)	(24)
Total comprehensive income	$7,440	$57,925	$36,030
Net income per common share:
Basic	$0.11	$0.81	$0.52
Diluted	$0.10	$0.77	$0.49
Weighted average common shares outstanding
Basic	71,618,793	71,592,581	68,759,070
Diluted	74,145,918	75,707,651	73,335,132

See accompanying notes to consolidated financial statements.

INSYS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock			Unrealized Loss on	Notes	Retained
	Shares	Amount	Additional Paid in Capital	Available- For-Sale Securities	Receivable From Stockholders	Earnings (Accumulated Deficit)	Total
Balance at December 31, 2013	66,369,784	$664	$167,867	$—	$(21)	$(89,033)	$79,477
Exercise of stock options	3,616,790	36	8,920	—	—	—	8,956
Issuance of common stock- employee stock purchase plan	716,114	7	1,982	—	—	—	1,989
Excess tax benefits on stock options and awards	—	—	21,449	—	—	—	21,449
Stock based compensation - stock options and awards	—	—	15,289	—	—	—	15,289
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(24)	—	—	(24)
Net income	—	—	—	—	—	36,054	36,054
Balance at December 31, 2014 (As Revised)	70,702,688	707	215,507	(24)	(21)	(52,979)	163,190
Exercise of stock options	1,607,683	16	9,508	—	—	—	9,524
Issuance of common stock- employee stock purchase plan	151,906	2	2,645	—	—	—	2,647
Excess tax benefits on stock options and awards	—	—	13,596	—	—	—	13,596
Stock based compensation - stock options and awards	5,781	—	21,882	—	—	—	21,882
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(128)	—	—	(128)
Repurchase of common stock	(560,200)	(6)	(16,453)	—	—	—	(16,459)
Net income	—	—	—	—	—	58,053	58,053
Balance at December 31, 2015 (As Revised)	71,907,858	719	246,685	(152)	(21)	5,074	252,305
Exercise of stock options	637,721	6	3,797	—	—	—	3,803
Issuance of common stock- employee stock purchase plan	221,046	2	2,278	—	—	—	2,280
Tax deficiency on stock options and awards	—	—	(1,729)	—	—	—	(1,729)
Stock based compensation - stock options and awards	—	—	21,589	—	—	—	21,589
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(150)	—	—	(150)
Repurchase of common stock	(843,075)	(8)	(16,091)	—	—	—	(16,099)
Net income	—	—	—	—	—	7,590	7,590
Balance at December 31, 2016	71,923,550	$719	$256,529	$(302)	$(21)	$12,664	$269,589

See accompanying notes to consolidated financial statements.

INSYS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2016	2015	2014
		(As Revised)	(As Revised)
Cash flows from operating activities:
Net income	$7,590	$58,053	$36,054
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,249	5,291	2,500
Stock-based compensation	21,589	21,882	15,289
Deferred income tax benefit	(5,636)	(4,914)	(655)
Loss on disposal of assets	-	41	—
Excess tax benefits on stock options and awards	1,729	(13,596)	(21,449)
Amortization of investment discount	2,029	1,431	367
Changes in operating assets and liabilities:
Accounts receivable	26,618	(23,770)	(7,796)
Inventories	15,044	(3,616)	(23,571)
Prepaid expenses and other current assets	(1,721)	1,345	(2,967)
Accounts payable, accrued expenses and other current liabilities	(18,487)	50,708	52,813
Accrued litigation award and settlements	3,900	9,423	—
Net cash provided by operating activities	58,904	102,278	50,585
Cash flows from investing activities:
Change in restricted cash	—	—	400
Purchase of investments	(115,375)	(138,470)	(56,605)
Proceeds from sales of investments	7,948	25,492	—
Proceeds from maturities of investments	96,009	36,643	8,195
Purchases of property and equipment	(10,614)	(13,842)	(22,245)
Net cash used in investing activities	(22,032)	(90,177)	(70,255)
Cash flows from financing activities:
Proceeds from issuance of common stock	2,280	2,647	1,989
Excess tax benefits on stock options and awards	(1,729)	13,596	21,449
Proceeds from exercise of stock options	3,803	9,524	8,956
Repurchase of common stock	(16,099)	(16,459)	—
Net cash provided by (used in) financing activities	(11,745)	9,308	32,394
Change in cash and cash equivalents	25,127	21,409	12,724
Cash and cash equivalents, beginning of period	79,515	58,106	45,382
Cash and cash equivalents, end of period	$104,642	$79,515	$58,106
Supplemental cash flow disclosures:
Cash paid for income taxes	$10,742	$15,351	$2,975
Non-cash capital expenditures	$425	$—	$—

See accompanying notes to consolidated financial statements.

INSYS THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business

Insys Therapeutics, Inc., which was incorporated in Delaware in June 1990, and our subsidiaries (collectively, “we,” “us,” and “our”) maintain headquarters in Chandler, Arizona.

We are a commercial-stage specialty pharmaceutical company that develops and commercializes innovative supportive care products. We have one commercially marketed product: SUBSYS®, a proprietary sublingual fentanyl spray for BTCP in opioid-tolerant adult patients; and one product: SYNDROS™, awaiting final labeling approval by the FDA, prior to commercial launch, after receiving FDA approval in July 2016 and DEA scheduling in March 2017.

2.	Significant Accounting Policies

Revision of Previously Issued Financial Statements for Correction of Immaterial Errors

During the three months ended September 30, 2016, we identified an error related to the accounting for the rebates component of our product sales allowances since 2014.. We determined that we had incorrectly applied the accounting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 605, “Revenue Recognition” by miscalculating our rebate obligations on government payer and managed care contracts. In addition, we recorded out-of-period adjustments that resulted in an increase in operating expenses of $1,500,000 related to stock option modifications during the three months ended March 31, 2016 and a decrease in income tax expense of $834,000 related to the deductible interest expense portion of the accrued litigation award and settlements recorded during 2016. We assessed the materiality of these errors on our prior annual financial statements, assessing materiality both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and SAB No. 108 and concluded that the errors were not material to our consolidated financial statements for the years ended December 31, 2015 and 2014. However, to correctly present net revenue, operating expenses and income tax expense in the appropriate periods, management revised its previously issued financial statements for the years ended December 31, 2015 and 2014. Certain amounts in prior periods as previously reported have been reclassified to conform to the current period presentation.

The following tables summarize the impact and financial statement line items impacted by the revision adjustments as of and for the years ended December 31, 2015 and 2014 :

	As of December 31, 2015 (in thousands)
Consolidated Balance Sheet:	As previously reported	Adjustments	As revised
Deferred income tax assets, net	16,331	1,276	17,607
Total assets	350,009	1,276	351,285
Accounts payable and accrued expenses	36,354	(743)	35,611
Accrued sales allowances	31,526	3,507	35,033
Total current liabilities	87,672	2,764	90,436
Uncertain income tax position	8,635	(91)	8,544
Total liabilities	96,307	2,673	98,980
Additional paid in capital	245,736	949	246,685
Retained earnings	7,420	(2,346)	5,074
Total stockholders' equity	253,702	(1,397)	252,305
Total liabilities and stockholders' equity	$350,009	$1,276	$351,285

	Year Ended December 31, 2015 (in thousands, except per share data)
Consolidated Statement of Comprehensive Income:	As previously reported	Adjustments	As revised
Net revenue	$330,797	$(474)	$330,323
Gross profit	301,943	(474)	301,469
Operating expenses:
Research and development	55,281	1,500	56,781
Total operating expenses	209,513	1,500	211,013
Operating income	92,430	(1,974)	90,456
Income before income taxes	92,968	(1,974)	90,994
Less: income tax expense	34,492	(1,551)	32,941
Net income	58,476	(423)	58,053
Total comprehensive income	$58,348	$(423)	$57,925
Net income per common share:
Basic	$0.82	$(0.01)	$0.81
Diluted	$0.77	$(0.00)	$0.77

	Year Ended December 31, 2015 (in thousands)
Consolidated Statement of Cash Flows:	As previously reported	Adjustments	As revised
Cash flows from operating activities:
Stock-based compensation	$20,382	$1,500	$21,882
Deferred income tax benefit	(4,118)	(796)	(4,914)
Excess tax benefits on stock options and awards	(13,593)	(3)	(13,596)
Prepaid expenses and other current assets	1,311	34	1,345
Accounts payable, accrued expenses and other current liabilities	51,023	(315)	50,708
Net cash provided by operating activities	102,281	(3)	102,278
Cash flows from financing activities:
Excess tax benefits on stock options and awards	13,593	3	13,596
Net cash provided by financing activities	$9,305	$3	$9,308

	As of December 31, 2014 (in thousands)
Consolidated Statement of Stockholders' Equity:	As previously reported	Adjustments	As revised
Additional paid in capital	216,061	(554)	215,507
Retained earnings	(51,056)	(1,923)	(52,979)
Total stockholders' equity	165,667	(2,477)	163,190
Total liabilities and stockholders' equity	$215,121	$514	$215,635

	Year Ended December 31, 2014 (in thousands)
Consolidated Statement of Comprehensive Income:	As previously reported	Adjustments	As revised
Net revenue	$222,125	$(3,033)	$219,092
Gross profit	199,547	(3,033)	196,514
Operating income	64,023	(3,033)	60,990
Income before income taxes	64,176	(3,033)	61,143
Less: income tax expense	26,199	(1,110)	25,089
Net income	37,977	(1,923)	36,054
Total comprehensive income	$37,953	$(1,923)	$36,030
Net income per common share:
Basic	$0.55	$(0.03)	$0.52
Diluted	$0.52	$(0.03)	$0.49

	Year Ended December 31, 2014 (in thousands)
Consolidated Statement of Cash Flows:	As previously reported	Adjustments	As revised
Cash flows from operating activities:
Deferred income tax benefit	(175)	(480)	(655)
Excess tax benefits on stock options and awards	(22,003)	554	(21,449)
Prepaid expenses and other current assets	(2,933)	(34)	(2,967)
Accounts payable, accrued expenses and other current liabilities	50,376	2,437	52,813
Net cash provided by operating activities	50,031	554	50,585
Cash flows from financing activities:
Excess tax benefits on stock options and awards	22,003	(554)	21,449
Net cash provided by financing activities	$32,948	$(554)	$32,394

Principles of Consolidation

The consolidated financial statements include the accounts of Insys Therapeutics, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

Reclassification

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

Fair Value of Financial Instruments

The carrying values of our financial instruments, including cash, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these financial instruments.

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

Revenue Recognition

We recognize revenue from the sale of SUBSYS®. Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and title has passed, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured.

SUBSYS®

SUBSYS® was commercially launched in March 2012, and is available through a U.S. Food and Drug Administration (“FDA”) mandated Risk Evaluation and Mitigation program known as the Transmucosal Immediate Release Fentanyl program (“TIRF REMS”). We sell SUBSYS® in the United States to wholesale pharmaceutical distributors and directly to specialty retail pharmacies (collectively, our customers) subject to rights of return within a period beginning six months prior to, and ending 12 months following, product expiration. SUBSYS® currently has a shelf life of 36 months from the date of manufacture. We record revenue for SUBSYS® at the time the customer receives the shipment.

We recognize estimated product sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on amounts owed or to be claimed on the related sales. These estimates take into consideration the terms of our agreements with customers and third-party payers and the levels of inventory within the distribution channels that may result in future discounts taken. In certain cases, such as patient assistance programs, we recognize the cost of patient discounts as a reduction of revenue based on estimated utilization. If actual future results vary, we may need to adjust these estimates, which could have an effect on product revenue in the period of adjustment. Our product sales allowances include:

Product Returns. We allow customers to return product for credit within six months before and up to 12 months following its product expiration date. The shelf life of SUBSYS® is currently 36 months from the date of manufacture. We have monitored actual return history since product launch, which provides us with a basis to reasonably estimate future product returns, taking into consideration the shelf life of product at the time of shipment, shipment and prescription trends, estimated distribution channel inventory levels, and consideration of the introduction of competitive products.

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

Prompt Pay Discounts.    We offer cash discounts to our customers, generally 2.0% of the sales price, as an incentive for prompt payment. We account for cash discounts by reducing accounts receivable by the full amount of the discount.

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

Patient Discount Programs.    We offer discount card programs to patients for SUBSYS® in which patients receive discounts on their prescriptions that are reimbursed by us to the retailer. We estimate the total amount that will be redeemed based on a percentage of actual redemption applied to inventory in the distribution and retail channels. The allowance for patient discount programs is included in accrued sales allowances.

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

Short-Term and Long-Term Investments

Our policy for short-term and long-term investments is to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. Short-term and long-term investments consist of corporate, various government agency and municipal debt securities, as well as certificates of deposit that have maturity dates that are greater than 90 days. Certificates of deposit and commercial paper are carried at cost which approximates fair value. We classify our marketable securities as available-for-sale in accordance with FASB ASC Topic 320, Investments — Debt and Equity Securities. Available-for-sale securities are carried at fair value with unrealized gains and losses reported in stockholders’ equity, net of related tax effects. There were no reclassifications on available-for-sale securities during the year ended December 31, 2016. Reclassifications on available-for-sale securities were insignificant during the year ended December 31, 2015. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in impairment of the fair value of the investment. We did not have any realized gains or losses or decline in values judged to be other than temporary during the years ended December 31, 2016, 2015 and 2014. If we had realized gains and losses and declines in value judged to be other than temporary, we would have been required to include those changes in other expense in the consolidated statements of comprehensive income. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security. The cost of securities sold is calculated using the specific identification method. At December 31, 2016, our certificates of deposit and commercial paper as well as our marketable securities have been recorded at an estimated fair value of $1,296,000, $78,238,000 and $53,796,000 in cash and cash equivalents, short-term investments and long-term investments, respectively.

Accounts Receivable, Net

Trade accounts receivable are recorded at the invoice amount net of allowances for wholesaler discounts, prompt pay discounts, stocking allowances, and doubtful accounts. See “Revenue Recognition” above for a description of our wholesaler discounts, prompt pay discounts, stocking allowances and chargebacks. In the ordinary course of business, and consistent with industry practices, we may from time to time offer extended payment terms to our customers as an incentive for new product launches or in other circumstances. These extended payment terms do not represent a significant risk to the collectability of accounts receivable as of the period-end and are evaluated in accordance with ASC 605 —Revenue Recognition as applicable. We evaluate the collectability of our accounts receivable based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and historical experience. We write off accounts receivable against the allowance when a balance is determined to be uncollectable.

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

Income Taxes

We account for our deferred income tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities, and net operating losses (“NOLs”) and other tax credit carry forwards. These items are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date.

We record a valuation allowance to reduce the deferred income tax assets to the amount that is more likely than not to be realized. In making such determinations, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operating results.

We recognize a tax benefit from uncertain tax positions when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position.

Our policy is to classify interest and penalties associated with income tax liabilities as income tax expense in the consolidated statements of comprehensive income.

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

Advertising and Marketing

Advertising and marketing costs are expensed as incurred. Advertising expense totaled $1,572,000, $1,166,000 and $800,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Legal Fees

Legal fees are expensed as incurred. Accordingly, we do not accrue for estimated future legal fees to be incurred in connection with litigation and other related legal matters. Legal expense totaled $22,840,000, $19,448,000 and $16,926,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Stock-Based Compensation Expenses

Stock-based compensation cost is estimated at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the vesting period, which is generally three to four years, on a straight-line basis. We use the Black-Scholes option pricing model for estimating the grant date fair value of stock options using the following assumptions:

•

Exercise price - Prior to May 7, 2013, we determined the exercise price based on valuations using the best information available to management at the time of the valuations. Subsequent to our initial public offering of common stock (“IPO”) on May 7, 2013, the exercise price is equal to the fair market value of the stock on the grant date which is determined based on quoted market prices.

•

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

•

Expected term - The expected term is based on a simplified method which defines the term as the average of the contractual term of the options and the weighted-average vesting period for all open employee awards.

•

Risk-free rate - The risk-free interest rate for the expected term of the option is based on the average market rate on U.S. treasury securities in effect during the quarter in which the options were granted.

•	Dividends - The dividend yield assumption is based on our history and expectation of paying no dividends.
•	Forfeitures - Forfeitures have historically been insignificant.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could materially differ from those estimates.

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

Recent Accounting Pronouncements

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory.  Current U. S. GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party, which is an exception to the principle of comprehensive recognition of current and deferred income taxes in U. S. GAAP. The amendments in this update eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments should be applied on a modified retrospective transition basis, and are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. We are currently evaluating the impact of these amendments on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments affect entities required to present a statement of cash flows and provides specific guidance on a variety of cash flow issues to reduce current and potential future diversity in practice. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and early adoption is permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments should be applied using a retrospective transition method to each period presented. We are currently evaluating the impact of these amendments on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income, and are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the timelier recognition of losses. We are currently evaluating the impact of these amendments on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to reduce complexity in accounting standards involving several aspects of the accounting for employee share-based payment transactions, including (1) the income tax consequences, (2) classification of awards as either equity or liabilities, and (3) classification in the statement of cash flows. The amendments will be effective for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.

Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition, amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively, amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively, and amendments related to the presentation of excess tax benefits on the statement of cash flows can be applied using either a prospective transition method or a retrospective transition method. We will adopt the new guidance in the first quarter of 2017. Under the new guidance, excess tax benefits related to equity compensation will be recognized in the provision for income taxes in the consolidated statements of comprehensive income rather than in additional paid-in capital in the consolidated balance sheets and will be applied on a prospective basis. We have not yet determined our selected method of transition for changes to the statements of cash flows related to the classification of excess tax benefits and employee taxes paid for share-based payment arrangements. The related financial statement impacts of adopting the above aspects of this ASU are not expected to be material. However, depending on several factors such as the market price of our common stock, employee exercise behavior and corporate income tax rates, the excess tax benefits associated with the exercise of stock options could generate a significant discrete income tax benefit in a particular interim period potentially creating volatility in net income and net income per share period-to-period and period-over-period.

In February 2016, the FASB issued ASU No. 2016-02, Leases: (Topic 842), to provide guidance on recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements, specifically differentiating between different types of leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from all leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous U.S. GAAP guidance. There continues to be a differentiation between finance leases and operating leases. However, the principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases should be recognized in the balance sheet. The accounting applied by a lessor is largely unchanged from that applied under previous U.S. GAAP guidance. The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous U.S. GAAP guidance unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous U.S. GAAP guidance. We are currently evaluating the impact of these amendments on our consolidated financial statements and related disclosures; however, based on our current operating leases, we do not expect that the adoption of this guidance will have a material impact on the consolidated financial statements. See Note 7, Commitments and Contingencies, for information about our lease commitments

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amended the Financial Instruments topic of the ASC to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is not permitted. These amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. We are currently evaluating the impact of these amendments on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The guidance requires entities to measure most inventory at the lower of cost and NRV, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. Under the new guidance, inventory is measured at the lower of cost and NRV, which eliminates the need to determine replacement cost and evaluate whether it is above the ceiling (NRV) or below the floor (NRV less a normal profit margin). The guidance defines NRV as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” The guidance is effective for annual periods beginning after

December 15, 2016, and interim periods therein. We will adopt the new guidance in the first quarter of 2017. We do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard aims to achieve a consistent application of revenue recognition within the United States, resulting in a single revenue model to be applied by reporting companies under U.S. GAAP. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is required to be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. In March 2016 and April 2016, the FASB issued ASU No. 2016-08 and ASU No. 2016-10, respectively, which further clarified the implementation guidance on principal versus agent considerations contained in ASU No. 2014-09 and the identification of performance obligations and licensing, respectively. In May 2016, the FASB issued ASU 2016-12, narrow-scope improvements and practical expedients which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for non-cash consideration and completed contracts at transition. These standards will be effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is permitted, but not before December 15, 2016, the original effective date of the standard. We are currently analyzing ASU 2014-09, and the related ASU's, to evaluate the impact of the new standard on existing contracts with our customers. This includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. We initiated a contract review process during 2016 and expect to complete the contract evaluations and validate results by the end of the second quarter of 2017. We have also started evaluating our existing accounting policies and the new disclosure requirements and expect to complete our evaluation of the impacts of the accounting and disclosure requirements on our business processes, controls and systems by the end of the second quarter of 2017. Full implementation will be completed by the end of 2017. We have not yet determined our selected method of transition.

3.	Short-Term and Long-Term Investments

Investments consisted of the following at December 31, 2016 (in thousands):

	December 31, 2016
	Cost	Unrealized Gains	Unrealized Losses	Other- Than- Temporary Impairment Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$49,331	$—	$—	$—	$49,331	$49,331	$—	$—
Money market securities	54,015	—	—	—	54,015	54,015	—	—
Marketable securities:
Certificates of deposit	26,114	—	—	—	26,114	—	13,855	12,259
Commercial paper	1,485	—	—	—	1,485	—	1,485	—
Corporate securities	39,562	—	(135)	—	39,427	500	25,681	13,246
Federal agency securities	30,660	4	(92)	—	30,572	—	10,854	19,718
Municipal securities	35,811	2	(81)	—	35,732	796	26,363	8,573
Total marketable securities	133,632	6	(308)	—	133,330	1,296	78,238	53,796
	$236,978	$6	$(308)	$—	$236,676	$104,642	$78,238	$53,796

Investments consisted of the following at December 31, 2015 (in thousands):

	December 31, 2015
	Cost	Unrealized Gains	Unrealized Losses	Other- Than- Temporary Impairment Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$55,987	$—	$—	$—	$55,987	$55,987	$—	$—
Money market securities	20,373	—	—	—	20,373	20,373	—	—
Marketable securities:
Certificates of deposit	26,223	—	—	—	26,223	—	16,637	9,586
Commercial paper
Corporate securities	27,186	—	(68)	—	27,118	1,621	19,181	6,316
Federal agency securities	18,823	—	(65)	—	18,758	—	10,129	8,629
Municipal securities	53,870	16	(35)	—	53,851	1,534	33,629	18,688
Total marketable securities	126,102	16	(168)	—	125,950	3,155	79,576	43,219
	$202,462	$16	$(168)	$—	$202,310	$79,515	$79,576	$43,219

The amortized cost and estimated fair value of the marketable securities, by maturity, are shown below (in thousands):

	December 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Marketable securities:
Due in one year or less	$80,092	$80,027	$82,785	$82,731
Due after one year through 5 years	53,540	53,303	43,317	43,219
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	—	—
	$133,632	$133,330	$126,102	$125,950

The following table shows the gross unrealized losses and the fair value of our investments, with unrealized losses that are not deemed to be other-than-temporarily impaired aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2016				December 31, 2015
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Marketable securities:
Corporate securities	$38,027	$(134)	$401	$(1)	$25,137	$(68)	$—	$—
Federal agency securities	26,449	(91)	1,217	(1)	18,759	(65)	—	—
Municipal securities	30,373	(81)	100	—	22,981	(35)	—	—
	$94,849	$(306)	$1,718	$(2)	$66,877	$(168)	$—	$—

As of December 31, 2016 and 2015, we have concluded that the unrealized losses on our marketable securities are temporary in nature. Marketable securities are reviewed quarterly for possible other-than-temporary impairment. This review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the expectation for that security’s performance and the creditworthiness of the issuer. Additionally, we do not intend to sell, and it is not probable that we will be required to sell, any of the securities before the recovery of their amortized cost basis.

4.	Fair Value Measurement

At December 31, 2016 and 2015, we held short-term and long-term investments, as described in Note 3, that are required to be measured at fair value on a recurring basis.  All available-for-sale investments held by us at December 31, 2016 and 2015, have been valued based on Level 2 inputs. Available-for-sale securities classified within Level 2 of the fair value hierarchy are valued utilizing reports from an independent third-party public quotation service based on closing prices on the last business day of the period presented.  In addition, we use the public quotation service to perform price testing by comparing quoted prices listed in reports provided by the asset managers that hold our investments to quotes listed through the public quotation service. These asset managers utilize an independent pricing source to obtain quotes for most fixed income securities, and utilize internal procedures to validate the prices obtained. Our Level 3 asset represents our investment in a long-term corporate convertible promissory note and a warrant to purchase shares issued in connection with the convertible promissory note, which converted to convertible preferred stock as of December 31, 2016. This stock is not listed on any security exchange. The fair value of the preferred stock approximates its carrying value at December 31, 2016.

Our investments measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at December 31, 2016 were as follows (in thousands):

	Fair Value Measurement at Reporting Date
	Total	Quoted Prices in active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
Certificates of deposit	$26,114	$—	$26,114	$—
Commercial paper	1,485	—	1,485	—
Corporate securities	39,427	—	38,927	500
Federal agency securities	30,572	—	30,572	—
Municipal securities	35,732	—	35,732	—
Total assets measured at fair value	$133,330	$—	$132,830	$500

Our investments measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at December 31, 2015 were as follows (in thousands):

	Fair Value Measurement at Reporting Date
	Total	Quoted Prices in active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
Certificates of deposit	$26,223	$—	$26,223	$—
Commercial paper	—	—	—	—
Corporate securities	27,118	—	27,118	—
Federal agency securities	18,758	—	18,758	—
Municipal securities	53,851	—	53,851	—
Total assets measured at fair value	$125,950	$—	$125,950	$—

The following table presents additional information about assets measured at fair value on a recurring basis and for which we utilize Level 3 inputs to determine fair value for the years ended December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Convertible stock
Balance, beginning of period	$—	$—
Change in fair value	—	—
Purchases	500	—
Balance, end of period	$500	$—

5.	Inventories

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

The components of inventories, net of allowances, are as follows (in thousands):

	December 31, 2016	December 31, 2015
Finished goods	$8,408	$28,216
Work-in-process	6,183	7,018
Raw materials and supplies	7,152	6,481
Total inventories	21,743	41,715
Plus: non-current finished goods	4,928	—
	$26,671	$41,715

As of December 31, 2016 and 2015, raw materials inventories consisted of raw materials used in the manufacture of the API in our U.S.-based, state-of-the-art dronabinol manufacturing facility and component parts and packaging materials used in the manufacture of SUBSYS®. Work-in-process consists of actual production costs, including facility overhead and tolling costs of in-process dronabinol and SUBSYS® products. Finished goods inventories consisted of finished SUBSYS® products. Non-current finished goods represent those inventories not expected to be sold within 12 months of the balance sheet date and are included in other assets in our consolidated balance sheets. As of December 31, 2016, all work-in-process inventory is expected to be used within 12 months of the balance sheet date and, therefore, is classified as current inventory. We maintain an allowance for excess and obsolete inventory, as well as inventory where its cost is in excess of its net realizable value. Inventory at December 31, 2016 and 2015 were reported net of these reserves of $6,793,000 and $100,000, respectively.

6.	Property and Equipment

Property and equipment are comprised of the following (in thousands):

	Estimated Useful Life	As of December 31,
	(in years)	2016	2015
Computer equipment	3 — 7	$3,462	$2,798
Scientific equipment	3 — 10	12,930	9,283
Furniture	3 — 10	3,128	2,022
Manufacturing equipment	7 — 10	20,583	19,536
Leasehold improvements	*	23,243	16,771
Less: accumulated depreciation and amortization		(20,174)	(12,028)
Total fixed assets		$43,172	$38,382

*	The estimated useful life of the leasehold improvements is the lesser of the lease term or the estimated useful life.

Total depreciation and amortization expense for the years ended December 31, 2016, 2015 and 2014 was $6,249,000, $5,291,000 and $2,500,000, respectively.

As of December 31, 2016 and 2015, respectively, there was $6,857,000 and $7,391,000 of construction in progress included in total fixed assets that had not been placed into service and was not subject to depreciation.

7.	Commitments and Contingencies

Lease Commitments

We lease facilities under non-cancelable operating lease agreements. Future minimum commitments for these operating leases in place as of December 31, 2016, with a remaining non-cancelable lease term in excess of one year, are as follows (in thousands):

Years ending December 31,
2017	$3,113
2018	3,310
2019	3,405
2020	3,495
2021	2,526
Thereafter	14,429
Total	$30,278

The terms of certain lease agreements provide for rental payments on a graduated basis. We recognize rent expense on the straight-line basis over the lease period and have accrued for rent expense incurred but not paid. Landlord incentives are recorded as deferred rent and amortized on a straight-line basis over the lease term. Deferred rent was approximately $3,003,000 as of December 31, 2016 and $3,160,000 as of December 31, 2015. Rent expense under operating leases for the years ended December 31, 2016, 2015 and 2014 was approximately $2,757,000, $2,445,000, and $1,698,000, respectively.

Letters of Credit

As of December 31, 2016, we had a $400,000 unused letter of credit related to the requirements of our facility lease agreement.

Material Agreements

In April 2015, we entered into an amendment to our manufacturing and supply agreement with DPT, which extends our existing manufacturing and supply agreement to produce SUBSYS® until the end of 2020. In addition to extending the term, this amendment added certain minimum purchase commitments.

In October 2015, we entered into an amended and restated supply, development & exclusive licensing agreement with Aptargroup, Inc. (“Aptar”) which, among other things, extended our exclusive supply rights to the current sublingual device, currently utilized by SUBSYS®, as well any new device(s) jointly developed by the two companies for a period of seven years. In addition to extending the term, this amendment added certain minimum purchase commitments and requires certain tiered royalties as a percentage of net revenue to be paid by us ranging from less than one percent to the low single digits, commencing in March 2016 through the term of this agreement, from our sales of SUBSYS® and future products that use the Aptar spray device technology. As of December 31, 2016, our remaining estimated annual contractual obligation under our agreement with Aptar was $20,290,000.

In January 2016, we assigned our rights, title, duties and obligations of our manufacturing and supply agreement with DPT and our supply, development & exclusive licensing agreement with Aptar from our parent to our manufacturing subsidiary as part of a corporate restructuring.

In July 2016, we, through our manufacturing subsidiary, entered into a further amendment to our DPT manufacturing and supply agreement dated May 24, 2011, as amended. This amendment effectively eliminates any prior minimum purchase (and batch) obligations that had been set forth in the amendment dated April 30, 2015 and replaces it with a new annual purchase commitment of $4,000,000 per calendar year commencing January 1, 2017 through December 31, 2020. As a result, the cumulative effect related to this amendment reduces our aggregated minimum purchase commitments with DPT from $49,740,000 to $16,000,000 through December 31, 2020. As of December 31, 2016, our remaining estimated annual contractual obligation under our agreement with DPT was $16,000,000.

All purchase commitments required under our agreements with DPT and Aptar were met during the years ended December 31, 2016 and 2015.

The following table sets forth our aggregate minimum purchase commitments with DPT and Aptar under these agreements (in thousands):

Years ending December 31,
2017	$7,500
2018	7,500
2019	8,410
2020	8,550
2021	4,330
Thereafter	—
Total	$36,290

Defined Contribution Retirement Plans (401(k) Plan)

We sponsor a 401(k) plan covering all full-time employees. Participants may contribute up to the legal limit. The 401(k) plan provides for employee contributions, and beginning October 2014, our matching contribution is 50 percent of the first 6 percent of earnings contributed by each participant. During the years ended December 31, 2016 and 2015, matching contribution plan expenses totaled approximately $730,000 and $670,000, respectively. Matching contributions for the year ended December 31, 2014 were nominal

Legal Matters

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

Government Proceedings

Like other companies in the pharmaceutical industry, we are subject to extensive regulation by national, state and local government agencies in the United States. As a result, interaction with government agencies occurs in the normal course of our operations. The following is a brief description of pending governmental investigations which we believe are potentially or actually material at this time. It is possible that criminal charges and substantial payments, fines and/or civil penalties or damages or exclusion from federal health care programs or other administrative actions, as well as a corporate integrity agreement or similar government mandated compliance document that institutes significant restrictions or obligations, could result for us from any government investigation or proceeding. In addition, even certain investigations that are not discussed below and which we do not deem to be material at this time could be determined to be material and could have a material adverse effect on our financial condition, results of operations and cash flows.

Department of Health and Human Services Investigation. We received a subpoena, dated December 9, 2013, from the Office of Inspector General of the HHS in connection with an investigation of potential violations involving HHS programs. This subpoena was issued in connection with an investigation by the U.S. Attorney’s Office for the Central District of California. This subpoena requests documents regarding our business, including the commercialization of SUBSYS®. We are cooperating with this investigation and have produced documents in response to the subpoena and have provided other requested information. We believe a loss is probable with respect to this investigation, but we are not in a position to estimate a range of such loss or other scope and outcome associated with this investigation.

HIPAA Investigation. On September 8, 2014, we received a subpoena issued pursuant to HIPAA from the U.S. Attorney’s Office for the District of Massachusetts. The subpoena requests documents regarding SUBSYS®, including our sales and marketing practices related to this product. This investigation also relates to activities in our patient services hub. We are cooperating with this investigation and have produced documents in response to the subpoena and have provided other requested information. We believe a loss is probable with respect to this investigation, but we are not in a position to estimate a range of such loss or other scope and outcome associated with this investigation.

On or about June 23, 2015, a nurse practitioner located in Connecticut, who served on our speaker bureau in connection with our speaker programs designed to educate and promote product awareness and safety for external health care providers, pled guilty to violating the federal Anti-Kickback Statute in connection with payments of approximately $83,000 from us.

Several of our former employees have been charged in criminal proceedings. On or about February 18, 2016, one of our former sales employees located in Alabama pled guilty to a conspiracy to violate the federal Anti-Kickback

Statute in regards to two Alabama health care professionals who prescribed our product SUBSYS®. These two Alabama health care professionals, who served on our speaker bureau in connection with our speaker programs designed to educate and promote product awareness and safety for external health care providers, were charged by the U.S. Attorney’s Office for the Southern District of Alabama, and on or about February 23, 2017, were convicted on 19 of 20 counts brought against them which included charges related to distribution of a controlled substance, drug conspiracy, healthcare fraud conspiracy and money laundering. Moreover, on or about June 19, 2016, a former district sales manager in New York and a former sales representative in New Jersey were charged in a federal court in Manhattan, New York with violating the federal Anti-Kickback Statute in connection with interacting with health care professionals who prescribed our product and served on our speaker bureau.  Both of these employees have pled not guilty.  On or about October 13, 2016, a former prior authorization specialist and manager of our patient services hub was charged by the U.S. Attorney’s Office for the District of Massachusetts with conspiracy to commit wire fraud in connection with the Company’s provision of prior authorization support related to our patient services hub.  On or about December 8, 2016, the U.S. Attorney’s Office for the District of Massachusetts issued an indictment against six former employees, including Michael L. Babich, our former President, CEO and director, on charges including racketeering conspiracy, conspiracy to commit mail fraud, conspiracy to commit wire fraud, conspiracy to violate the Anti-Kickback Statute and forfeiture.  Other than the former Alabama sales employee, each of these indicted individuals have entered pleas of not guilty to the charges against them.  It is possible that additional individual criminal charges and convictions and pleas could result from our ongoing federal and state government investigations and related proceedings. We continue to assess these matters to ensure we have an effective compliance program.

State Related Investigations. We have received Civil Investigative Demands (“CIDs”) or subpoenas, as the case may be, from each of the Office of the Attorney General (or similarly named and authorized office) of the State of Arizona, Colorado, Florida, Illinois, Massachusetts, Maryland, Minnesota, New Hampshire, New Jersey, New York, Oregon, Pennsylvania and Washington. Moreover, we have received an administrative subpoena from the California Insurance Commissioner.  In addition, we understand that numerous physicians practicing within several of the aforementioned states have received subpoenas from each applicable state Attorney General or Department of Justice office in connection with interactions with us. Generally, these CIDs and subpoenas request documents regarding SUBSYS®, including our sales and marketing practices related to SUBSYS® in the applicable state, as well as our patient services hub. We are cooperating with each of these investigations and have produced documents in response to these CIDs, subpoenas and related requests for information from each office.

In connection with the investigation by the Oregon Department of Justice (“ODOJ”) we entered into a settlement agreement with the ODOJ referred to as an Assurance of Voluntary Compliance (“AVC”), and made monetary payments totaling approximately $1,100,000. The AVC requires us to maintain certain controls and processes around our promotional and sales activity related to SUBSYS® in Oregon. This AVC expressly provides that we do not admit any violation of law or regulation. This settlement was reached as result of our cooperation with the ODOJ's investigation and after producing documents in response to certain CIDs and related requests for information from the ODOJ. All monetary payments in connection with this settlement were made prior to December 31, 2015.

In connection with the investigation by the State of Illinois, on August 25, 2016, the Illinois Office of the Attorney General filed a complaint on behalf of the State of Illinois against the Company in the Circuit Court of Cook County, Illinois, Chancery Division.  The complaint asserts a claim for violation of the Illinois Consumer Fraud and Deceptive Business Practices Act in connection with the sales and marketing of SUBSYS® in Illinois.  The complaint seeks injunctive relief, including a permanent injunction preventing us from engaging in commerce in the State of Illinois and civil penalties.  The Circuit Court of Cook County extended the time for us to answer or otherwise respond to the complaint and the next status hearing is April 7, 2017.  We continue to cooperate with this investigation and to engage in discussion with the Illinois Office of the Attorney General.

In connection with the investigation by the State of New Hampshire, we entered into a settlement agreement with the State of New Hampshire referred to as an assurance of discontinuance, and made monetary payments totaling approximately $2,900,000 to the State of New Hampshire and a charitable contribution of $500,000 to be used by a New Hampshire charitable foundation in preventing or remediating problems related to abuse, misuse or misprescribing of opioid drugs. The assurance of discontinuance expressly provides that we do not admit any violation of law or regulation and requires us to maintain certain controls and processes around our promotional and sales activity related to SUBSYS® in New Hampshire. This settlement was reached as result of our cooperation with the State of New Hampshire investigation and after producing documents in response to certain requests for information by the State of New Hampshire.  These amounts have been accrued in the consolidated balance sheet as of December 31, 2016 and the payments in connection with this settlement were made after December 31, 2016.

In connection with the investigation by the State of Massachusetts, we have made a reasonable estimate of a probable loss of approximately $500,000. We continue to cooperate with the State of Massachusetts investigation, including producing documents in response to certain requests for information. This estimated amount has been accrued in the consolidated balance sheet as of December 31, 2016.

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

Opioid Litigation. Many federal and governmental agencies are focused on the abuse of opioids in the United States and agencies such as the HHS have expressed their belief that the United States is in the midst of a prescription opioid abuse epidemic. Common prescription drugs that contain opioids are drugs such as oxycodone, hydrocodone and fentanyl. Our product, SUBSYS®, is a fentanyl-based product in the TIRF class. Certain stakeholders in the healthcare community, regulatory bodies and governmental agencies may associate us with, or determine that we are a part of, this perceived opioid abuse epidemic. Like all TIRF products, our product is part of the mandatory TIRF REMS program which is designed “to ensure informed risk-benefit decisions before initiating treatment, and while patients are treated to ensure appropriate use of TIRF medicines” and “to mitigate the risk of misuse, abuse, addiction, overdose and serious complications due to medication errors with the use of TIRF medicines.” Nevertheless, from time to time, we may be included in litigation or investigations that are directed at the abuse of opioids in the United States.

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

In addition, on March 28, 2017, the Ranking Member of the Committee on Homeland Security and Governmental Affairs of the United States Senate distributed a letter to five manufacturers of opioid products, including the Company, requesting documents and information intended to aid such committee in understanding the challenges industry practices pose to efforts to curb opioid addiction and stem rising prescription drug costs for the federal government.  This letter requests documents regarding our business, including the commercialization of SUBSYS®. We intend to cooperate with this inquiry.

With the exception of the investigations by the ODOJ, the State of New Hampshire and the State of Massachusetts which we have quantified above, and the investigations by the Department of Health and Human Services and HIPAA for which we have responded to subpoenas as requested, we believe a loss from an unfavorable outcome of these governmental proceedings is reasonably possible and an estimate of the amount or range of loss from an unfavorable outcome is not determinable at these stages.  We believe we have meritorious legal positions and will continue to represent our interests vigorously in these matters.  However, responding to government investigations has and could continue to burden us with substantial legal costs in connection with defending any claims raised. Any potential resulting fines, restitution, damages and penalties, settlement payments, pleas or exclusion from federal health care programs or other administrative actions, as well as any related actions brought by shareholders or other third parties, could have a material adverse effect on our financial position, results of operations or cash flows.  Additionally, these matters could also have a negative impact on our reputation and divert the attention of our management from operating our business.

Federal Securities Litigation and Derivative Complaints

Federal Securities Litigation.  On or about February 2, 2016, a complaint (captioned Richard Di Donato v. Insys Therapeutics, Inc., et al., Case 2:16-cv-00302-NVW) was filed in the United States District Court for the District of Arizona, against us and certain of our current and former officers. The complaint was brought as a purported class action on behalf of purchasers of our common stock between March 3, 2015 and January 25, 2016. In general, the plaintiffs allege that the defendants violated the anti-fraud provisions of the federal securities laws by making materially false and misleading statements regarding our business, operations and compliance with law during the class period, thereby artificially inflating the price of our common stock.  On June 3, 2016, the court appointed Clark Miller to serve as lead plaintiff.  On June 24, 2016, the plaintiff filed a first amended complaint naming a former employee of Insys Therapeutics, Inc. as an additional defendant and extending the class period.  On December 22, 2016, the plaintiff filed a second amended complaint, primarily to add allegations relating to an indictment of Michael L. Babich and certain of our former employees announced on December 8, 2016 and to extend the class period from August 12, 2014 through December 8, 2016.  On January 12, 2017, the defendants moved to dismiss the second amended complaint.  The plaintiff seeks unspecified monetary damages and other relief. We intend to vigorously defend against this claim.

On or about March 17, 2017, a complaint (captioned Kayd Currier v. Insys Therapeutics, Inc., et al., Case 1:17-cv-01954-PAC) was filed in United States District Court for the Southern District of New York, against us and certain of our officers. The complaint was brought as a purported class action on behalf of purchasers of our securities between February 23, 2016 and March 15, 2017. In general, the plaintiffs allege that the defendants violated the anti-fraud provisions of the federal securities laws by making materially false and misleading statements regarding our business and financial results during the class period, thereby artificially inflating the price of our securities. On or about March 28, 2017, a second complaint making similar allegations (captioned Hans E. Erdmann v. Insys Therapeutics, Inc., et al., Case 1:17-cv-02225-PAC) was filed in the same Court.  The plaintiffs in both actions seek unspecified monetary damages and other relief. We intend to vigorously defend against these claims.

Derivative Litigation.  On or about August 26, 2016, Gary Hirt and Precieux Art Jewelers Inc. filed a derivative complaint in the Court of Chancery of Delaware against members of our Board of Directors and Michael L. Babich. The plaintiffs allege, among other things, that the defendants breached their fiduciary duties by (a) knowingly overseeing the implementation of an illegal sales and marketing program, (b) consciously disregarding their duty of oversight of our compliance with law and (c) trading on the basis of material non-public information. On November 8, 2016, the plaintiffs filed an amended derivative complaint, and on January 26, 2017 the plaintiffs supplemented the amended derivative complaint, primarily to add allegations relating to the indictment of Michael L. Babich and certain of our former employees announced on December 8, 2016.  On November 22, 2016, the defendants moved to dismiss the action.  On or about February 2, 2017, Michael Bourque filed a derivative complaint in the Court of Chancery against members of our Board of Directors; Michael L. Babich; Franc Del Fosse, our General Counsel; and Sanga Emmanuel, our Vice President and Chief Compliance Officer. The Bourque derivative complaint contains similar claims as the other derivative complaint. All parties stipulated to consolidate the two actions, and the consolidated action is captioned In re Insys Therapeutics, Inc. Derivative Litigation, C.A. No. 12696-VCMR.  Following the submission of motions for appointment as lead counsel, the Court held a hearing on March 23, 2017, and appointed counsel for Gary Hirt and Precieux Art Jewelers Inc. as lead counsel.  Lead counsel is required to designate an operative complaint or file a consolidated complaint.  The plaintiffs seek unspecified monetary damages and other relief derivatively on behalf of the company.  We intend to vigorously defend against these claims.

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

As a result of the final ruling, we have accrued $9,567,000 at December 31, 2016, including $2,249,000 of estimated pre-judgement interest, which represents our current best estimate of this contingent liability. The final outcome of the appeal could cause this estimate to vary materially from the final award.

On October 20, 2015, plaintiffs appealed the foregoing judgment and on November 4, 2015, Insys Pharma and the other defendants against whom judgment was entered filed a notice of cross-appeal. The appeal and cross-appeal remain pending before the Court of Appeals for the State of Arizona.

On or around November 1, 2015, we received a notice from the Plaintiff’s attorneys demanding indemnification for legal and other defense costs alleged to have been incurred in connection with Dr. Kottayil’s defense of the Insys Pharma counterclaims in the amount of $3,630,000. We responded to these demands by, among other things, requesting for supporting documents and information from the Plaintiffs’ counsel which we have not received yet. Accordingly, we are still in the process of assessing the merit of such claims as well as evaluating the basis for the costs claimed. Because of the uncertainty surrounding the ultimate outcome we have not accrued for this claim at this time; however, we believe that that it is reasonably possible that there may be a material loss associated with this claim and we currently estimate the range of the reasonably possible loss to be between $0 and the $3,630,000 claimed.

As of August 1, 2016, Plaintiffs have filed opening and reply and cross response briefs and we have filed our answering and cross-appeal brief and our reply in support of our cross-appeal. The court has granted but not yet scheduled oral argument.

Markland. On July 1, 2016, Robert N. Markland, as the Personal Representative of the Estate of Carolyn S. Markland filed a complaint in the Circuit Court, Fourth Judicial Circuit, in and for Duval County Florida against our parent, Insys Therapeutics, Inc. The complaint states it is a wrongful death products liability action brought pursuant to Section 768.16, et seq. under Florida law in connection with a death occurring in July 2014 and includes a claim of negligent marketing. The lawsuit seeks unspecified damages for past expenses and costs, pain and suffering and loss of consortium and earnings.  On August 4, 2016, we removed this case to federal district court in the Middle District of Florida. On September 2, 2016, we filed a motion to dismiss and are awaiting the court’s ruling. We intend to vigorously defend this matter and based on currently available information, we do not believe any resolution of this matter will have a material adverse effect on the Company's business, financial position, or future results of operations.

Buchalter.  On September 9, 2016, Jeffrey Buchalter filed a complaint in the Circuit Court for Anne Arundel County, Maryland against Dr. William Tham, Physical Medicine & Pain Management Associates, Maryland Neurological Institute, various physician assistants, and Insys Therapeutics, Inc.  Plaintiff’s complaint states it is a personal injury action against Insys related to negligent misrepresentation, failure to warn and fraud under state laws. The lawsuit seeks unspecified compensatory and punitive damages. We have filed a motion to sismiss and are awaiting the court’s ruling We intend to vigorously defend this matter and based on currently available information, we do not believe any resolution of this matter will have a material adverse effect on the Company's business, financial position, or future results of operations.

Colby.  On or about January 25, 2017, Mackenzie Colby filed a complaint in the Superior Court in the State of New Hampshire against Christopher Clough, PA, Dr. O’Connell’s Pain Care Centers, Inc., and Insys Therapeutics, Inc.  Plaintiff’s complaint states it is a personal injury action against Mr. Clough related to medical negligence against O’Connell’s Pain Care Centers, Inc. for respondent superior claims and against Insys Therapeutics, Inc. for negligence, all under state laws. The lawsuit seeks unspecified compensatory and punitive damages. We intend to vigorously defend this matter and based on currently available information, we do not believe any resolution of this matter will have a material adverse effect on the Company's business, financial position, or future results of operations.

Perusse.  On or about February 21, 2017, Mackenzie Colby filed a complaint in the Superior Court in the State of New Hampshire against Christopher Clough, PA, Dr. John J Schermerhorn, Dr. O’Connell’s Pain Care Centers, Inc., and Insys Therapeutics, Inc.  Plaintiff’s complaint states it is a personal injury action against Mr. Clough related to medical negligence against O’Connell’s Pain Care Centers, Inc. for respondent superior claims and against Insys Therapeutics, Inc. and Dr. Schermerhorn for negligence, all under state laws. The lawsuit seeks unspecified compensatory and punitive damages. We intend to vigorously defend this matter and based on currently available information, we do not believe any resolution of this matter will have a material adverse effect on the Company's business, financial position, or future results of operations.

Cassell.  On or about March 8, 2017, Jerome Cassell filed a complaint in the Superior Court in the State of New Hampshire against Christopher Clough, PA, Dr. John J Schermerhorn, Dr. O’Connell’s Pain Care Centers, Inc., and Insys Therapeutics, Inc.  Plaintiff’s complaint states it is a personal injury action against Mr. Clough related to medical negligence against O’Connell’s Pain Care Centers, Inc. for respondent superior claims and against Insys Therapeutics, Inc. and Dr. Schermerhorn for negligence, all under state laws. The lawsuit seeks unspecified compensatory and punitive damages. We intend to vigorously defend this matter and based on currently available information, we do not believe any resolution of this matter will have a material adverse effect on the Company's business, financial position, or future results of operations.

Carver.  On or about March 20, 2017, a qui tam complaint entitled United States ex rel. Lori L. Carver v. Physicians Pain Specialists of Alabama, P.C., Xiulu Ruan, M.D., John Patrick Couch, M.D., C&R Pharmacy, LLC, Castle Medical, LLC, Insys Therapeutics, Inc., Industrial Pharmacy Management, LLC and Christopher Manfuso; Civil Action No. 13-392, that had been filed under seal with the U.S. District Court For the Southern District of

Alabama Southern Division, was ordered unsealed by the court. The U.S. Department of Justice declined to intervene in this action. The complaint was originally brought by Ms. Carver, a former employee of Physician Pain Specialists of Alabama, PC, as a private party qui tam relator on behalf of the federal government. The action alleges civil violations of the federal False Claims Act committed by the defendants related to fraudulent claims by defendants for payment in connection with federally-funded Medicare programs as well as other federally-funded health care programs as a result of alleged illegal activity under the Stark Law and Federal Anti-Kickback Laws.  We intend to vigorously defend this claim.

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

Preferred Stock

In August 2014, we entered into a Rights Agreement with respect to a newly-designated Series A Junior Participating Preferred Stock. In connection with the Rights Agreement, our Board of Directors declared a dividend distribution of the right to purchase one one-hundredth of one share of our Series A Junior Participating Preferred Stock, par value $0.001 per share (a “Right”), for each outstanding share of common stock, par value $0.01 per share, held by the stockholders of the Company at the close of business on September 1, 2014 (the “Record Date”).

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

Common Stock

On February 26, 2014, our Board of Directors approved a three-for-two stock split of our common stock effected through a stock dividend. The record date for the stock split was the close of business on March 17, 2014, with share distribution occurring on March 28, 2014. As a result of the dividend, shareholders received one additional share of Insys Therapeutics, Inc. common stock, par value $0.0002145, for each two shares they held as of the record date. All share and per share amounts were retroactively restated for the effects of this stock split.

On May 6, 2014, our shareholders approved an amendment to our certificate of incorporation to increase the authorized shares of common stock from 50,000,000 to 100,000,000 and an amendment to increase the par value for our common stock to $0.01 per share. Our consolidated financial statements and notes herein were retroactively restated to reflect the impact of this amendment.

On May 5, 2015, our Board of Directors approved a two-for-one stock split of our common stock effected through a stock dividend. The record date for the stock split was the close of business on May 26, 2015, with share distribution occurring on June 8, 2015. As a result of the dividend, shareholders received one additional share of Insys Therapeutics, Inc. common stock, par value $0.01, for each one share they held as of the record date. All share and per share amounts were retroactively restated for the effects of this stock split.

Stock Repurchase Program

On November 5, 2015, we announced a stock repurchase program. The stock repurchase program authorizes up to $50 million in repurchases of common stock. This program was effective immediately and has no planned expiration date. The following table summarizes our share repurchase activity for our share repurchase program:

	Number of Shares Purchased	Cost of Share Purchases
Shares purchased at December 31, 2014	—	$—
Shares purchased during 2015	560,200	$16,459,000
Shares purchased at December 31, 2015	560,200	$16,459,000
Shares purchased during 2016	843,075	16,099,000
Shares purchased at December 31, 2016	1,403,275	$32,558,000

As of December 31, 2016, we had $17,442,000 remaining under this program.

9.	Stock-based Compensation

We currently have the following stock-based incentive plans:

2013 Employee Stock Purchase Plan

The 2013 Employee Stock Purchase Plan (the “ESPP”) was adopted by our Board of Directors and approved by our stockholders, and became effective in connection with our initial public offering in May 2013. Under the terms of the ESPP, eligible employees are granted a purchase right to purchase shares of our common stock that cannot exceed 15% of their earnings, nor exceed the Board of Director defined limits on the number of our common shares that can be offered under the ESPP. The purchase right entitles the eligible employee to purchase shares at the lesser of an amount equal to 85% of the fair market value of the shares on the offering date or 85% of the fair market value of the shares on the purchase date. The ESPP authorizes the issuance of 530,400 shares of common stock pursuant to purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2014 through January 1, 2023, by the least of (a) 1% of the total number of shares of common stock outstanding on

December 31 of the preceding calendar year, (b) 600,000 shares (200,000 on a pre-split basis), or (c) a number determined by our Board of Directors that is less than (a) and (b). The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”). As of December 31, 2016, 1,465,176 shares of common stock have been purchased under the ESPP.

2013 Equity Incentive Plan

The 2013 Equity Incentive Plan (the “2013 Plan”) is the successor to and continuation of the 2006 Equity Incentive Plan and the Insys Pharma, Inc., Amended and Restated Equity Incentive Plan. The 2013 Plan was adopted by our Board of Directors and approved by our stockholders, and became effective in connection with our initial public offering in May 2013. The 2013 Plan provides for the grant of stock awards, including stock options, restricted stock, stock appreciation rights, performance units, performance shares and other stock awards, to our employees, directors and consultants. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2014 through January 1, 2023, by the lesser of (a) 4% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; or (b) a number of shares of common stock that may be determined each year by our Board of Directors that is less than the preceding clause (a). As of December 31, 2016, options to purchase 7,300,873 shares of common stock were outstanding and 4,259,755 shares remained available for future grant.

Amounts recognized in the consolidated statements of comprehensive income with respect to our stock-based compensation plans were as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
		(As Revised)

Research and development	$3,931	$2,133	$5,498
General and administrative	17,658	19,749	9,791
Total cost of stock-based compensation	$21,589	$21,882	$15,289

Included in stock-based compensation for the years ended December 31, 2016, 2015 and 2014 was approximately $3,878,000, $4,867,000 and $4,016,000, respectively, of expense associated with the accelerated vesting of option awards related to terminated employees.

The following table summarizes stock option activity during the year ended December 31, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2013	8,994,978	$1.06
Granted	3,397,198	$4.86
Cancelled	(1,068,224)	$2.86
Exercised	(3,616,790)	$1.15
Outstanding as of December 31, 2014	7,707,162	$2.90
Granted	1,733,671	$14.57
Cancelled	(695,061)	$7.71
Exercised	(1,607,683)	$2.48
Outstanding as of December 31, 2015	7,138,089	$7.57
Granted	2,337,043	$14.86
Cancelled	(1,536,538)	$18.67
Exercised	(637,721)	$5.96		$7.0
Outstanding as of December 31, 2016	7,300,873	$12.36	7.3	$18.7
Vested and exercisable as of December 31, 2016	4,474,906	$9.05	6.4	$18.0

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the positive difference between the fair market value of our common stock and the exercise price of the stock options. As of December 31, 2016, we expect to recognize $31,171,000 of stock-based compensation for our outstanding options over a weighted-average period of 2.6 years.

The total fair value of shares vested for the years ended December 31, 2016, 2015, and 2014 was $19,970,000, $25,392,000 and $14,572,000, respectively.

Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2016, 2015 and 2014 was $3,803,000, $9,524,000 and $8,956,000, respectively. For the years ended December 31, 2016, 2015 and 2014, we recorded net reductions of $122,000, $13,593,000 and $22,003,000 respectively, of our federal and state income tax liability, with an offsetting credit to additional paid-in capital resulting from the excess tax benefits related to exercised stock options.

Stock Option Valuation Information

The weighted-average assumptions used to estimate the fair value of employee stock options granted during the periods presented are as follows:

	2016	2015	2014
Expected volatility	63.3%	69.9%	69.3%
Risk-free interest rate	1.6%	1.9%	1.7%
Expected term (in years)	7.0	7.0	6.0
Expected dividend yield	0.0%	0.0%	0.0%

For the years ended December 31, 2016, 2015, and 2014, the weighted-average estimated fair value per option granted was $9.20, $19.20 and $10.53, respectively.

10.	Income Taxes

Income tax expense consists of the following (in thousands):

	Years Ended December 31,
	2016	2015	2014
		(As Revised)	(As Revised)
Current income taxes:
Federal	$5,916	$31,383	$21,949
State and local	554	6,473	3,794
Total current income tax	6,470	37,856	25,743
Deferred income taxes:
Federal	(7,762)	(3,759)	465
State and local	2,126	(1,156)	(1,119)
Total deferred income tax	(5,636)	(4,915)	(654)
Income tax expense	$834	$32,941	$25,089

As of December 31, 2016, we had approximately $1.1 million of federal NOLs all of which are subject to a significant Section 382 limitation. Under Section 382 of the Code, substantial changes in our ownership may limit the amount of NOLs that can be utilized annually in the future to offset taxable income, if any. Specifically, this limitation may arise in the event of a cumulative change in ownership of our company of more than 50% within a three-year period as determined under the Code, which we refer to as an ownership change. Any such annual limitation may significantly reduce the utilization of these NOLs before they expire. Our ability to utilize federal NOLs created prior to the NeoPharm merger is significantly limited. For federal tax purposes, the Section 382 NOL carryforward is limited on an annual basis and begins expiring in 2018.

For state tax purposes, we had approximately $268.1 million of state NOLs at December 31, 2016, all of which relate to Illinois. This $268.1 million of state NOLs excludes $0.6 million of NOLs under ASC Topic 718 that have not been benefitted. Based on projections, we estimate that approximately $266.1 million of these Illinois NOLs will not be utilized. For this reason, we recorded a valuation allowance for the estimated tax benefit relating to this amount, or $20.6 million. The Illinois NOLs began expiring in 2015 if not utilized.

Deferred Income Taxes

The tax effects of temporary differences and carry forwards that give rise to the deferred tax assets and liabilities are comprised of the following as of December 31 (in thousands):

	2016	2015
		(As Revised)
Deferred income tax assets:
NOLs and credits	$27,046	$26,910
Start-up expenditures	2,604	2,896
Stock-based compensation	11,727	8,578
Allowances	1,264	1,581
Expenses currently not deductible for tax purposes	10,652	6,129
Other	1,963	1,142
Gross deferred tax assets	55,256	47,236
Deferred income tax asset valuation allowance	(23,508)	(20,203)
Deferred income tax assets	31,748	27,033
Deferred income tax liabilities:
Federal impact of state taxes	(1,073)	(1,817)
Property and equipment	(6,246)	(6,189)
Prepaid expenses	(1,186)	(1,420)
Net deferred income tax assets	$23,243	$17,607

In assessing the realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We also consider the scheduled reversal of deferred tax liabilities, projected future taxable income or losses, and tax planning strategies in making this assessment. Based upon our current net income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe that, with the exception of the Arizona research and development credit and the Illinois NOL discussed above, the realization of these tax assets is more likely than not. As such, with the exception of the valuation allowance that has been placed on the future tax benefit relating to a portion of our Arizona research and development credit and our Illinois NOLs of $23.5 million, no other valuation allowance exists on our deferred tax assets at December 31, 2016. We have increased the valuation allowance by $3.3 million from December 31, 2015.

Effective Tax Rate Reconciliation:

Our federal statutory tax rate is 35.0%, while our effective tax rate was 9.9% for the year ended December 31, 2016, as set forth below:

	2016	2015	2014
		(As Revised)	(As Revised)

U.S. statutory tax rate	35.0%	35.0%	35.0%
Increase (reduction) of income taxes resulting from:
State income taxes, net of federal benefit	(0.1)%	2.3%	4.1%
Non-deductible litigation expense	3.4%	3.5%	3.2%
Non-deductible and includible items	7.5%	0.7%	0.7%
Non-deductible lobbying expense	8.3%	—	—
Research and other credits	(63.5)%	(5.4)%	(3.6)%
Uncertain tax positions	4.2%	2.7%	1.9%
Domestic manufacturing deduction	(14.6)%	(3.0)%	(0.3)%
Stock based compensation	5.1%	0.4%	0.1%
Tax exempt interest income	(1.5)%	—	—
Other	0.6%	—	—
Change in valuation allowance	25.5%	(0.1)%	—
Total provision for income taxes	9.9%	36.1%	41.1%

The following is a reconciliation of the beginning and ending amounts of unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2016	2015
		(As Revised)

Beginning balance	$8,920	$5,323
Additions based on current year's tax positions	758	3,837
Additions based on prior year's tax positions	122	(240)
Ending balance	$9,800	$8,920

We establish reserves when it is more likely than not that we will not realize the full tax benefit of a position. We had a reserve of $9,800,000 as of December 31, 2016, mostly related to tax credits of $2,610,000, state and local income tax filing positions of $5,412,000, and $1,778,000 of other permanent differences. If recognized, $9.8 million would affect our effective tax rate.

Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statutes of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, we do not anticipate any significant changes to unrecognized tax benefits over the next 12 months. Approximately $706,000 of interest has been included in income taxes and accounted for on the balance sheet related to unrecognized tax positions as of December 31, 2016.

We are currently under examination in the U.S. for tax years 2014 and 2015. Because of NOLs and research credit carryovers, substantially all of our tax years remain open to examination.

11.	Net Income per Share

Basic net income per common share is computed by dividing the net income by the weighted average number of common shares outstanding during the period. The diluted income per share further includes any common shares available to be issued upon exercise of outstanding stock options if such inclusion would be dilutive.

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Years Ended December 31,
	2016	2015	2014
		(As Revised)	(As Revised)
Historical net income per share - Basic
Numerator:
Net income	$7,590	$58,053	$36,054
Denominator:
Weighted average number of common shares outstanding	71,618,793	71,592,581	68,759,070
Basic net income per common share	$0.11	$0.81	$0.52
Historical net income per share - Diluted
Numerator:
Net income	$7,590	$58,053	$36,054
Denominator:
Weighted average number of common shares outstanding	71,618,793	71,592,581	68,759,070
Effect of dilutive stock options	2,527,125	4,115,070	4,576,062
Weighted average number of common shares outstanding	74,145,918	75,707,651	73,335,132
Diluted net income per common share	$0.10	$0.77	$0.49

The calculation of diluted net income per common share excludes the effects of 2,596,324, 1,460,986 and 1,780,372 outstanding stock options for the year ended December 31, 2016, 2015, 2014, respectively, as the impact of these options was anti-dilutive.

12.	Product Lines, Concentration of Credit Risk and Significant Customers

We are engaged in the business of developing and selling pharmaceutical products. In 2016, we have one   product line, SUBSYS®. Our chief operating decision-maker evaluates revenues based on product lines.

The following tables summarize our net revenue by product line, as well as the percentages of revenue by route to market (in thousands):

	Net Revenue by Product Line
	Years Ended December 31,
	2016	2015	2014
		(As Revised)	(As Revised)

Subsys	$242,275	$329,040	$216,497
Dronabinol SG Capsule	—	1,283	2,595
Total net revenue	$242,275	$330,323	$219,092

	Percent of Revenue by Route to Market
	Years Ended December 31,
	2016	2015	2014
Pharmaceutical wholesalers	67%	95%	99%
Specialty pharmaceutical retailers	33%	5%	0%
Generic pharmaceutical distributors	0%	0%	1%
	100%	100%	100%

All our products are sold in the United States of America.

Product shipments to our four largest pharmaceutical wholesaler customers accounted for 17%, 16%, 15% and 14% of total shipments and product shipments to one specialty pharmaceutical retailer accounted for 32% of total shipments for the year ended December 31, 2016. Product shipments to our four largest pharmaceutical wholesaler customers accounted for 32%, 20%, 17% and 14% of total shipments for the year ended December 31, 2015. Product shipments to our four largest pharmaceutical wholesaler customers accounted for 38%, 22%, 14% and 14% of shipments of SUBSYS® for the year ended December 31, 2014. Four pharmaceutical wholesalers’ accounts receivable balances accounted for 36%, 23%, 21% and 13% of gross accounts receivable as of December 31, 2016. Four pharmaceutical wholesalers’ accounts receivable balances accounted for 20%, 19%, 17% and 14% of gross accounts receivable as of December 31, 2015.

Currently, for SUBSYS®, we use one vendor as our sole supplier of the active pharmaceutical ingredient in this product.

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions and generally limit the amount of credit exposure to the amount of FDIC coverage. However, periodically during the year, we maintain cash in financial institutions in excess of the current FDIC insurance coverage limit of $250,000. We are exposed to credit risk in the event of a default by the institutions holding our cash to the extent recorded on the consolidated balance sheet. We perform ongoing credit evaluations of our customers’ financial condition but do not typically require collateral to support customer receivables. We established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

13.	Supplemental Financial Information

A summary of additions and deductions related to the allowances for accounts receivable for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	Balance at Beginning of Year	Charged to Costs and Expenses	Utilization	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2016	$811	$(96)	$(30)	$685
Year ended December 31, 2015	$398	$413	$—	$811
Year ended December 31, 2014	$—	$398	$—	$398
Allowance for sales wholesaler discounts, prompt pay discounts, stocking allowances, and chargebacks:
Year ended December 31, 2016	$7,556	$27,968	$(30,065)	$5,459
Year ended December 31, 2015 (As Revised)	$5,418	$38,036	$(35,898)	$7,556
Year ended December 31, 2014 (As Revised)	$2,748	$22,395	$(19,725)	$5,418

14.	Quarterly Results of Operations (Unaudited)

The following table sets forth a summary of our unaudited quarterly operating results for each of the last eight quarters in the period ended December 31, 2016. We have derived this data from our unaudited condensed consolidated interim financial statements that, in our opinion, have been prepared on substantially the same basis as the audited consolidated financial statements contained elsewhere in this report and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this report. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

As discussed in Note 2, our management concluded that the errors related to the miscalculation of rebate obligations on government payer and managed care contracts in addition to the out-of-period adjustments related to stock option modifications during the three months ended March 31, 2016 and the accounting for tax benefits associated with accrued litigation award and settlements recorded during 2016, were not material to our consolidated financial statements for the years ended December 31, 2015 and 2014. However, to correctly present net revenue in the appropriate period during 2016 and 2015, our unaudited condensed consolidated interim financial statements as of and for the quarters ended September 30, June 30, and March 31, 2016 and 2015 will be restated in Quarterly Reports on Form 10-Q/A to make the necessary accounting adjustments in the corresponding quarterly periods. The adjustments shown below represent the impact of the correction of errors to previously issued unaudited condensed consolidated interim financial information as described in Note 2 (in thousands, except per share data).

	Quarter Ended
	12/31/16	9/30/16	6/30/16	3/31/16
Net revenue - as originally reported	$54,860	$55,180	$67,121	$61,962
Adjustment - prior period underestimation of sales allowances	—	2,593	2,100	(1,541)
Net revenue (As Restated)	$54,860	$57,773	$69,221	$60,421
Gross profit (1) - as originally reported	$45,055	$50,503	$60,848	$57,324
Adjustment - prior period underestimation of sales allowances	—	2,593	2,100	(1,541)
Gross profit (1) (As Restated)	$45,055	$53,096	$62,948	$55,783
Total operating expenses - as originally reported	$48,688	$50,831	$56,504	$55,033
Adjustment - prior period stock option modification	—	—	—	(1,500)
Total operating expenses (As Restated)	$48,688	$50,831	$56,504	$53,533
Income (loss) before income taxes - as originally reported	$(3,341)	$(47)	$4,595	$2,565
Adjustment	—	2,593	2,100	(41)
Income before income taxes (As Restated)	$(3,341)	$2,546	$6,695	$2,524
Income tax expense (benefit) - as originally reported	$311	$(237)	$240	$131
Adjustment	—	(142)	428	103
Income tax expense (benefit) (As Restated)	$311	$(379)	$668	$234
Net income (loss) (2) - as originally reported	$(3,652)	$190	$4,355	$2,434
Adjustment	—	2,735	1,672	(144)
Net income (loss) (2) (As Restated)	$(3,652)	$2,925	$6,027	$2,290
Total comprehensive income (loss) - as originally reported	$(3,880)	$32	$4,425	$2,600
Adjustment	—	2,735	1,672	(144)
Total comprehensive income (loss) (As Restated)	$(3,880)	$2,767	$6,097	$2,456
Net income (loss) per common share:
Basic - as originally reported	$(0.05)	$—	$0.06	$0.03
Adjustment	—	0.04	0.02	0.00
Basic (As Restated)	$(0.05)	$0.04	$0.08	$0.03
Diluted - as originally reported	$(0.05)	$—	$0.06	$0.03
Adjustment	—	0.04	0.02	0.00
Diluted (As Restated)	$(0.05)	$0.04	$0.08	$0.03

	Quarter Ended
	12/31/15	9/30/15	6/30/15	3/31/15
Net revenue - as originally reported	$91,135	$91,259	$77,633	$70,770
Adjustment - prior period underestimation of sales allowances	2,779	(2,742)	2,567	(3,078)
Net revenue (As Restated)	$93,914	$88,517	$80,200	$67,692
Gross profit - as originally reported	$84,668	$83,552	$69,328	$64,395
Adjustment - prior period underestimation of sales allowances	2,779	(2,742)	2,567	(3,078)
Gross profit (As Restated)	$87,447	$80,810	$71,895	$61,317
Total operating expenses - as originally reported	$54,948	$44,431	$57,370	$52,764
Adjustment - prior period stock option modification	1,500	—	—	—
Total operating expenses (As Restated)	$56,448	$44,431	$57,370	$52,764
Income before income taxes - as originally reported	$29,907	$39,212	$12,093	$11,756
Adjustment	1,279	(2,742)	2,567	(3,078)
Income before income taxes (As Restated)	$31,186	$36,470	$14,660	$8,678
Income tax expense - as originally reported	$12,896	$13,084	$4,779	$3,733
Adjustment	147	(1,244)	468	(922)
Income tax expense (As Restated)	$13,043	$11,840	$5,247	$2,811
Net income - as originally reported	$17,011	$26,128	$7,314	$8,023
Adjustment	1,132	(1,498)	2,099	(2,156)
Net income (As Restated)	$18,143	$24,630	$9,413	$5,867
Total comprehensive income - as originally reported	$16,826	$26,178	$7,293	$8,051
Adjustment	1,132	(1,498)	2,099	(2,156)
Total comprehensive income (As Restated)	$17,958	$24,680	$9,392	$5,895
Net income per common share:
Basic - as originally reported	$0.24	$0.36	$0.10	$0.11
Adjustment	0.01	(0.02)	0.03	(0.03)
Basic (As Restated)	$0.25	$0.34	$0.13	$0.08
Diluted - as originally reported	$0.22	$0.34	$0.10	$0.11
Adjustment	0.02	(0.02)	0.02	(0.03)
Diluted (As Restated)	$0.24	$0.32	$0.12	$0.08

(1)	The fourth quarter of 2016 includes an allowance of $5,800,000 for excess and obsolete SUBSYS® inventory.
(2)	The fourth quarter of 2016 includes charges related to litigation award and settlements of $3,900,000.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that because of a material weakness in our internal control over financial reporting, as further described below, our disclosure controls and procedures were not effective as of December 31, 2016.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on our assessment using those criteria, our management identified material weaknesses in our internal controls over financial reporting. Specifically, we did not have effective policies and procedures, or timely and effective reviews by personnel at an appropriate level, for accounting for the rebates component of our product sales allowances and the allowance for excess and obsolete inventory in accordance with U.S. GAAP. We did not have controls designed to validate the completeness and accuracy of underlying data used in the determination of these significant estimates. Overall the management in the finance and accounting group did not display adequate tone at the top with respect to judgment and rigor required to resolve the accounting for the rebates component of our product sales allowances and the allowance for excess and obsolete inventory matters. As a result, we concluded that our internal control over financial reporting was not effective as of December 31, 2016.

Our independent registered public accounting firm, BDO USA, LLP, has audited the effectiveness of our internal controls over financial reporting as of December 31, 2016, as stated in its audit report which is included herein.

Previously Reported Material Weakness Relating to Stock Option Awards

As previously reported, we did not have effective policies and procedures, and effective reviews by personnel at an appropriate level, for accounting for stock option awards in accordance with U.S. GAAP. Specifically, the design of our control relating to the review of stock option award exercises (the “review control”) was not modified in light of the complex nature of the accounting for modifications resulting in accelerating vesting. The control deficiency did not result in a material misstatement in the consolidated financial statements; however, we previously concluded a material weakness existed in the controls in 2015 over the accounting for stock option awards because such a misstatement could have occurred.

With the oversight of our audit committee, we took corrective steps during 2016 to remediate the underlying causes of the material internal control weakness relating to the review of stock option award exercises. The corrective steps we have taken, which are intended to ensure that we have effective policies and procedures, and effective reviews by personnel at an appropriate level, for accounting for stock option awards in accordance with U.S. GAAP, include:

•	We added an experienced director of SEC reporting and compliance during 2016 and will continue to evaluate the structure of the finance organization and add resources as needed.
•

We redesigned the “review control” over the accounting for stock option award modifications. The redesigned control includes the timely review and documentation of all modified awards by personnel with U.S. GAAP and public company accounting experience.

As of December 31, 2016, we have completed documentation and implementation of the new and revised internal controls described above. After completing our testing of the design and operating effectiveness of this new procedure, we concluded that the above identified material weakness relating to the review of stock option award exercises in our internal controls over financial reporting has now been fully remediated.

Change in Internal Controls Over Financial Reporting

During the quarterly period ending December 31, 2016, we identified a material weakness in our internal control over financial reporting regarding the accounting for product sales allowances and the allowance for excess and obsolete inventory. Other than remediating the previously disclosed material weakness related to accounting for stock option awards described above, there were no other changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Insys Therapeutics, Inc.

Chandler, Arizona

We have audited Insys Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in or Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Insys Therapeutics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses regarding management’s failure to design and maintain controls over the accounting for the rebate component of the Company’s product sales allowances and the allowance for excess and obsolete inventory have been identified and described in management’s assessment. Overall the management in the finance and accounting group did not display adequate tone at the top with respect to judgment and rigor required to resolve the accounting for the rebates component of the Company’s product sales allowances and the allowance for excess and obsolete inventory matters. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 financial statements, and this report does not affect our report dated March 31, 2017 on those financial statements.

In our opinion, Insys Therapeutics, Inc. did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Insys Therapeutics, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 31, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Phoenix, Arizona

March 31, 2017

Item 5.02Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain officers.

ITEM 9B.	OTHER INFORMATION

On February 20, 2017, the Compensation Committee of our Board of Directors approved a 2017 Corporate Annual Cash Bonus Plan (the “Bonus Plan”) for the Company with parameters related to the payment of bonuses established for corporate employees including our named executive officers, Dr. Santosh Vetticaden, Darryl S. Baker and Franc Del Fosse.  While the Compensation Committee determined that it would approve specific goals and objectives at a later date, the Bonus Plan sets forth a bonus component distribution providing that each of the above mentioned named executive officers’ bonus will be distributed 70% on Company performance and 30% on individual performance, at target level.  The bonus of the Company’s President and Chief Executive Officer (the “CEO”), who will commence employment in mid-April, will be distributed 90% on the Company’s performance and 10% on the individual performance, at target level; provided that separate from this Bonus Plan the CEO’s offer included a guarantee of a cash bonus for the fiscal year ended December 31, 2017 of a minimum of 80% ($540,000) of his annual base salary.  The Bonus Plan also sets forth a bonus pay-out matrix which establishes that once goals are set, named executive officers may earn a threshold (80% of their bonus potential), target (100% of their bonus potential) and maximum (150% of their bonus potential) based upon the achievement of the combination of Company and individual goals.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after our year ended December 31, 2016 in connection with our 2017 Annual Meeting of Stockholders, or the 2017 Proxy Statement, and is incorporated herein by reference.

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

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included in the 2017 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in the 2017 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the 2017 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the 2017 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	Documents filed as part of this report.
(1)	Financial Statements. The consolidated financial statements listed on the index to Part II Item 8 of this Annual Report on Form 10-K are filed as a part of this Annual Report.
(2)

Financial Statement Schedules. All financial statement schedules have been omitted since the information is either not applicable or required or is included in the consolidated financial statements or notes thereof.

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

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger Among the Registrant, Insys Therapeutics, Inc. and ITNI Merger Sub Inc. dated October 29, 2010 (1)

3.1	Registrant’s Amended and Restated Certificate of Incorporation (2)

3.2	Registrant’s Amended and Restated Bylaws (3)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (4)

4.1	Form of Common Stock Certificate of the Registrant (19)

4.2	Rights Agreement, dated August 15, 2014 between the Insys Therapeutics, Inc. and Computershare Trust Company, N.A. (5)

10.1+	Form of Indemnity Agreement by and between the Registrant and its directors and officers (6)

10.2+	Insys Therapeutics, Inc. 2006 Equity Incentive Plan, as amended (7)

10.3+	Insys Pharma, Inc. Amended and Restated Equity Incentive Plan (8)

10.4+	2013 Equity Incentive Plan and Form of Stock Option Grant Notice and Form of Stock Option Agreement thereunder (9)

10.5+	2013 Employee Stock Purchase Plan (10)

10.6+	Amended and Restated Employment Agreement by and between the Registrant and Michael Babich dated April 18, 2013 (11)

10.7+	Employment Agreement by and between the Registrant and Darryl Baker dated April 18, 2013 (12)

10.8Ω	Softgel Commercial Manufacturing and Packaging Agreement dated as of March 21, 2011 by and between the Registrant and Catalent Pharma Solutions, LLC (13)

10.9Ω	First Amendment to Softgel Commercial Manufacturing and Packaging Agreement dated as of March 5, 2012 by and between the Registrant and Catalent Pharma Solutions, LLC (14)

10.10Ω	Manufacturing Agreement dated as of March 7, 2011 by and between the Registrant and DPT Lakewood, LLC (15)

10.11Ω	Letter Agreement dated April 23, 2012, amending the DPT Lakewood, LLC Manufacturing Agreement dated as of March 7, 2011 (16)

10.12Ω	Amended and Restated Supply, Development & Exclusive Licensing Agreement dated as of October 30, 2015 by and between the Registrant and AptarGroup, Inc.

10.13	Amendment to Manufacturing and Supply Agreement, dated as of July 14, 2016 by and between the Registrant and DPT Lakewood, LLC (22)

10.14+	Non-Employee Director Compensation Policy (17)

10.15+	Employment Offer Statement effective January 31, 2014 by and between Registrant and Franc Del Fosse. (18)

10.17+*	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Grant Agreement thereunder

21.1*	Subsidiaries of the Registrant

23.1*	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

Exhibit Number	Description of Document

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*

Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as Exhibit 2.1 to the Company’s Form S-1 Registration Statement (No. 333-173154) on March 30, 2011.
(2)	Previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014.
(3)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2016.
(4)	Previously filed as 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 18, 2014.
(5)	Previously filed as 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 18, 2014.
(6)	Previously filed as Exhibit 10.1 to the Company’s Form S-1 Registration Statement (No. 333-173154) on March 30, 2011.
(7)	Previously filed as Exhibit 10.3 to the Company’s Form S-1 Registration Statement (No. 333-173154) on March 30, 2011.
(8)	Previously filed as Exhibit 10.4 to the Company’s Form S-1 Registration Statement (No. 333-173154) on March 30, 2011.
(9)	Previously filed as Exhibit 99.3 to the Company’s Form S-8 Registration Statement (No. 333-188306) on May 2, 2013.
(10)	Previously filed as Exhibit 99.4 to the Company’s Form S-8 Registration Statement (No. 333-188306) on May 2, 2013.
(11)	Previously filed as Exhibit 10.6 to the Company’s Form S-1 Registration Statement (No. 333-173154) on April 25, 2013.
(12)	Previously filed as Exhibit 10.8 to the Company’s Form S-1 Registration Statement (No. 333-173154) on April 25, 2013.
(13)	Previously filed as Exhibit 10.12 to the Company’s Form S-1 Registration Statement (No. 333-173154) on July 15, 2011.
(14)	Previously filed as Exhibit 10.13 to the Company’s Form S-1 Registration Statement (No. 333-173154) on February 27, 2013.
(15)	Previously filed as Exhibit 10.16 to the Company’s Form S-1 Registration Statement (No. 333-173154) on February 27, 2013.
(16)	Previously filed as Exhibit 10.17 to the Company’s Form S-1 Registration Statement (No. 333-173154) on February 27, 2013.
(17)	Previously filed as Exhibit 10.22 to the Company’s Form S-1 Registration Statement (No. 333-173154) on April 15, 2013.
(18)	Previously filed as 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014.
(19)	Previously filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

(20)	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2017.

Insys Therapeutics, Inc.

By	/s/ Dr. Santosh Vetticaden
Dr. Santosh Vetticaden
Interim Chief Executive Officer and Chief Medical Officer
(Principal Executive Officer)

By	/s/ Darryl S. Baker
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

Signature	Title	Date

/s/ Dr. Santosh Vetticaden	Interim Chief Executive Officer and Chief Medical Officer	March 31, 2017
Dr. Santosh Vetticaden

/s/ Darryl S. Baker	Chief Financial Officer	March 31, 2017
Darryl S. Baker

/s/ Patrick P. Fourteau	Director	March 31, 2017
Patrick P. Fourteau

/s/ Steven Meyer	Director	March 31, 2017
Steven Meyer

/s/ Brian Tambi	Director	March 31, 2017
Brian Tambi

/s/ Pierre Lapalme	Director	March 31, 2017
Pierre Lapalme

/s/ Theodore H. Stanley, M.D.	Director	March 31, 2017
Theodore H. Stanley, M.D.

/s/ Dr. John N. Kapoor	Director	March 31, 2017
Dr. John N. Kapoor