Form 10-Q/A
period 2016-03-31
Insys Therapeutics, Inc.
filed 2017-04-07
CIK 1516479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2016, the registrant had 71,546,491 shares of Common Stock ($0.01 par value) outstanding.

Explanatory Note

Overview

Insys Therapeutics, Inc. (“we,” “us,” and “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (the “Amended Form 10-Q”) to restate and amend our previously issued, unaudited condensed consolidated financial statements and related financial information as of March 31, 2016 and 2015 and for the three month periods ended March 31, 2016 and 2015, which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 5, 2016 (the “Original Form 10-Q”).

As discussed in further detail below and in Note 1 to the accompanying unaudited condensed consolidated financial statements, the restatement is the result of our misapplication of the guidance on accounting for revenue recognition related to accounting for rebate obligations on government payer and managed care contracts. In addition, we had previously recorded an out-of-period adjustment during the three months ended March 31, 2016. We assessed the impact of these errors on our prior period unaudited condensed consolidated financial statements and concluded that the impact was material to these unaudited condensed consolidated financial statements. Consequently, we have restated the prior period unaudited condensed consolidated financial statements identified above.

Background

On March 15, 2017, we issued a press release announcing that the Audit Committee of our Board of Directors was conducting an independent review of our processes related to estimation of, and increases to, certain sales allowances recorded during 2016. The Audit Committee determined, upon the recommendation of our management, that we had miscalculated our rebate obligation on government payer and managed care contracts. We also reversed an out-of-period adjustment related to a stock option modification previously recorded during the three months ended March 31, 2016 that related to the fourth quarter of 2015. This resulted in a decrease in operating expenses of $1,500,000 for the three months ended March 31, 2016 and a corresponding increase in operating expenses during the three months ended December 31, 2015.

The errors were not material to our consolidated financial statements for the year ended December 31, 2015. However, the impact of these errors was material to these unaudited condensed consolidated financial statements. To correctly present net revenue and operating expenses in the appropriate periods during 2016 and 2015, our unaudited condensed consolidated financial statements as of and for the quarters ended September 30, June 30, and March 31, 2016 and 2015 will be restated to make the necessary accounting adjustments.

Items Amended in this Amended Form 10-Q

For reasons discussed above, we are filing this Amended Form 10-Q in order to amend the following items in our Original Form 10-Q to the extent necessary to reflect the adjustments discussed above and restate corresponding financial data cited elsewhere in this Amended Form 10-Q:

•	Part I, Item 1. Unaudited Financial Statements

•	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Part I, Item 4. Controls and Procedures

In accordance with applicable SEC rules, this Amended Form 10-Q includes new certifications required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Subsequent to filing of the Original Form 10-Q, our former Chief Executive Officer resigned. Accordingly, these certifications are signed by our Interim Chief Executive Officer and our Chief Financial Officer dated as of the date of filing this Amended Form 10-Q.

This Amended Form 10-Q amends and restates in its entirety each section of the Original Form 10-Q impacted as a result of the restatement and includes certain restated information for the three month periods ended March 31, 2016 and 2015. Each section that has been restated is noted in Note 1 to the financial statements. This Amended Form 10-Q has not been updated to reflect events occurring after May 5, 2016, the date of the filing of the Original Form 10-Q. Therefore, this Amended Form 10-Q should be read in conjunction with filings we have made with the SEC subsequent to May 5, 2016.

Restatement of Other Financial Statements

In addition to the restated financial information for the three month periods ended March 31, 2016 and 2015, included in this Amended Form 10-Q, we are restating our unaudited condensed consolidated financial statements and related disclosures for the periods ended June 30, 2016 and 2015, and September 30, 2016 and 2015. Concurrently with this filing, we are filing the following amended Quarterly Reports on Form 10-Q/A with respect to these periods to address the corrections:

•

Form 10-Q/A for the quarter ended June 30, 2016, which contains restated unaudited condensed consolidated financial statements and related disclosures for the three and six month periods ended June 30, 2016 and 2015.

•

Form 10-Q/A for the quarter ended September 30, 2016, which contains restated unaudited condensed consolidated financial statements and related disclosures for the three and nine month periods ended September 30, 2016 and 2015.

Our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”) included revised audited results as of and for the years ended December 31, 2015 and 2014, as well as restated unaudited condensed consolidated financial information for the quarterly periods in 2016 and 2015. Our consolidated financial statements as of and for the years ended December 31, 2015 and 2014 included in the 2016 Form 10-K have been revised from the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Disclosure Controls and Procedures

Based on our evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), our management concluded that, as of March 31, 2016, our internal control over financial reporting was not effective because of the identification of an additional material weakness in the design and operation of our internal control over financial reporting relating specifically to the lack of effective policies and procedures, or timely and effective reviews by personnel at an appropriate level, for accounting for the rebates component in our product sales allowances in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). We did not have controls designed to validate the completeness and accuracy of underlying data used in the determination of these significant estimates. Overall, the management in the finance and accounting group did not display adequate tone at the top with respect to judgment and rigor required to resolve the accounting for the rebates component of our product sales allowances. For a discussion of management’s consideration of the material weakness identified, see Part I, Item 4: Controls and Procedures included in this Amended Form 10-Q.

INSYS THERAPEUTICS, INC.

FORM 10-Q/A

FORM 10-Q/A

GLOSSARY OF TERMS

The following glossary provides definitions for certain acronyms and terms used in our periodic filings with the United States Securities and Exchange Commission, including this Quarterly Report on Form 10-Q/A. These acronyms and terms are specific to our company, commonly used in our industry, or are otherwise frequently used throughout our filings, including this document.

Abbreviated Term	Defined Term

ANDA	Abbreviated New Drug Application
API	Active pharmaceutical ingredient
Aptar	AptarGroup, Inc.
ATRA	American Taxpayer Relief Act of 2012
AUC	Area under the curve
AVC	Assurance of Voluntary Compliance
BTCP	Breakthrough cancer pain
Catalent	Catalent Pharma Solutions, LLC
CBD	Synthetic cannabidiol
cGMP	Current Good Manufacturing Practices
CID	Civil Investigative Demand
CINV	Chemotherapy-induced nausea and vomiting
CMS	Centers for Medicare & Medicaid Services
CRO	Contract Research Organization
CSA	Federal Controlled Substances Act of 1970
DEA	U.S. Drug Enforcement Administration
DPT	DPT Lakewood, LLC
ERP	Enterprise Resource Planning
ESI	Express Scripts, Inc.
FDA	U.S. Food and Drug Administration
FDCA	Federal Food, Drug, and Cosmetic Act
FSS	Federal Supply Schedule
GAAP	Generally Accepted Accounting Principles
GAO	Government Accountability Office
GCP	Good Clinical Practices
GI	Gastrointestinal
GLP	Good Laboratory Practices
HHS	U.S. Department of Health and Human Services
HIPAA	Health Insurance Portability and Accountability Act of 1996
HITECH	Health Information Technology for Economic and Clinical Health Act of 2009
IMS	IMS Health
IND	Investigational New Drug Application
Insys Pharma	Insys Pharma, Inc.
Insys Therapeutics	Insys Therapeutics, Inc.
IPO	Initial public offering
IPR	Inter Partes Review
IRB	Institutional Review Board
JOBS Act	Jumpstart Our Business Startups Act of 2012
MMA	Medicare Prescription Drug, Improvement, and Modernization Act of 2003
Mylan	Mylan Pharmaceuticals, Inc.
NDA	New Drug Application
NeoPharm	NeoPharm, Inc.
NOL	Net operating loss carryforward
NRV	Net Realizable Value
NSAID	Non-steroidal anti-inflammatory drug
Orange Book	FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations
ODOJ	Oregon Department of Justice

PBM	Pharmacy Benefit Managers
PDEs	Prescription Drug Events
PDMA	Prescription Drug Marketing Act
PDUFA	Prescription Drug User Fee Act
PK	Pharmacokinetics
PPACA	Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010
QSR	FDA’s Quality System Regulation
REMS	Risk Evaluation and Mitigation Strategy
RLD	Reference listed drug
SEC	U.S. Securities and Exchange Commission
THC	Delta-9-tetrahydrocannabinol
TIRF	Transmucosal immediate-release fentanyl
TIRF REMS	Transmucosal immediate release fentanyl risk evaluation and mitigation strategy
USAO	United States Attorney Office
USPTO	United States Patent and Trademark Office
VC	Vomiting center

PART I: FINANCIAL INFORMATION

ITEM 1.	UNAUDITED FINANCIAL STATEMENTS

INSYS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2016 (unaudited)	December 31, 2015	March 31, 2015 (unaudited)
	(As Restated)		(As Restated)
Assets
Current Assets:
Cash and cash equivalents	$73,820	$79,515	$70,074
Short-term investments	89,808	79,576	31,386
Accounts receivable, net of allowances of $4,781, $8,367 and 8,333 at March 31, 2016, December 31, 2015 and March 31, 2015, respectively	20,663	47,272	31,617
Inventories, net	32,241	41,715	35,236
Prepaid expenses and other current assets	4,077	3,973	5,982

Total current assets	220,609	252,051	174,295
Property and equipment, net	39,618	38,382	33,846
Long-term investments	36,443	43,219	22,891
Deferred income tax assets, net	18,192	17,607	13,635
Other assets	11,165	26	3,518

Total assets	$326,027	$351,285	$248,185

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$24,590	$35,611	$28,434
Accrued compensation	7,239	10,225	7,009
Accrued sales allowances	29,742	35,033	21,326
Accrued litigation award and settlements	9,567	9,567	8,144

Total current liabilities	71,138	90,436	64,913
Uncertain income tax position	7,390	8,544	3,736

Total liabilities	78,528	98,980	68,649

Commitments and contingencies (Note 6)	—	—	—

Stockholders’ Equity:
Preferred stock (par value $0.01 per share; 10,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2016, December 31, 2015 and March 31, 2015, respectively)	—	—	—
Common stock (par value $0.01 per share; 100,000,000 shares authorized; 71,532,258, 71,907,858 and 71,337,170 shares issued and outstanding as of March 31, 2016, December 31, 2015 and March 31, 2015, respectively)	715	719	713
Additional paid in capital	239,427	246,685	225,952
Unrealized gain (loss) on available-for-sale securities	14	(152)	4
Notes receivable from stockholders	(21)	(21)	(21)
Retained earnings (accumulated deficit)	7,364	5,074	(47,112)

Total stockholders’ equity	247,499	252,305	179,536

Total liabilities and stockholders’ equity	$326,027	$351,285	$248,185

See accompanying notes to unaudited condensed consolidated financial statements.

INSYS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2016	2015
	(As Restated)
Net revenue	$60,421	$67,692
Cost of revenue	4,638	6,375

Gross profit	55,783	61,317

Operating expenses:
Sales and marketing	19,800	20,916
Research and development	19,035	10,602
General and administrative	14,698	13,246
Charges related to litigation award and settlements	—	8,000

Total operating expenses	53,533	52,764

Operating income	2,250	8,553

Other income:
Interest income	225	125
Other income, net	49	—

Total other income	274	125

Income before income taxes	2,524	8,678
Less: income tax expense	234	2,811

Net income	2,290	5,867
Unrealized gain on available-for-sale securities	166	28

Total comprehensive income	$2,456	$5,895

Net income per common share:
Basic	$0.03	$0.08

Diluted	$0.03	$0.08

Weighted average common shares outstanding
Basic	71,592,089	70,916,828

Diluted	74,462,878	74,918,318

See accompanying notes to unaudited condensed consolidated financial statements.

INSYS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(unaudited)

				Unrealized	Notes
			Additional	Gain (Loss) on	Receivable
	Common Stock		Paid in	Available-For-Sale	From	Retained
	Shares	Amount	Capital	Securities	Stockholders	Earnings	Total
Balance at December 31, 2015	71,907,858	$719	$246,685	$(152)	$(21)	$5,074	$252,305
Exercise of stock options	265,325	2	1,308	—	—	—	1,310
Excess tax benefits on stock options and awards	—	—	653	—	—	—	653
Stock based compensation - stock options and awards	—	—	4,126	—	—	—	4,126
Unrealized gain on available-for-sale securities	—	—	—	166	—	—	166
Repurchase of common stock	(640,925)	(6)	(13,345)	—	—	—	(13,351)
Net income	—	—	—	—	—	2,290	2,290

Balance at March 31, 2016 (As Restated)	71,532,258	$715	$239,427	$14	$(21)	$7,364	$247,499

				Unrealized	Notes
			Additional	Gain (Loss) on	Receivable
	Common Stock		Paid in	Available-For-Sale	From	Accumulated
	Shares	Amount	Capital	Securities	Stockholders	Deficit	Total
Balance at December 31, 2014	70,702,688	$707	$215,507	$(24)	$(21)	$(52,979)	$163,190
Exercise of stock options	634,482	6	3,124	—	—	—	3,130
Excess tax benefits on stock options and awards	—	—	3,601	—	—	—	3,601
Stock based compensation - stock options and awards	—	—	3,720	—	—	—	3,720
Unrealized gain on available-for-sale securities	—	—	—	28	—	—	28
Net income	—	—	—	—	—	5,867	5,867

Balance at March 31, 2015 (As Restated)	71,337,170	$713	$225,952	$4	$(21)	$(47,112)	$179,536

See accompanying notes to unaudited condensed consolidated financial statements.

INSYS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015
	(As Restated)
Cash flows from operating activities:
Net income	$2,290	$5,867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,527	1,175
Stock-based compensation	4,126	3,720
Deferred income tax benefit	(585)	(942)
Loss on disposal of assets	—	41
Excess tax benefits on stock options and awards	(653)	(3,601)
Amortization of investment discount	569	194
Changes in operating assets and liabilities:
Accounts receivable	26,609	(8,115)
Inventories	(1,665)	(1,079)
Prepaid expenses and other current assets	(104)	(214)
Accounts payable, accrued expenses and other current liabilities	(19,799)	11,806
Accrued litigation award and settlements	—	8,000

Net cash provided by operating activities	12,315	16,852

Cash flows from investing activities:
Purchase of investments	(22,574)	(10,469)
Proceeds from sales of investments	2,108	—
Proceeds from maturities of investments	16,607	4,045
Purchases of property and equipment	(2,763)	(5,191)

Net cash used in investing activities	(6,622)	(11,615)

Cash flows from financing activities:
Excess tax benefits on stock options and awards	653	3,601
Proceeds from exercise of stock options	1,310	3,130
Repurchase of common stock	(13,351)	—

Net cash (used in) provided by financing activities	(11,388)	6,731

Change in cash and cash equivalents	(5,695)	11,968

Cash and cash equivalents, beginning of period	79,515	58,106

Cash and cash equivalents, end of period	$73,820	$70,074

Supplemental cash flow disclosures:
Cash paid for interest expense	$—	$—

Cash paid for income taxes	$—	$—

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

Restatement of Financial Statements

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q (the “Amended Form 10-Q”) to restate and amend our previously issued, unaudited condensed consolidated financial statements and related financial information as of March 31, 2016 and 2015 and for the quarters ended March 31, 2016 and 2015, which was originally filed with the U.S. Securities and Exchange Commission on May 5, 2016 (the “Original Form 10-Q”).

The restatement is the result of a misapplication of the accounting guidance in Accounting Standards Codification (“ASC”) No. 605, “Revenue Recognition” related to accounting for rebate obligations on government payer and managed care contracts. We also reversed an out-of-period adjustment related to a stock option modification previously recorded during the three months ended March 31, 2016 that related to the fourth quarter of 2015. This resulted in a decrease in operating expenses of $1,500,000 for the three months ended March 31, 2016 and a corresponding increase in operating expenses during the three months ended December 31, 2015. We assessed the impact of these errors on our prior unaudited condensed consolidated financial statements and concluded that the impact was material to these unaudited condensed consolidated financial statements. In order to correctly present net revenue and operating expenses in the appropriate periods during 2016 and 2015, we have restated the unaudited condensed consolidated financial information included herein.

We also reclassified certain prior period amounts to conform with current period presentation.

Effects of Restatement on Previously Filed March 31, 2016 Form 10-Q

The effect of the restatement on the previously filed unaudited condensed consolidated balance sheets as of March 31, 2016 and 2015 is as follows, in thousands:

	March 31, 2016				March 31, 2015
	As Reported	Reclassification Adjustments	Restatement Adjustments	As Restated	As Reported	Reclassification Adjustments	Restatement Adjustments	As Restated
Accounts receivable, net	$20,963	$(300)	$—	$20,663	$34,176	$(2,559)	$—	$31,617
Prepaid expenses and other current assets	3,918	(1,156)	1,315	4,077	2,734	2,559	689	5,982
Deferred income tax assets, net	—	—	—	—	8,479	(8,479)	—	—
Total current assets	220,750	(1,456)	1,315	220,609	182,085	(8,479)	689	174,295
Deferred income tax assets, net	17,046	—	1,146	18,192	4,874	8,479	282	13,635
Total assets	325,022	(1,456)	2,461	326,027	247,214	—	971	248,185
Accounts payable and accrued expenses	25,746	(1,156)	—	24,590	36,578	(8,144)	—	28,434
Accrued sales allowances	24,994	(300)	5,048	29,742	15,215	—	6,111	21,326
Accrued litigation award and settlements	9,567	—	—	9,567	—	8,144	—	8,144
Total current liabilities	67,546	(1,456)	5,048	71,138	58,802	—	6,111	64,913
Uncertain income tax position	7,481	—	(91)	7,390	3,778	—	(42)	3,736
Total liabilities	75,027	(1,456)	4,957	78,528	62,580	—	6,069	68,649
Additional paid in capital	239,433	—	(6)	239,427	227,327	(356)	(1,019)	225,952
Retained earnings (accumulated deficit)	9,854	—	(2,490)	7,364	(43,033)	—	(4,079)	(47,112)
Total stockholders’ equity	249,995	—	(2,496)	247,499	184,634	—	(5,098)	179,536
Total liabilities and stockholders’ equity	$325,022	$(1,456)	$2,461	$326,027	$247,214	$—	$971	$248,185

The effect of the restatement on the previously filed unaudited condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2016 and 2015 is as follows, in thousands (except share and per share data):

	Three Months Ended March 31, 2016				Three Months Ended March 31, 2015
	As Reported	Reclassification Adjustments	Restatement Adjustments	As Restated	As Reported	Reclassification Adjustments	Restatement Adjustments	As Restated
Net revenue	$61,962	$—	$(1,541)	$60,421	$70,770	$—	$(3,078)	$67,692
Gross profit	57,324	—	(1,541)	55,783	64,395	—	(3,078)	61,317
Research and development expenses	20,535	—	(1,500)	19,035	10,602	—	—	10,602
Total operating expenses	55,033	—	(1,500)	53,533	52,764	—	—	52,764
Operating income	2,291	—	(41)	2,250	11,631	—	(3,078)	8,553
Income before income taxes	2,565	—	(41)	2,524	11,756	—	(3,078)	8,678
Less: income tax expense	131	—	103	234	3,733	—	(922)	2,811
Net income	2,434	—	(144)	2,290	8,023	—	(2,156)	5,867
Total comprehensive income	$2,600	—	$(144)	$2,456	$8,051	—	$(2,156)	$5,895
Net income per common share:
Basic	$0.03	$—	$—	$0.03	$0.11	$—	$(0.03)	$0.08
Diluted	$0.03	$—	$—	$0.03	$0.11	$—	$(0.03)	$0.08

The effect of the restatement on the previously filed unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2016 and 2015 is as follows, in thousands:

	Three Months Ended March 31, 2016				Three Months Ended March 31, 2015
	As Reported	Reclassification Adjustments	Restatement Adjustments	As Restated	As Reported	Reclassification Adjustments	Restatement Adjustments	As Restated
Net income	$2,434	$—	$(144)	$2,290	$8,023	$—	$(2,156)	$5,867
Stock-based compensation	5,626	—	(1,500)	4,126	3,720	—	—	3,720
Deferred income tax benefit, net	(715)	—	130	(585)	(1,140)	—	198	(942)
Excess tax benefits on stock options and awards	(108)	—	(545)	(653)	(4,069)	3	465	(3,601)
Amortization of investment (premium) discount	—	569	—	569	—	194	—	194
Change in accounts receivable	27,496	(887)	—	26,609	(7,632)	(483)	—	(8,115)
Change in inventories	9,474	(11,139)	—	(1,665)	(455)	(624)	—	(1,079)
Change in prepaid expenses and other current assets	(11,083)	12,294	(1,315)	(104)	(666)	1,107	(655)	(214)
Change in accounts payable, accrued expenses and other current liabilities	(22,361)	(267)	2,829	(19,799)	17,197	(8,004)	2,613	11,806
Change in accrued litigation award and settlements	—	—	—	—	—	8,000	—	8,000
Net cash provided by operating activities	12,290	570	(545)	12,315	16,194	193	465	16,852
Purchase of investments	(3,289)	(19,285)	—	(22,574)	(6,602)	(3,867)	—	(10,469)
Proceeds from sales of investments	—	2,108	—	2,108	371	(371)	—	—
Proceeds from maturity of investments	—	16,607	—	16,607	—	4,045	—	4,045
Purchases of property and equipment	(2,763)	—	—	(2,763)	(5,191)	—	—	(5,191)
Net cash used in investing activities	(6,052)	(570)	—	(6,622)	(11,422)	(193)	—	(11,615)
Excess tax benefits on stock options and awards	108	—	545	653	4,069	(3)	(465)	3,601
Proceeds from exercise of stock options	1,310	—	—	1,310	3,127	3	—	3,130
Net cash (used in) provided by financing activities	$(11,933)	$—	$545	$(11,388)	$7,196	$—	$(465)	$6,731

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

Investments consisted of the following at March 31, 2016 (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Other- Than- Temporary Impairment Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$53,683	$—	$—	$—	$53,683	$53,683	$—	$—
Money market securities	19,003	—	—	—	19,003	19,003	—	—
Certificates of deposit	29,523	—	—	—	29,523	—	19,642	9,881
Marketable securities:
Corporate securities	29,374	13	(16)	—	29,371	175	24,259	4,937
Federal agency securities	18,053	3	(10)	—	18,046	899	10,396	6,751
Municipal securities	50,421	36	(12)	—	50,445	60	35,511	14,874

Total marketable securities	97,848	52	(38)	—	97,862	1,134	70,166	26,562

	$200,057	$52	$(38)	$—	$200,071	$73,820	$89,808	$36,443

Investments consisted of the following at December 31, 2015 (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Other- Than- Temporary Impairment Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$55,987	$—	$—	$—	$55,987	$55,987	$—	$—
Money market securities	20,373	—	—	—	20,373	20,373	—	—
Certificates of deposit	26,223	—	—	—	26,223	—	16,637	9,586
Marketable securities:
Corporate securities	27,186	—	(68)	—	27,118	1,621	19,181	6,316
Federal agency securities	18,823	—	(65)	—	18,758	—	10,129	8,629
Municipal securities	53,870	16	(35)	—	53,851	1,534	33,629	18,688

Total marketable securities	99,879	16	(168)	—	99,727	3,155	62,939	33,633

	$202,462	$16	$(168)	$—	$202,310	$79,515	$79,576	$43,219

The amortized cost and estimated fair value of the marketable securities at March 31, 2016, by maturity, are shown below (in thousands):

	March 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Marketable securities:
Due in one year or less	$71,310	$71,300	$66,148	$66,094
Due after one year through 5 years	26,538	26,562	33,731	33,633
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	—	—

	$97,848	$97,862	$99,879	$99,727

The following table shows the gross unrealized losses and the fair value of our investments, with unrealized losses that are not deemed to be other-than-temporarily impaired aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2016 (in thousands):

	March 31, 2016				December 31, 2015
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Marketable securities:
Corporate securities	$16,945	$(16)	$—	$—	$25,137	$(68)	$—	$—
Federal agency securities	9,408	(10)	—	—	18,759	(65)	—	—
Municipal securities	15,872	(12)	—	—	22,981	(35)	—	—

	$42,225	$(38)	$—	$—	$66,877	$(168)	$—	$—

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

Our investments measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at March 31, 2016 and December 31, 2015 were as follows (in thousands):

	Fair Value Measurement at Reporting Date
	March 31, 2016	Quoted Prices in active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
Corporate securities	$29,371	$—	$29,371	$—
Federal agency securities	18,046	—	18,046	—
Municipal securities	50,445	—	50,445	—

Total assets measured at fair value	$97,862	$—	$97,862	$—

	Fair Value Measurement at Reporting Date
	December 31, 2015	Quoted Prices in active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
Corporate securities	$27,118	$—	$27,118	$—
Federal agency securities	18,758	—	18,758	—
Municipal securities	53,851	—	53,851	—

Total assets measured at fair value	$99,727	$—	$99,727	$—

5.	Inventories

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

The components of inventories, net of allowances, are as follows (in thousands):

	March 31, 2016	December 31, 2015
Finished goods	$30,089	$28,216
Work-in-process	6,262	7,018
Raw materials and supplies	7,029	6,481

Total inventories	43,380	41,715
Less: non-current finished goods	(11,139)	—

	$32,241	$41,715

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

In connection with the investigation by the ODOJ we have entered into a settlement agreement with the ODOJ referred to as an AVC, and have made monetary payments totaling approximately $1,100,000. The AVC requires us to maintain certain controls and processes around our promotional and sales activity related to Subsys in Oregon. This AVC expressly provides that we do not admit any violation of law or regulation. This settlement was reached as result of our cooperation with the ODOJ’s investigation and after producing documents in response to certain CIDs and related requests for information from the ODOJ. All monetary payments in connection with this settlement were made prior to December 31, 2015.

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

On June 8, 2015, the court issued findings of fact and conclusions of law in its final trial ruling. Specifically, the court found (i) in favor of Insys Pharma, our majority stockholder, a private trust and four of the Insys Pharma directors who were on the board in July 2008 on plaintiffs’ claim for breach of fiduciary duty arising out of transactions the board approved in July 2008, (ii) found in favor of plaintiffs and against Insys Pharma, Inc., our majority stockholder, a private trust and three of the Insys Pharma directors who were on the board in June 2009 on plaintiffs’ claims under Delaware law and for breach of fiduciary duties arising out of the reverse stock split the board approved in June 2009 in the amount of $7,317,450, along with pre-judgment and post-judgment interest and court costs, (iii) found in favor of two of the Insys Pharma directors who were on the Insys Pharma board as of June 2009 and against plaintiffs on plaintiffs’ breach of fiduciary duty claims, (iv) found in favor of Insys Pharma and against plaintiff (Kottayil) on his claim for rescission of the patent application assignments that he entered in favor of Insys Pharma before and after his employment terminated, (v) found in favor of Insys Therapuetics, Inc. and against plaintiff on plaintiffs’ claims of successor liability and fraudulent transfer, and (vi) found in favor of Kottayil and against Insys Pharma on Insys Pharma’s counterclaims of breach of fiduciary duty, fraud, and negligent misrepresentation.

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

On or around November 1, 2015 we received a notice from Dr. Kottayil’s attorneys demanding indemnification for legal and other defense costs alleged to have been incurred in connection with Dr. Kottayil’s defense of the Insys Pharma counterclaims in the amount of $3,630,000. We are in the process of assessing the merit of such claims as well as evaluating the basis for the costs claimed. Because of the uncertainty surrounding the ultimate outcome we have not accrued for this claim at this time; however, we believe that it is reasonably possible that there may be a material loss associated with this claim and we currently estimate the range of the reasonably possible loss to be between $0 and the $3,630,000 claimed.

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

The following table sets forth our aggregate minimum purchase commitments with DPT and Aptar under these agreements (in thousands):

Years ending December 31,
Remainder of 2016	$1,825
2017	10,450
2018	14,650
2019	18,260
2020	20,840
Thereafter	4,330

Total	$70,355

7.	Stock-based Compensation

Amounts recognized in the condensed consolidated statements of income and comprehensive income with respect to our stock-based compensation plans were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
	(As Restated)
Research and development	$861	$341
General and administrative	3,265	3,379

Total cost of stock-based compensation	$4,126	$3,720

As of March 31, 2016, we expected to recognize $39,839,000 of stock-based compensation for outstanding options over a weighted-average period of 2.9 years.

The following table summarizes stock option activity as of December 31, 2015 and for the three months ended March 31, 2016:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of Shares	Average Exercise Price	Contractual Term (in years)	Intrinsic Value (in millions)
Vested and exercisable as of December 31, 2015	3,772,736	$6.91

Outstanding as of December 31, 2015	7,138,089	$12.33
Granted	364,000	$16.69
Cancelled	(152,835)	$15.98
Exercised	(265,325)	$4.94

Outstanding as of March 31, 2016	7,083,929	$12.75	7.6	$45.4

Vested and exercisable as of March 31, 2016	3,837,871	$7.76	6.8	$36.6

Cash received from option exercises under all share-based payment arrangements for the three months ended March 31, 2016 and 2015 was $1,310,000 and $3,130,000, respectively. For the three months ended March 31, 2016 and 2015, we recorded net reductions of $653,000 and $3,601,000, respectively, of our federal and state income tax liability, with an offsetting credit to additional paid-in capital, resulting from the excess tax benefits of stock options.

8.	Net Income per Share

Basic net income per common share is computed by dividing the net income allocable to the common stockholders by the weighted average number of common shares outstanding during the period. The diluted income per share further includes any common shares available to be issued upon exercise of outstanding stock options if such inclusion would be dilutive.

The following table sets forth the computation of basic and diluted net income per common share (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2016	2015
	(As Restated)
Historical net income per share - Basic
Numerator:
Net income	$2,290	$5,867

Denominator:
Weighted average number of common shares outstanding	71,592,089	70,916,828

Basic net income per common share	$0.03	$0.08

Historical net income per share - Diluted
Numerator:
Net income	$2,290	$5,867

Denominator:
Weighted average number of common shares outstanding	71,592,089	70,916,828
Effect of dilutive stock options	2,870,789	4,001,490

Weighted average number of common shares outstanding	74,462,878	74,918,318

Diluted net income per common share	$0.03	$0.08

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

The following tables summarize our net revenue by product line, as well as the percentages of revenue by route to market (in thousands):

	Net Revenue by Product Line
	Three Months Ended March 31,
	2016	2015
	(As Restated)
Subsys	$60,421	$67,462
Dronabinol SG Capsule	—	230

Total net revenue	$60,421	$67,692

	Percent of Revenue by Route to Market
	Three Months Ended March 31,
	2016	2015
Pharmaceutical wholesalers	73%	100%
Specialty pharmaceutical retailers	27%	0%

	100%	100%

All our products are sold in the United States of America.

Product shipments to our three largest pharmaceutical wholesalers accounted for 21%, 19% and 16% of total shipments and product shipments to one specialty pharmaceutical retailer accounted for 27% of total shipments for the three months ended March 31, 2016. Product shipments to our four largest pharmaceutical wholesalers accounted for 28%, 23%, 19% and 18% of total shipments for the three months ended March 31, 2015. Our two largest pharmaceutical wholesalers’ accounts receivable balances accounted for 25% and 25% of gross accounts receivable and one specialty pharmaceutical retailers’ accounts receivable balance accounted for 33% of gross accounts receivable balance as of March 31, 2016. Our four largest pharmaceutical wholesalers’ accounts receivable balances accounted for 20%, 19%, 17% and 14% of gross accounts receivable as of December 31, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q/A and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2015 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K.

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects, and the factors affecting our future performance; plans and objectives of management; that ESI formulary changes relative to Subsys will not have a material impact on our net revenue; our intent to file an IND application for the treatment of epilepsy with Cannabidiol in 2016; the sufficiency of our manufacturing capacity; the beneficial attributes of our dronabinol product candidates; that sales and marketing and research and development costs will be our largest categories of expenses; that sales and marketing expenses will fluctuate on changes in Subsys net revenue; that our Subsys revenue will increase during the remainder of 2016; that cash flows from operating activities will increase; our development of different dronabinol delivery systems; the source and sufficiency of our liquidity our capital resources to fund our operations; possible capital raising transactions we may pursue; that we will hire additional sales and marketing, research and development and administrative personnel and operating costs relating thereto will increase; that our investments in our sales and research and development infrastructure will result in increased sales; accounting estimates and the impact of new or recently issued accounting pronouncements; that cash flows from operations will increase as a result of increased sales of Subsys; trends in restrictions and impediments relating to reimbursement policies imposed by pharmacy benefit managers; the impact of pending litigation and our strategy relating thereto; our exposure to interest rate changes and market risks relating to our investments. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements. All forward-looking statements in this Form 10-Q/A are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations as described from time to time in our SEC reports, including those risks outlined under “Risk Factors” in Item 1A of our Form 10-K for the year ended December 31, 2015. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Form 10-Q/A. You should carefully consider these risk and uncertainties described and other information contained in the reports we file with or furnish to the SEC before making any investment decision with respect to our securities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements including, but are not limited to, the following:

•	the impact of ongoing regulatory review of Subsys and other product candidates that receive regulatory approval;

•	our dependence on sales of Subsys;

•	market acceptance, including by third-party payors, of our products;

•	the unpredictability and regulation surrounding the reimbursement of Subsys;

•	the success of our sales and marketing strategies;

•	our ability to manage growth in our business;

•	our ability to obtain regulatory approval for Syndros, our dronabinol oral solution;

•	manufacturing failures;

•	challenges relating to our operation of a second dronabinol manufacturing facility;

•	our limited manufacturing capabilities and our reliance on third parties in our product supply chain;

•	delays in manufacturing or interruption of our sublingual spray delivery system;

•	competition;

•	our ability to achieve and maintain adequate levels of third-party payor and reimbursement coverage for sales of our products;

•	our reliance on wholesale pharmaceutical distributors for sales of our products through to the retail distribution channel;

•	our reliance on third parties for the performance of services relating to Subsys, including invoicing, storage and transportation;

•	our ability to develop a pipeline of product candidates;

•	our failure to obtain or maintain Schedule III classification for our dronabinol product candidates;

•	failure of our clinical trials to demonstrate acceptable levels of safety and efficacy;

•	expenses, delays, changes and terminations that could adversely affect the design and implementation of our clinical trials;

•	reliance on third parties to conduct and oversee our clinical trials;

•	acceptance by the FDA our data from our clinical trials conducted outside the United States;

•	risks and uncertainties associated with starting materials sourced from India;

•	our ability to meet Section 505(b)(2) regulatory approval pathways or requirements for our product candidates;

•	annual DEA quotas on the amount of dronabinol allowed to be produced in the United States;

•	our failure to successfully acquire, develop or market additional product candidates;

•	our ability to retain key management and other personnel;

•	misconduct and improper activities by our employees, prescribing physicians and other persons involved in the marketing and distribution of our products;

•	our ability to utilize our net operating loss and research and development tax credit carryforwards;

•	the adverse impacts of strategic transactions;

•	our exposure to product liability claims;

•	our ability to comply with environmental laws relating to our use of hazardous materials;

•	security system failures;

•	natural disasters;

•	our significant operating expenses and need for potential additional funding;

•	our failure to comply with federal and state healthcare laws, including fraud and abuse and health information privacy and security laws;

•	undesirable side effects of our products and the potential for post-approval regulatory action relating to such side effects;

•	the impact of changes in policies and funding resulting from healthcare reform measures, including the impact on the funding, staffing and leadership of the FDA and other agencies;

•	heightened attention on the use of opiods, including government litigation, changes in policies, and legislation at the federal and local level;

•	our ability to obtain and enforce patent rights or other intellectual property rights that cover our products and product candidates;

•	costs of litigation and our ability to protect our intellectual property rights;

•	our exposure to litigation relating to infringement suits against the Company;

•	our exposure to claims that our employees or independent contractors have wrongfully used or disclosed to the Company trade secrets of their other clients or former employers;

•	our compliance with the procedural, document submission, fee payment and other requirements needed to apply for patents;

•	control over the Company by its founder, Executive Chairman and principal stockholder;

•	fluctuation in the price of our common stock;

•	our ability to maintain and improve our financial controls and related compliance with SEC and stock exchange listing standards;

•	lack of, or inaccurate, published research about the Company;

•	the impact of future sales of our common stock or securities convertible into our common stock;

•	the effect of anti-takeover provisions in our charter documents and under Delaware law;

•	the impact of our exemptions from certain Nasdaq independence rules because of our status as a “controlled company”; and

•	our intention to not pay dividends in the foreseeable future.

Additionally, there may be other risks that are otherwise described from time to time in the reports that we file with the Securities and Exchange Commission. Any forward-looking statements in this report should be considered in light of various important factors, including the risks and uncertainties listed above, as well as others.

Restatement of Previously Issued Financial Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement adjustments made to the previously reported unaudited condensed consolidated financial statements for the three months ended March 31, 2016 and 2015. As discussed in Note 1 to the accompanying unaudited condensed consolidated financial statements, our management concluded that the errors related to the miscalculation of rebate obligations on government payer and managed care contracts, in addition to the out-of-period adjustment related to stock option modifications during the three months ended March 31, 2016 were material. In order to correctly present net revenue and operating expenses in the appropriate periods during 2016 and 2015, our unaudited condensed consolidated financial statements as of and for the quarters ended March 31, 2016 and 2015 have been restated. For additional information and a detailed discussion of the restatement, see “Explanatory Note” and the section entitled “Restatement of Financial Statements” in Note 1 to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this Amended Form 10-Q.

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

Third Party Payer Interactions and Government Programs Associated with Reimbursement. Our interaction with third-party payers is critical to the success of our business and financial condition. Our relationships with these third-party payers evolves on a regular basis and is often difficult to predict. By way of example, from time to time, third-party payers modify which drugs they choose to reimburse. For instance, on or around August 1, 2014, ESI officially released its exclusion list of drugs, effective January 1, 2015, in connection with its national preferred formulary. Our product, Subsys, was included on this exclusion list. ESI is a large PBM that administers prescription drug benefits for employers and health plans and runs large mail-order pharmacies. While ESI, like most PBMs, has an exception process that physicians may pursue to have an off-formulary, medically necessary drug covered for patients, this decision will make it difficult for many patients covered through an ESI administered plan to have Subsys covered by insurance. The ESI formulary change did not have a material impact on our net revenue during the three months ended March 31, 2016; however, other PBMs may take similar actions and this action by ESI may have a material impact on our net revenue in the future. As we have in the past, we will continue working with other PBMs to evaluate price increases and to communicate with managed care and health-system decision-makers to ensure a balanced approach, which takes into account the clinical performance and efficacy of our products.

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

Product Development and Related Regulatory Processes. Our operating results will also depend significantly on our research and development activities and related regulatory developments. Our research and development expenses were $19.0 million and $10.6 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, we had 80 full-time research and development personnel. We expect research and development expenses to increase as we increase related headcount and continue our planned preclinical studies and clinical trials for our product candidates, particularly our proprietary cannabinoid product candidates, including Syndros, and sublingual spray product candidates. We do not expect to realize net revenues from all of these research and development initiatives in the near term and may never realize net revenues from these investments. Due to the risks inherent in conducting preclinical studies and clinical trials, the regulatory approval process and the costs of preparing, filing and prosecuting patent applications, our development completion dates and costs will vary significantly for each product candidate and are very difficult to estimate. The lengthy process of seeking regulatory approvals and the subsequent compliance with applicable regulations require the expenditure of substantial additional resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals or acceptable DEA classifications for our product candidates, in particular those related to Syndros, could cause our research and development expenditures to increase significantly and, in turn, have a material adverse effect on our results of operations.

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

The following table provides a breakdown of our research and development expenses during the three months ended March 31, 2016 and 2015 (in millions):

	Three Months Ended March 31,
	2016	2015
	(As Restated)
Cannabidiol	$3.7	$4.1
Buprenorphine/Naloxone	0.5	1.1
LEP-ETU and IL-13	1.1	0.7
Buprenorphine	2.7	0.5
Ondansetron	0.2	0.2
Dronabinol	0.5	0.1
Fentanyl	2.0	0.1
Sildenafil	0.2	—
Naloxone	0.5	—
Other	0.5	0.5
Internal research and development costs	7.1	3.3

Total research and development expenses	$19.0	$10.6

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

Charges Related to Litigation Award and Settlements

Charges related to litigation award and settlements for the three months ended March 31, 2015 represent a legal accrual of $8.0 million related to our dispute with Dr. Kottayil. There was no similar expense for the three months ended March 31, 2016. See Note 6 of the Notes to our Unaudited Condensed Consolidated Financial Statements for a discussion of our ongoing dispute with Dr. Kottayil.

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

Results of Operations

Comparison of Three Months Ended March 31, 2016 to Three Months Ended March 31, 2015

The following table presents certain selected consolidated financial data for the three months ended March 31, 2016 and 2015 expressed as a percentage of net revenue:

	Three Months Ended March 31,
	2016	2015
	(As Restated)
Net revenue	100.0%	100.0%
Cost of revenue	7.7	9.4

Gross profit	92.3	90.6

Operating expenses:
Sales and marketing	32.8	30.9
Research and development	31.5	15.7
General and administrative	24.3	19.6
Charges related to litigation award and settlements	—	11.8

Total operating expenses	88.6	78.0

Operating income	3.7	12.6

Other income (expense):
Interest income	0.4	0.2
Other income (expense), net	0.1	—

Total other income (expense)	0.5	0.2

Income before income taxes	4.2	12.8
Income tax expense	0.4	4.2

Net income	3.8%	8.6%

Net Revenue. Net revenue decreased $7.3 million, or 11%, to $60.4 million for the three months ended March 31, 2016, compared to $67.7 million for the three months ended March 31, 2015. The decrease in net revenue was attributable to a decrease in net revenue of Subsys. The decrease in Subsys net revenue was primarily a result of a 32% decrease in shipments to pharmaceutical wholesalers for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, partially offset by a 20% increase in net sales price, which was impacted by price increases in January 2015, July 2015, and January 2016, combined with changes in mix of prescribed dosages and changes in provisions for wholesaler discounts, patient discounts, rebates and returns. Provisions for wholesaler discounts, patient discounts, rebates, and returns decreased to $6.7 million, $16.1 million, $8.3 million and ($0.5) million, respectively, or 33.6% on a combined basis of gross revenue from the sale of Subsys for the three months ended March 31, 2016, compared to $8.4 million, $17.0 million, $11.5 million and $0.6 million, respectively, or 35.6% on a combined basis of gross revenue from the sale of Subsys for the three months ended March 31, 2015. The decrease in product sales allowances was primarily attributable to decreased sales, lower volumes of patient assistance, and lower rebate rates due to recent price increases. We expect net revenue from sales of Subsys to continue to increase during the remainder of 2016 due primarily to anticipated increases in the number of prescriptions fulfilled, combined with changes in prescription strength mix.

There was no net revenue from the sales of Dronabinol SG Capsule during the three month period ended March 31, 2016, compared to $0.2 million during the three month period ended March 31, 2015. We will not generate any meaningful revenue from the sale of Dronabinol SG Capsule in future periods.

Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue decreased $1.8 million to $4.6 million for the three months ended March 31, 2016 compared to $6.4 million for the three months ended March 31, 2015. The decrease in cost of revenue was primarily attributable to the decrease in sales of Subsys during the three months ended March 31, 2016. Gross profit decreased $5.5 million to $55.8 million for the three months ended March 31, 2016 compared to $61.3 million for the three months ended March 31, 2015 due primarily to the decrease in sales of Subsys. Gross margin for the three months ended March 31, 2016 was approximately 92% compared to approximately 91% for the three months ended March 31, 2015.

Sales and Marketing Expense. Sales and marketing expense decreased $1.1 million to $19.8 million for the three months ended March 31, 2016 compared to $20.9 million for the three months ended March 31, 2015. The decrease in sales and marketing expense was due primarily to the decrease in sales of Subsys.

Research and Development Expense. Research and development expense increased $8.4 million to $19.0 million for the three months ended March 31, 2016, compared to $10.6 million for the three months ended March 31, 2015. The increase in research and development expense was due primarily to an increase in research and development personnel and to clinical and development expenses incurred during 2016 related to growing our product pipeline.

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

Charges Related to Litigation Award and Settlements. Charges related to litigation award and settlements for the three months ended March 31, 2015 represents an $8.0 million legal expense accrual associated with our dispute with Dr. Kottayil. There was no similar expense for the three months ended March 31, 2016. See Note 6 of the Notes to our Unaudited Condensed Consolidated Financial Statements for a discussion on our ongoing dispute with Dr. Kottayil.

Income Tax Expense. Provision for income taxes was $0.2 million for the three months ended March 31, 2016, representing an effective tax rate of 9.3%, as compared to $2.8 million for the three months ended March 31, 2015, representing an effective tax rate of 32.4%. The decrease in the effective rate for the period ended March 31, 2016 compared with the same period in the previous year is due principally to increased benefit of tax credits. As of March 31, 2016, we had approximately $1.1 million of federal and $268 million of state net operating loss carry forwards.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in millions):

	Three Months Ended
	March 31,
	2016	2015
	(As Restated)
Net cash provided by operating activities	$12.3	$16.9
Net cash used in investing activities	(6.6)	(11.6)
Net cash (used in) provided by financing activities	(11.4)	6.7

Net increase (decrease) in cash and cash equivalents	(5.7)	12.0
Cash and cash equivalents, beginning of period	79.5	58.1

Cash and cash equivalents, end of period	$73.8	$70.1

Cash Flows From Operating Activities. Net cash provided by operating activities was $12.3 million and $16.9 million for the three months ended March 31, 2016 and 2015, respectively. The net cash provided during the three months ended March 31, 2016 primarily reflects the net income for the period driven by Subsys net sales, adjusted in part by depreciation and amortization, stock-based compensation expense and is also impacted by changes in working capital.

Cash Flows From Investing Activities. Net cash used in investing activities was $6.6 million and $11.6 million for the three months ended March 31, 2016 and 2015, respectively, and consists primarily of the purchase of investments and property and equipment.

Cash Flows From Financing Activities. Net cash used in financing activities was $11.4 million for the three months ended March 31, 2016, as compared to net cash provided by financing activities of $6.7 million for the three months ended March 31, 2015. During the three months ended March 31, 2016, we expended approximately $13.4 million to repurchase shares of our common stock, partially offset by excess tax benefits on stock options and awards of $0.7 million and proceeds from the exercise of stock options of $1.3 million. During the three months ended March 31, 2015, we recorded excess tax benefits on stock options and awards of $3.6 million, and received proceeds from the exercise of stock options of $3.1 million.

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

Our policy for our short-term and long-term investments is to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. Our investment portfolio, consisting of fixed income securities that we hold on an available-for-sale basis, was approximately $127.3 million as of March 31, 2016, and $126.0 million as of December 31, 2015. These securities, like all fixed income instruments, are subject to interest rate risk and would likely decline in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase.

The following table provides information about our available-for-sale securities that are sensitive to changes in interest rates. We have aggregated our available-for-sale securities for presentation purposes since they are all very similar in nature (dollar amounts in millions):

Interest Rate Sensitivity

Principal Amount by Expected Maturity as of March 31, 2016

	Financial instruments mature during year ended December 31,
	Remainder of 2016	2017	2018	2019	2020	Thereafter
CD’s and Available-for-sale securities	$73.1	$37.9	$13.9	$2.4	$—	$—
Weighted-average yield rate	0.30%	0.23%	0.11%	0.03%	—	—

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q/A. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, we did not have effective policies and procedures, or timely and effective reviews by personnel at an appropriate level, for accounting for stock options awards in accordance with GAAP. In addition, as discussed in Note 1 to the accompanying unaudited condensed consolidated financial statements, we did not have effective policies and procedures, or timely and effective reviews by personnel at an appropriate level, for accounting for the rebates component of our product sales allowances. We did not have controls designed to validate the completeness and accuracy of underlying data used in the determination of these significant estimates. Overall, the management in the finance and accounting group did not display adequate tone at the top with respect to judgment and rigor required to resolve the accounting for the rebates component of our product sales allowances. As a result, our Interim Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q/A, because of material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective. To address these material weaknesses, we have taken steps to address the underlying causes of the material weaknesses as described further below under “Remediation Efforts to Address Material Weaknesses in Internal Control over Financial Reporting.” Accordingly, we believe that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A do fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, other than the material weaknesses described above and the disclosure below under “Remediation Efforts to Address Material Weaknesses in Internal Control over Financial Reporting,” that occurred during the quarterly period ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

Remediation Efforts to Address Material Weaknesses in Internal Control over Financial Reporting

We are currently in the process of remediating the material weaknesses in our internal control over financial reporting as described above and are taking steps that we believe will address the underlying causes of the material weaknesses. We are in the process of completing the formal documentation of our policies and procedures relating to our internal control over financial reporting and will begin testing of these formalized controls in the near future. The identified material weaknesses in internal control will not be considered fully remediated until sufficient time has elapsed to provide evidence that the new controls have been implemented and are operating effectively. We continue to work on implementing and testing these controls in order to make this final determination. Other than the remediation steps described above, there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

On November 5, 2015, we announced a stock repurchase program which authorizes up to $50 million in repurchases of common stock. This program was effective immediately and has no planned expiration date. The following table provides information regarding repurchases of our common stock during the three months ended March 31, 2016:

	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program ($)
January 1 - 31, 2016	411,500	$23.04	411,500	$24,062,406
February 1 - 29, 2016	94,200	15.91	94,200	22,563,715
March 1 - 31, 2016	135,225	17.55	135,225	20,189,884

Total	640,925	$20.83	640,925	$20,189,884

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The Exhibit Index immediately following the Signatures to this Form 10-Q/A is hereby incorporated by reference into this Form 10-Q/A.

INSYS THERAPEUTICS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSYS THERAPEUTICS, INC.

Dated: April 7, 2017	By:	/s/ Dr. Santosh Vetticaden
Dr. Santosh Vetticaden
Interim Chief Executive Officer and Chief Medical Officer (Principal Executive Officer)

	By:	/s/ Darryl S. Baker
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