Form 10-Q/A
period 2016-06-30
Insys Therapeutics, Inc.
filed 2017-04-07
CIK 1516479

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

Explanatory Note

Overview

Insys Therapeutics, Inc. (“we,” “us,” and “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (the “Amended Form 10-Q”) to restate and amend our previously issued, unaudited condensed consolidated financial statements and related financial information as of June 30, 2016 and 2015 and for the three and six month periods ended June 30, 2016 and 2015, which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 5, 2016 (the “Original Form 10-Q”).

As discussed in further detail below and in Note 1 to the accompanying unaudited condensed consolidated financial statements, the restatement is the result of our misapplication of the guidance on accounting for revenue recognition related to accounting for rebate obligations on government payer and managed care contracts. In addition, we had previously recorded out of period adjustments during the six months ended June 30, 2016. We assessed the impact of these errors on our prior period unaudited condensed consolidated financial statements and concluded that the impact was material to these unaudited condensed consolidated financial statements. Consequently, we have restated the prior period unaudited condensed consolidated financial statements identified above.

Background

On March 15, 2017, we issued a press release announcing that the Audit Committee of our Board of Directors was conducting an independent review of our processes related to estimation of, and increases to, certain sales allowances recorded during 2016. The Audit Committee determined, upon the recommendation of our management, that we had miscalculated our rebate obligation on government payer and managed care contracts. We also reversed an out-of-period adjustment related to a stock option modification previously recorded during the three months ended March 31, 2016 that related to the fourth quarter of 2015. This resulted in a decrease in operating expenses of $1,500,000 for the six months ended June 30, 2016 and a corresponding increase in operating expenses during the three months ended December 31, 2015. We also reversed an out-of-period adjustment of $834,000 recorded during the three months ended December 31, 2016 that related to the deductible interest portion of an accrued litigation award recognized during the three months ended June 30, 2015. This resulted in an increase in income tax expense of $834,000 for the three months ended December 31, 2016 and a corresponding decrease in income tax expense for the three and six months ended June 30, 2015.

The errors were not material to our consolidated financial statements for the year ended December 31, 2015. However, the impact of these errors was material to these unaudited condensed consolidated financial statements. To correctly present net revenue, operating expenses and income tax expense in the appropriate periods during 2016 and 2015, our unaudited condensed consolidated financial statements as of and for the quarters ended September 30, June 30, and March 31, 2016 and 2015 will be restated to make the necessary accounting adjustments.

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

In accordance with applicable SEC rules, this Amended Form 10-Q includes new certifications required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Subsequent to filing of the Original Form 10-Q, our former Chief Executive Officer resigned. Accordingly, these certifications are signed by our Interim Chief Executive Officer and our Chief Financial Officer dated as of the date of filing of this Amended Form 10-Q.

This Amended Form 10-Q amends and restates in its entirety each section of the Original Form 10-Q impacted as a result of the restatement and includes certain restated information for the three and six month periods ended June 30, 2016 and 2015. Each section that has been restated is noted in Note 1 to the financial statements. This Amended Form 10-Q has not been updated to reflect events occurring after August 5, 2016, the date of the filing of the Original Form 10-Q. Therefore, this Amended Form 10-Q should be read in conjunction with filings we have made with the SEC subsequent to August 5, 2016.

Restatement of Other Financial Statements

In addition to the restated financial information for the three and six month periods ended June 30, 2016 and 2015, included in this Amended Form 10-Q, we are restating our unaudited condensed consolidated financial statements and related disclosures for the periods ended September 30, 2016 and 2015, and March 31, 2016 and 2015. Concurrently with this filing, we are filing the following amended Quarterly Reports on Form 10-Q/A with respect to these periods to address the corrections:

•

Form 10-Q/A for the quarter ended September 30, 2016, which contains restated unaudited condensed consolidated financial statements and related disclosures for the three and nine month periods ended September 30, 2016 and 2015.

•

Form 10-Q/A for the quarter ended March 31, 2016, which contains restated unaudited condensed consolidated financial statements and related disclosures for the three month periods ended March 31, 2016 and 2015.

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

Disclosure Controls and Procedures

Based on our evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), our management concluded that, as of June 30, 2016, our internal control over financial reporting was not effective because of the identification of an additional material weakness in the design and operation of our internal control over financial reporting relating specifically to the lack of effective policies and procedures, or timely and effective reviews by personnel at an appropriate level, for accounting for the rebates component in our product sales allowances in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). We did not have controls designed to validate the completeness and accuracy of underlying data used in the determination of these significant estimates. Overall, the management in the finance and accounting group did not display adequate tone at the top with respect to judgment and rigor required to resolve the accounting for the rebates component of our product sales allowances. For a discussion of management’s consideration of the material weakness identified, see Part I, Item 4: Controls and Procedures included in this Amended Form 10-Q.

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

Abbreviated Term	Defined Term
ANDA	Abbreviated New Drug Application
API	Active pharmaceutical ingredient
Aptar	AptarGroup, Inc.
ATRA	American Taxpayer Relief Act of 2012
AUC	Area under the curve
AVC	Assurance of Voluntary Compliance
BTCP	Breakthrough cancer pain
Catalent	Catalent Pharma Solutions, LLC
CBD	Synthetic cannabidiol
cGMP	Current Good Manufacturing Practices
CID	Civil Investigative Demand
CINV	Chemotherapy-induced nausea and vomiting
CMS	Centers for Medicare & Medicaid Services
CRO	Contract Research Organization
CSA	Federal Controlled Substances Act of 1970
DEA	U.S. Drug Enforcement Administration
DPT	DPT Lakewood, LLC
ERP	Enterprise Resource Planning
ESI	Express Scripts, Inc.
FDA	U.S. Food and Drug Administration
FDCA	Federal Food, Drug, and Cosmetic Act
FSS	Federal Supply Schedule
GAAP	Generally Accepted Accounting Principles
GAO	Government Accountability Office
GCP	Good Clinical Practices
GI	Gastrointestinal
GLP	Good Laboratory Practices
HHS	U.S. Department of Health and Human Services
HIPAA	Health Insurance Portability and Accountability Act of 1996
HITECH	Health Information Technology for Economic and Clinical Health Act of 2009
IMS	IMS Health
IND	Investigational New Drug Application
Insys Pharma	Insys Pharma, Inc.
Insys Therapeutics	Insys Therapeutics, Inc.
IPO	Initial public offering
IPR	Inter Partes Review
IRB	Institutional Review Board
JOBS Act	Jumpstart Our Business Startups Act of 2012
MMA	Medicare Prescription Drug, Improvement, and Modernization Act of 2003
Mylan	Mylan Pharmaceuticals, Inc.
NDA	New Drug Application
NeoPharm	NeoPharm, Inc.
NOL	Net operating loss carryforward
NRV	Net Realizable Value
NSAID	Non-steroidal anti-inflammatory drug
Orange Book	FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations
ODOJ	Oregon Department of Justice

PBM	Pharmacy Benefit Managers
PDEs	Prescription Drug Events
PDMA	Prescription Drug Marketing Act
PDUFA	Prescription Drug User Fee Act
PK	Pharmacokinetics
PPACA	Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010
QSR	FDA’s Quality System Regulation
REMS	Risk Evaluation and Mitigation Strategy
RLD	Reference listed drug
SEC	U.S. Securities and Exchange Commission
THC	Delta-9-tetrahydrocannabinol
TIRF	Transmucosal immediate-release fentanyl
TIRF REMS	Transmucosal immediate release fentanyl risk evaluation and mitigation strategy
USAO	United States Attorney Office
USPTO	United States Patent and Trademark Office
VC	Vomiting center

PART I: FINANCIAL INFORMATION

ITEM 1.	UNAUDITED FINANCIAL STATEMENTS

INSYS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2016 (unaudited)	December 31, 2015	June 30, 2015 (unaudited)
	(As Restated)		(As Restated)
Assets
Current Assets:
Cash and cash equivalents	$69,290	$79,515	$74,035
Short-term investments	89,081	79,576	41,248
Accounts receivable, net of allowances of $8,240, $8,367, and $12,913 at June 30, 2016, December 31, 2015, and June 30, 2015, respectively	39,399	47,272	34,572
Inventories, net	29,215	41,715	35,553
Prepaid expenses and other current assets	6,057	3,973	6,403

Total current assets	233,042	252,051	191,811
Property and equipment, net	39,930	38,382	35,479
Long-term investments	35,339	43,219	29,841
Deferred income tax assets, net	19,950	17,607	14,565
Other assets	10,170	26	3,518

Total assets	$338,431	$351,285	$275,214

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$22,200	$35,611	$30,626
Accrued compensation	9,104	10,225	8,719
Accrued sales allowances	31,717	35,033	20,352
Accrued litigation award and settlements	9,567	9,567	10,356

Total current liabilities	72,588	90,436	70,053
Uncertain income tax position	7,380	8,544	3,736

Total liabilities	79,968	98,980	73,789

Commitments and contingencies (Note 6)	—	—	—

Stockholders’ Equity:
Preferred stock (par value $0.01 per share; 10,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2016, December 31, 2015, and June 30, 2015, respectively)	—	—	—
Common stock (par value $0.01 per share; 100,000,000 shares authorized; 71,574,365, 71,907,858 and 71,821,175 shares issued and outstanding as of June 30, 2016, December 31, 2015, and June 30, 2015, respectively)	716	719	718
Additional paid in capital	244,293	246,685	238,444
Unrealized gain (loss) on available-for-sale securities	84	(152)	(17)
Notes receivable from stockholders	(21)	(21)	(21)
Retained earnings (accumulated deficit)	13,391	5,074	(37,699)

Total stockholders’ equity	258,463	252,305	201,425

Total liabilities and stockholders’ equity	$338,431	$351,285	$275,214

See accompanying notes to unaudited condensed consolidated financial statements.

INSYS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(As Restated)		(As Restated)
Net revenue	$69,221	$80,200	$129,642	$147,892
Cost of revenue	6,273	8,305	10,911	14,680

Gross profit	62,948	71,895	118,731	133,212

Operating expenses:
Sales and marketing	19,691	21,986	39,491	42,902
Research and development	22,889	17,796	41,924	28,398
General and administrative	13,924	15,284	28,622	28,530
Charges related to litigation award and settlements	—	2,304	—	10,304

Total operating expenses	56,504	57,370	110,037	110,134

Operating income	6,444	14,525	8,694	23,078

Other income:
Interest income	256	105	481	230
Other income, net	(5)	30	44	30

Total other income	251	135	525	260

Income before income taxes	6,695	14,660	9,219	23,338
Less: income tax expense	668	5,247	902	8,058

Net income	6,027	9,413	8,317	15,280
Unrealized gain (loss) on available-for-sale securities	70	(21)	236	7

Total comprehensive income	$6,097	$9,392	$8,553	$15,287

Net income per common share:
Basic	$0.08	$0.13	$0.12	$0.21

Diluted	$0.08	$0.12	$0.11	$0.20

Weighted average common shares outstanding
Basic	71,543,809	71,517,442	71,567,949	71,217,137

Diluted	74,053,550	75,478,649	74,281,838	75,255,048

See accompanying notes to unaudited condensed consolidated financial statements.

INSYS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(unaudited)

				Unrealized	Notes
			Additional	Gain (Loss) on	Receivable
	Common Stock		Paid in	Available-For-Sale	From	Retained
	Shares	Amount	Capital	Securities	Stockholders	Earnings	Total
Balance at December 31, 2015	71,907,858	$719	$246,685	$(152)	$(21)	$5,074	$252,305
Exercise of stock options	376,985	4	2,119	—	—	—	2,123
Issuance of common stock- employee stock purchase plan	132,597	1	1,575	—	—	—	1,576
Excess tax benefits on stock options and awards	—	—	934	—	—	—	934
Stock based compensation - stock options and awards	—	—	9,072	—	—	—	9,072
Unrealized gain on available-for-sale securities	—	—	—	236	—	—	236
Repurchase of common stock	(843,075)	(8)	(16,092)	—	—	—	(16,100)
Net income	—	—	—	—	—	8,317	8,317

Balance at June 30, 2016 (As Restated)	71,574,365	$716	$244,293	$84	$(21)	$13,391	$258,463

				Unrealized	Notes
			Additional	Gain (Loss) on	Receivable
	Common Stock		Paid in	Available-For-Sale	From	Accumulated
	Shares	Amount	Capital	Securities	Stockholders	Deficit	Total
Balance at December 31, 2014	70,702,688	$707	$215,507	$(24)	$(21)	$(52,979)	$163,190
Exercise of stock options	1,029,598	10	6,101	—	—	—	6,111
Issuance of common stock- employee stock purchase plan	88,889	1	1,478	—	—	—	1,479
Excess tax benefits on stock options and awards	—	—	7,411	—	—	—	7,411
Stock based compensation - stock options and awards	—	—	7,947	—	—	—	7,947
Unrealized gain on available-for-sale securities	—	—	—	7	—	—	7
Net income	—	—	—	—	—	15,280	15,280

Balance at June 30, 2015 (As Restated)	71,821,175	$718	$238,444	$(17)	$(21)	$(37,699)	$201,425

See accompanying notes to unaudited condensed consolidated financial statements.

INSYS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2016	2015
	(As Restated)
Cash flows from operating activities:
Net income	$8,317	$15,280
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,023	2,457
Stock-based compensation	9,072	7,947
Deferred income tax benefit	(2,343)	(1,872)
Loss on disposal of assets	—	41
Excess tax benefits on stock options and awards	(934)	(7,411)
Amortization of investment discount	1,123	479
Changes in operating assets and liabilities:
Accounts receivable	7,873	(11,070)
Inventories	2,355	(1,396)
Prepaid expenses and other current assets	(2,083)	(635)
Accounts payable, accrued expenses and other current liabilities	(18,078)	18,544
Accrued litigation award and settlements	—	10,212

Net cash provided by operating activities	8,325	32,576

Cash flows from investing activities:
Purchase of investments	(42,232)	(47,350)
Proceeds from sales of investments	4,324	11,195
Proceeds from maturities of investments	35,396	12,613
Purchases of property and equipment	(4,571)	(8,106)

Net cash used in investing activities	(7,083)	(31,648)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,576	1,479
Excess tax benefits on stock options and awards	934	7,411
Proceeds from exercise of stock options	2,123	6,111
Repurchase of common stock	(16,100)	—

Net cash (used in) provided by financing activities	(11,467)	15,001

Change in cash and cash equivalents	(10,225)	15,929

Cash and cash equivalents, beginning of period	79,515	58,106

Cash and cash equivalents, end of period	$69,290	$74,035

Supplemental cash flow disclosures:
Cash paid for interest expense	$—	$—

Cash paid for income taxes	$6,624	$3,350

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

Restatement of Financial Statements

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q (the “Amended Form 10-Q”) to restate and amend our previously issued, unaudited condensed consolidated financial statements and related financial information as of June 30, 2016 and 2015 and for the quarters ended June 30, 2016 and 2015, which was originally filed with the U.S. Securities and Exchange Commission on August 5, 2016 (the “Original Form 10-Q”).

The restatement is the result of a misapplication of the accounting guidance in Accounting Standards Codification (“ASC”) No. 605, “Revenue Recognition” related to accounting for rebate obligations on government payer and managed care contracts. We also reversed an out-of-period adjustment related to a stock option modification previously recorded during the three months ended March 31, 2016 that related to the fourth quarter of 2015. This resulted in a decrease in operating expenses of $1,500,000 for the six months ended June 30, 2016 and a corresponding increase in operating expenses during the three months ended December 31, 2015. We also reversed an out-of-period adjustment of $834,000 recorded during the three months ended December 31, 2016 that related to the deductible interest portion of an accrued litigation award recognized during the three months ended June 30, 2015. This resulted in an increase in income tax expense of $834,000 for the three months ended December 31, 2016 and a corresponding decrease in income tax expense for the three and six months ended June 30, 2015. We assessed the impact of these errors on our prior unaudited condensed consolidated financial statements and concluded that the impact was material to these unaudited condensed consolidated financial statements. In order to correctly present net revenue, operating expenses, and income tax expense, in the appropriate periods during 2016 and 2015, we have restated the unaudited condensed consolidated financial information included herein.

We also reclassified certain prior period amounts to conform with current period presentation.

Effects of Restatement on Previously Filed June 30, 2016 Form 10-Q

The effect of the restatement on the previously filed unaudited condensed consolidated balance sheets as of June 30, 2016 and 2015 is as follows, in thousands:

	June 30, 2016				June 30, 2015
	As Reported	Reclassification Adjustments	Restatement Adjustments	As Restated	As Reported	Reclassification Adjustments	Restatement Adjustments	As Restated
Accounts receivable, net	$41,049	$(1,650)	$—	$39,399	$39,150	$(4,578)	$—	$34,572
Prepaid expenses and other current assets	5,359	—	698	6,057	2,493	3,787	123	6,403
Deferred income tax assets, net	—	—	—	—	5,758	(5,758)	—	—
Total current assets	233,994	(1,650)	698	233,042	198,237	(6,549)	123	191,811
Deferred income tax assets, net	18,615	—	1,335	19,950	7,967	5,758	840	14,565
Total assets	338,048	(1,650)	2,033	338,431	275,042	(791)	963	275,214
Accrued sales allowances	30,419	(1,650)	2,948	31,717	17,599	(791)	3,544	20,352
Total current liabilities	71,290	(1,650)	2,948	72,588	67,300	(791)	3,544	70,053
Uncertain income tax position	7,471	—	(91)	7,380	3,778	—	(42)	3,736
Total liabilities	78,761	(1,650)	2,857	79,968	71,078	(791)	3,502	73,789
Additional paid in capital	244,299	—	(6)	244,293	239,003	—	(559)	238,444
Retained earnings (accumulated deficit)	14,209	—	(818)	13,391	(35,719)	—	(1,980)	(37,699)
Total stockholders’ equity	259,287	—	(824)	258,463	203,964	—	(2,539)	201,425
Total liabilities and stockholders’ equity	$338,048	$(1,650)	$2,033	$338,431	$275,042	$(791)	$963	$275,214

The effect of the restatement on the previously filed unaudited condensed consolidated statements of income and comprehensive income for the three months ended June 30, 2016 and 2015 is as follows, in thousands (except share and per share data):

	Three Months Ended June 30, 2016				Three Months Ended June 30, 2015
	As Reported	Reclassification Adjustments	Restatement Adjustments	As Restated	As Reported	Reclassification Adjustments	Restatement Adjustments	As Restated
Net revenue	$67,121	$—	$2,100	$69,221	$77,633	$—	$2,567	$80,200
Gross profit	60,848	—	2,100	62,948	69,328	—	2,567	71,895
Operating income	4,344	—	2,100	6,444	11,958	—	2,567	14,525
Income before income taxes	4,595	—	2,100	6,695	12,093	—	2,567	14,660
Income tax expense	240	—	428	668	4,779	—	468	5,247
Net income	4,355	—	1,672	6,027	7,314	—	2,099	9,413
Total comprehensive income	$4,425	$—	$1,672	$6,097	$7,293	$—	$2,099	$9,392
Net income per common share:
Basic	$0.06	$—	$0.02	$0.08	$0.10	$—	$0.03	$0.13
Diluted	$0.06	$—	$0.02	$0.08	$0.10	$—	$0.02	$0.12

The effect of the restatement on the previously filed unaudited condensed consolidated statements of income and comprehensive income for the six months ended June 30, 2016 and 2015 is as follows, in thousands (except share and per share data):

	Six Months Ended June 30, 2016				Six Months Ended June 30, 2015
	As Reported	Reclassification Adjustments	Restatement Adjustments	As Restated	As Reported	Reclassification Adjustments	Restatement Adjustments	As Restated
Net revenue	$129,083	$—	$559	$129,642	$148,403	$—	$(511)	$147,892
Gross profit	118,172	—	559	118,731	133,723	—	(511)	133,212
Research and development expenses	43,424	—	(1,500)	41,924	28,398	—	—	28,398
Total operating expenses	111,537	—	(1,500)	110,037	110,134	—	—	110,134
Operating income	6,635	—	2,059	8,694	23,589	—	(511)	23,078
Income before income taxes	7,160	—	2,059	9,219	23,849	—	(511)	23,338
Less: income tax expense	371	—	531	902	8,512	—	(454)	8,058
Net income	6,789	—	1,528	8,317	15,337	—	(57)	15,280
Total comprehensive income	$7,025	$—	$1,528	$8,553	$15,344	$—	$(57)	$15,287
Net income per common share:
Basic	$0.09	$—	$0.03	$0.12	$0.22	$—	$(0.01)	$0.21
Diluted	$0.09	$—	$0.02	$0.11	$0.20	$—	$—	$0.20

The effect of the restatement on the previously filed condensed consolidated statements of cash flows for the six months ended June 30, 2016 and 2015 is as follows, in thousands:

	Six Months Ended June 30, 2016				Six Months Ended June 30, 2015
	As Reported	Reclassification Adjustments	Restatement Adjustments	As Restated	As Reported	Reclassification Adjustments	Restatement Adjustments	As Restated
Net income	$6,789	$—	$1,528	$8,317	$15,337	$—	$(57)	$15,280
Stock-based compensation	10,572	—	(1,500)	9,072	7,947	—	—	7,947
Deferred income tax benefit, net	(2,284)	—	(59)	(2,343)	(1,513)	1	(360)	(1,872)
Excess tax benefits on stock options and awards	(389)	—	(545)	(934)	(7,416)	—	5	(7,411)
Amortization of investment discount	1,266	(143)	—	1,123	473	6	—	479
Change in accounts receivable	7,410	463	—	7,873	(12,606)	1,536	—	(11,070)
Change in inventories	2,355	—	—	2,355	(772)	(624)	—	(1,396)
Change in prepaid expenses and other current assets	(1,385)	(1)	(698)	(2,083)	(424)	(122)	(89)	(635)
Change in accounts payable, accrued expenses and other current liabilities	(18,346)	(461)	729	(18,078)	29,042	(11,004)	506	18,544
Change in accrued litigation award and settlements	—	—	—	—	—	10,212	—	10,212
Net cash provided by operating activities	9,012	(142)	(545)	8,325	32,566	5	5	32,576
Purchase of investments	(42,398)	166	—	(42,232)	(47,419)	69	—	(47,350)
Proceeds from sales of investments	4,348	(24)	—	4,324	11,270	(75)	—	11,195
Net cash used in investing activities	(7,225)	142	—	(7,083)	(31,642)	(6)	—	(31,648)
Proceeds from issuance of common stock	1,576	—	—	1,576	1,478	1	—	1,479
Excess tax benefits on stock options and awards	389	—	545	934	7,416	—	(5)	7,411
Net cash (used in) provided by financing activities	$(12,012)	$—	$545	$(11,467)	$15,005	$1	$(5)	$15,001

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

Investments consisted of the following at June 30, 2016 (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Other- Than- Temporary Impairment Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$40,571	$—	$—	$—	$40,571	$40,571	$—	$—
Money market securities	27,964	—	—	—	27,964	27,964	—	—
Certificates of deposit	26,600	—	—	—	26,600	—	18,467	8,133
Marketable securities:
Corporate securities	35,048	27	(6)	—	35,069	—	26,102	8,967
Federal agency securities	16,592	3	(1)	—	16,594	—	10,594	6,000
Municipal securities	46,851	63	(2)	—	46,912	755	33,918	12,239

Total marketable securities	98,491	93	(9)	—	98,575	755	70,614	27,206

	$193,626	$93	$(9)	$—	$193,710	$69,290	$89,081	$35,339

Investments consisted of the following at December 31, 2015 (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Other- Than- Temporary Impairment Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$55,987	$—	$—	$—	$55,987	$55,987	$—	$—
Money market securities	20,373	—	—	—	20,373	20,373	—	—
Certificates of deposit	26,223	—	—	—	26,223	—	16,637	9,586
Marketable securities:
Corporate securities	27,186	—	(68)	—	27,118	1,621	19,181	6,316
Federal agency securities	18,823	—	(65)	—	18,758	—	10,129	8,629
Municipal securities	53,870	16	(35)	—	53,851	1,534	33,629	18,688

Total marketable securities	99,879	16	(168)	—	99,727	3,155	62,939	33,633

	$202,462	$16	$(168)	$—	$202,310	$79,515	$79,576	$43,219

The amortized cost and estimated fair value of the marketable securities at June 30, 2016, by maturity, are shown below (in thousands):

	June 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Marketable securities:
Due in one year or less	$71,342	$71,368	$66,148	$66,094
Due after one year through 5 years	27,149	27,207	33,731	33,633
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	—	—

	$98,491	$98,575	$99,879	$99,727

The following table shows the gross unrealized losses and the fair value of our investments, with unrealized losses that are not deemed to be other-than-temporarily impaired aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2016 (in thousands):

	June 30, 2016				December 31, 2015
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Marketable securities:
Corporate securities	$14,577	$(6)	$—	$—	$25,137	$(68)	$—	$—
Federal agency securities	6,566	(1)	—	—	18,759	(65)	—	—
Municipal securities	8,626	(2)	—	—	22,981	(35)	—	—

	$29,769	$(9)	$—	$—	$66,877	$(168)	$—	$—

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

Our investments measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at June 30, 2016 and December 31, 2015 were as follows (in thousands):

	Fair Value Measurement at Reporting Date
	June 30, 2016	Quoted Prices in active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
Corporate securities	$35,069	$—	$34,569	$500
Federal agency securities	16,594	—	16,594	—
Municipal securities	46,912	—	46,912	—

Total assets measured at fair value	$98,575	$—	$98,075	$500

	Fair Value Measurement at Reporting Date
	December 31, 2015	Quoted Prices in active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
Corporate securities	$27,118	$—	$27,118	$—
Federal agency securities	18,758	—	18,758	—
Municipal securities	53,851	—	53,851	—

Total assets measured at fair value	$99,727	$—	$99,727	$—

The following table presents additional information about assets measured at fair value on a recurring basis and for which we utilize Level 3 inputs to determine fair value (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Convertible note
Balance, beginning of period	$—	$—	$—	$—
Change in fair value	—	—	—	—
Purchases	500	—	500	—

Balance, end of period	$500	$—	$500	$—

5.	Inventories

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

The components of inventories, net of allowances, are as follows (in thousands):

	June 30, 2016	December 31, 2015
Finished goods	$14,200	$28,216
Work-in-process	7,128	7,018
Raw materials and supplies	7,887	6,481

Total inventories	29,215	41,715
Plus: non-current finished goods	10,145	—

	$39,360	$41,715

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

Markland. On July 1, 2016, Robert N. Markland, as the Personal Representative of the Estate of Carolyn S. Markland filed a complaint in the Circuit Court, Fourth Judicial Circuit, in and for Duval County Florida against our parent, Insys Therapeutics, Inc. The complaint states it is wrongful death products liability action brought pursuant to Section 768.16, et seq. under Florida law in connection with a death occurring in July 2014 and includes a claim of negligent marketing. The lawsuit seeks unspecified damages for past expenses and costs, pain and suffering and loss of consortium and earnings. On August 4, 2016, we removed this case to federal district court in the Middle District of Florida. We intend to vigorously defend this matter and based on currently available information, we do not believe any resolution of this matter will have a material adverse effect on the Company’s business, financial position, or future results of operations.

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

The following table sets forth our aggregate minimum purchase commitments with DPT and Aptar under these agreements (in thousands):

Years ending December 31,
Remainder of 2016	$1,790
2017	6,000
2018	7,500
2019	8,410
2020	8,550
Thereafter	4,330

Total	$36,580

7.	Stock-based Compensation

Amounts recognized in the condensed consolidated statements of income and comprehensive income with respect to our stock-based compensation plans were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
			(As Restated)
Research and development	$1,063	$448	$1,924	$789
General and administrative	3,883	3,779	7,148	7,158

Total cost of stock-based compensation	$4,946	$4,227	$9,072	$7,947

As of June 30, 2016, we expected to recognize $48,200,100 of stock-based compensation for outstanding options over a weighted-average period of 3.0 years.

The following table summarizes stock option activity as of December 31, 2015 and for the six months ended June 30, 2016:

			Weighted
	Number of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Vested and exercisable as of December 31, 2015	3,772,736	$6.91

Outstanding as of December 31, 2015	7,138,089	$12.33
Granted	2,124,393	$14.91
Cancelled	(435,423)	$16.90
Exercised	(376,985)	$5.63

Outstanding as of June 30, 2016	8,450,074	$13.04	7.9	$32.4

Vested and exercisable as of June 30, 2016	4,131,635	$8.40	6.7	$28.1

Cash received from option exercises under all share-based payment arrangements for the six months ended June 30, 2016 and 2015 was $2,123,000 and $6,111,000, respectively. For the six months ended June 30, 2016 and 2015, we recorded net reductions of $934,000 and $7,411,000, respectively, of our federal and state income tax liability, with an offsetting credit to additional paid-in capital, resulting from the excess tax benefits of stock options.

8.	Net Income per Share

Basic net income per common share is computed by dividing the net income allocable to the common stockholders by the weighted average number of common shares outstanding during the period. The diluted income per share further includes any common shares available to be issued upon exercise of outstanding stock options if such inclusion would be dilutive.

The following table sets forth the computation of basic and diluted net income per common share (dollars in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(As Restated)		(As Restated)
Historical net income per share - Basic
Numerator:
Net income	$6,027	$9,413	$8,317	$15,280

Denominator:
Weighted average number of common shares outstanding	71,543,809	71,517,442	71,567,949	71,217,137

Basic net income per common share	$0.08	$0.13	$0.12	$0.21

Historical net income per share - Diluted
Numerator:
Net income	$6,027	$9,413	$8,317	$15,280

Denominator:
Weighted average number of common shares outstanding	71,543,809	71,517,442	71,567,949	71,217,137
Effect of dilutive stock options	2,509,741	3,961,207	2,713,889	4,037,911

Weighted average number of common shares outstanding	74,053,550	75,478,649	74,281,838	75,255,048

Diluted net income per common share	$0.08	$0.12	$0.11	$0.20

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

The following tables summarize our net revenue by product line, as well as the percentages of revenue by route to market (in thousands):

	Net Revenue by Product Line
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(As Restated)		(As Restated)
Subsys	$69,221	$79,267	$129,642	$146,729
Dronabinol SG Capsule	—	933	—	1,163

Total net revenue	$69,221	$80,200	$129,642	$147,892

	Percent of Revenue by Route to Market
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Pharmaceutical wholesalers	69%	99%	71%	99%
Specialty pharmaceutical retailers	31%	1%	29%	1%

	100%	100%	100%	100%

All our products are sold in the United States of America.

Product shipments to our four largest pharmaceutical wholesalers accounted for 18%, 17%, 16%, and 13% of total shipments and product shipments to one specialty pharmaceutical retailer accounted for 29% of total shipments for the six months ended June 30, 2016. Product shipments to our four largest pharmaceutical wholesalers accounted for 33%, 20%, 18% and 15% of total shipments for the six months ended June 30, 2015. Our four largest pharmaceutical wholesalers’ accounts receivable balances accounted for 23%, 18%, 15%, and 14% of gross accounts receivable and one specialty pharmaceutical retailers’ accounts receivable balance accounted for 20% of gross accounts receivable balance as of June 30, 2016. Our four largest pharmaceutical wholesalers’ accounts receivable balances accounted for 35%, 20%, 18% and 12% of gross accounts receivable as of June 30, 2015.

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

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects, and the factors affecting our future performance; plans and objectives of management; that ESI and other PBM formulary changes relative to Subsys may have a material impact on future net revenue; our intent to file an IND application for the treatment of epilepsy with cannabidiol in 2016; the sufficiency of our manufacturing capacity; the beneficial attributes of our dronabinol product candidates; that sales and marketing and research and development costs will be our largest categories of expenses; that sales and marketing expenses will fluctuate on changes in Subsys net revenue; our likely inability to grow full-year 2016 Subsys revenue at similar levels compared to 2015; that we will experience future declines in Subsys revenue for the remainder of 2016 when compared to prior quarters in 2015; our development of different dronabinol delivery systems; our anticipated timing of the commercial launch of Syndros; the source and sufficiency of our liquidity our capital resources to fund our operations; possible capital raising transactions we may pursue; that research and development and operating costs will increase; that our investments in our sales and research and development infrastructure will result in increased sales; accounting estimates and the impact of new or recently issued accounting pronouncements; that cash flows from operations will increase as a result of any increased sales of Subsys; trends in restrictions and impediments relating to reimbursement policies imposed by pharmacy benefit managers; the impact of pending litigation and our strategy relating thereto; our exposure to interest rate changes and market risks relating to our investments. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements. All forward-looking statements in this Form 10-Q/A are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations as described from time to time in our SEC reports, including those risks outlined under “Risk Factors” in Item 1A of our Form 10-K for the year ended December 31, 2015. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Form 10-Q/A. You should carefully consider these risk and uncertainties described and other information contained in the reports we file with or furnish to the SEC before making any investment decision with respect to our securities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements including, but are not limited to, the following:

•	the impact of ongoing regulatory review of Subsys and other product candidates that receive regulatory approval;

•	our dependence on sales of Subsys;

•	market acceptance, including by third-party payors, of our products;

•	the unpredictability and regulation surrounding the reimbursement of Subsys;

•	the success of our sales and marketing strategies;

•	our ability to manage growth in our business;

•	manufacturing failures;

•	challenges relating to our operation of a second dronabinol manufacturing facility;

•	our limited manufacturing capabilities and our reliance on third parties in our product supply chain;

•	delays in manufacturing or interruption of our sublingual spray delivery system;

•	competition;

•	our ability to achieve and maintain adequate levels of third-party payor and reimbursement coverage for sales of our products;

•	our reliance on wholesale pharmaceutical distributors for sales of our products through to the retail distribution channel;

•	our reliance on third parties for the performance of services relating to Subsys, including invoicing, storage and transportation;

•	our ability to develop a pipeline of product candidates;

•	our failure to obtain or maintain Schedule III classification for our dronabinol product candidates;

•	failure of our clinical trials to demonstrate acceptable levels of safety and efficacy;

•	expenses, delays, changes and terminations that could adversely affect the design and implementation of our clinical trials;

•	reliance on third parties to conduct and oversee our clinical trials;

•	acceptance by the FDA our data from our clinical trials conducted outside the United States;

•	risks and uncertainties associated with starting materials sourced from India;

•	our ability to meet Section 505(b)(2) regulatory approval pathways or requirements for our product candidates;

•	annual DEA quotas on the amount of dronabinol allowed to be produced in the United States;

•	our failure to successfully acquire, develop or market additional product candidates;

•	our ability to retain key management and other personnel;

•	misconduct and improper activities by our employees, prescribing physicians and other persons involved in the marketing and distribution of our products;

•	our ability to utilize our net operating loss and research and development tax credit carryforwards;

•	the adverse impacts of strategic transactions;

•	our exposure to product liability claims;

•	our ability to comply with environmental laws relating to our use of hazardous materials;

•	security system failures;

•	natural disasters;

•	our significant operating expenses and need for potential additional funding;

•	our failure to comply with federal and state healthcare laws, including fraud and abuse and health information privacy and security laws;

•	undesirable side effects of our products and the potential for post-approval regulatory action relating to such side effects;

•	the impact of changes in policies and funding resulting from healthcare reform measures, including the impact on the funding, staffing and leadership of the FDA and other agencies;

•	the impact of future sales of our common stock or securities convertible into our common stock;

•	heightened attention on the use of opioids, including government litigation, changes in policies, and legislation at the federal and local level;

•	our ability to obtain and enforce patent rights or other intellectual property rights that cover our products and product candidates;

•	costs of litigation and our ability to protect our intellectual property rights;

•	our exposure to litigation relating to infringement suits against us;

•	our exposure to claims that our employees or independent contractors have wrongfully used or disclosed to us trade secrets of their other clients or former employers;

•	our compliance with the procedural, document submission, fee payment and other requirements needed to apply for patents;

•	control over the Company by its founder, Executive Chairman and principal stockholder;

•	fluctuation in the price of our common stock;

•	our ability to maintain and improve our financial controls and related compliance with SEC and stock exchange listing standards;

•	lack of, or inaccurate, published research about us;

•	the impact of future sales of our common stock or securities convertible into our common stock;

•	the effect of anti-takeover provisions in our charter documents and under Delaware law;

•	the impact of our exemptions from certain Nasdaq independence rules because of our status as a “controlled company”; and

•	our intention to not pay dividends in the foreseeable future.

Additionally, there may be other risks that are otherwise described from time to time in the reports that we file with the SEC. Any forward-looking statements in this report should be considered in light of various important factors, including the risks and uncertainties listed above, as well as others.

Restatement of Previously Issued Financial Statements

As discussed in Note 1 to the accompanying unaudited condensed consolidated financial statements, this Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement adjustments made to the previously reported unaudited condensed consolidated financial statements for the three and six month periods ended June 30, 2016 and 2015 related to accounting for rebate obligations on government payer and managed care contracts. In addition, we previously recorded an out-of-period adjustment related to stock option modifications during the three months ended March 31, 2016 that related to the fourth quarter of 2015, and we previously recorded an out-of-period adjustment related to the income tax deductibility portion of an accrued litigation award during the three months ended December 31, 2016 that related to three months ended June 30, 2015. Management assessed the impact of these errors on our prior unaudited condensed consolidated financial statements and concluded that the impact was material to these unaudited condensed consolidated financial statements. In order to correctly present net revenue, operating expenses, and income tax expense in the appropriate periods during 2016 and 2015, our unaudited condensed consolidated financial statements as of the quarters ended June 30, 2016 and 2015, and for the three and six month periods ended June 30, 2016 and 2015, have been restated. For additional information and a detailed discussion of the restatement, see “Explanatory Note” and the section entitled “Restatement of Financial Statements” in Note 1 to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this Amended Form 10-Q.

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

Third Party Payer Interactions and Government Programs Associated with Reimbursement. Our interaction with third-party payers is critical to the success of our business and financial condition. Our relationships with these third-party payers evolves on a regular basis and is often difficult to predict. By way of example, from time to time, third-party payers modify which drugs they choose to reimburse. For instance, on or around August 1, 2014, ESI officially released its exclusion list of drugs, effective January 1, 2015, in connection with its national preferred formulary. Our product, Subsys, was included on this exclusion list. ESI is a large PBM that administers prescription drug benefits for employers and health plans and runs large mail-order pharmacies. While ESI, like most PBMs, has an exception process that physicians may pursue to have an off-formulary, medically necessary drug covered for patients, this decision will make it difficult for many patients covered through an ESI administered plan to have Subsys covered by insurance. The ESI formulary change did not have a material impact on our net revenue during the three and six months ended June 30, 2016; however, other PBMs may take similar actions and this action by ESI may have a material impact on our net revenue in the future. As we have in the past, we will continue working with other PBMs to evaluate price increases and to communicate with managed care and health-system decision-makers to ensure a balanced approach, which takes into account the clinical performance and efficacy of our products.

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

Product Development and Related Regulatory Processes. Our operating results will also depend significantly on our research and development activities and related regulatory developments. Our research and development expenses were $41.9 million and $28.4 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, we had 78 full-time research and development personnel. We expect research and development expenses to increase as we continue our planned preclinical studies and clinical trials for our product candidates, particularly our proprietary cannabinoid product candidates, including Syndros, and sublingual spray product candidates. We do not expect to realize net revenues from all of these research and development initiatives in the near term and may never realize net revenues from these investments. Due to the risks inherent in conducting preclinical studies and clinical trials, the regulatory approval process and the costs of preparing, filing and prosecuting patent applications, our development completion dates and costs will vary significantly for each product candidate and are very difficult to estimate. The lengthy process of seeking regulatory approvals and the subsequent compliance with applicable regulations require the expenditure of substantial additional resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals or acceptable DEA classifications for our product candidates, in particular those related to Syndros, could cause our research and development expenditures to increase significantly and, in turn, have a material adverse effect on our results of operations.

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

The following table provides a breakdown of our research and development expenses during the six months ended June 30, 2016 and 2015 (in millions):

	Six Months Ended June 30,
	2016	2015
	(As Restated)
Cannabidiol	$8.4	$10.3
Buprenorphine	7.2	0.7
Fentanyl	3.2	0.3
LEP-ETU and IL-13	2.2	2.0
Naloxone	1.8	0.8
Dronabinol	1.7	2.6
Ondansetron	0.8	0.9
Other	0.8	0.3
Buprenorphine/Naloxone	0.6	1.8
Sildenafil	0.4	0.2
Internal research and development costs	14.8	8.5

Total research and development expenses	$41.9	$28.4

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

Charges Related to Litigation Award and Settlements

Charges related to litigation award and settlements for the six months ended June 30, 2015 represent a legal accrual of $10.3 million related to our dispute with Dr. Kottayil. There was no similar expense for the six months ended June 30, 2016. See Note 6 of the Notes to our Unaudited Condensed Consolidated Financial Statements for a discussion of our ongoing dispute with Dr. Kottayil.

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

	Three Months Ended June 30,
	2016	2015
	(As Restated)
Net revenue	100.0%	100.0%
Cost of revenue	9.1	10.4

Gross profit	90.9	89.6

Operating expenses:
Sales and marketing	28.4	27.3
Research and development	33.1	22.2
General and administrative	20.1	19.1
Charges related to litigation award and settlements	—	2.9

Total operating expenses	81.6	71.5

Operating income	9.3	18.1

Other income (expense):
Interest income	0.4	0.1
Other income (expense), net	—	—

Total other income (expense)	0.4	0.1

Income before income taxes	9.7	18.2
Income tax expense	1.0	6.5

Net income	8.7%	11.7%

Net Revenue. Net revenue decreased $11.0 million, or 14%, to $69.2 million for the three months ended June 30, 2016, compared to $80.2 million for the three months ended June 30, 2015. The decrease in net revenue was primarily attributable to a decrease in net revenue of Subsys, which was the result of a 23.5% decrease in Subsys shipments to pharmaceutical wholesalers and specialty pharmaceutical retailers for the three months ended June 30, 2016 due primarily to reduced demand for Subsys, as compared to the three months ended June 30, 2015, partially offset by an 11.1% increase in net sales price, which was impacted by price increases in January 2015, July 2015, and January 2016, combined with changes in mix of prescribed dosages and changes in provisions for wholesaler discounts, patient discounts, rebates and returns. Provisions for patient discounts, wholesaler discounts, rebates, and returns were $24.0 million $9.2 million, $9.3 million and $0.5 million, respectively, or 38.3% on a combined basis of gross revenue from the sale of Subsys for the three months ended June 30, 2016, compared to $14.4 million, $10.4 million, $13.4 million and $0.5 million, respectively, or 32.5% on a combined basis of gross revenue from the sale of Subsys for the three months ended June 30, 2015. The increase in product sales allowances was primarily attributable to higher volumes of patient assistance during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. As described in “Factors Affecting Our Performance – Approved Product Sales”, the continuing sensitivity by some healthcare professionals to prescribe, and pharmacies to dispense, opioids, scrutiny by third party payers and governmental agencies, and ongoing state and federal investigations, and media reports related thereto will likely result in our inability to grow full-year Subsys revenue at similar levels when compared to 2015. In addition, we anticipate that we will experience future declines in Subsys revenue for the remainder of 2016 when compared to prior quarters in 2015.

There was no net revenue from the sales of Dronabinol SG Capsule during the three months ended June 30, 2016, compared to $0.9 million during the three-month period ended June 30, 2015. We will not generate any revenue from the sale of Dronabinol SG Capsule in future periods.

Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue decreased $2.0 million to $6.3 million for the three months ended June 30, 2016 compared to $8.3 million for the three months ended June 30, 2015. The decrease in cost of revenue was primarily attributable to the decrease in sales of Subsys during the three months ended June 30, 2016. Gross profit decreased $9.0 million to $62.9 million for the three months ended June 30, 2016 compared to $71.9 million for the three months ended June 30, 2015 due primarily to the decrease in sales of Subsys. Gross margin for the three months ended June 30, 2016 was approximately 91% compared to approximately 90% for the three months ended June 30, 2015.

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

Charges Related to Litigation Award and Settlements. Charges related to litigation award and settlements for the three months ended June 30, 2015 represents a $2.3 million legal expense accrual associated with our dispute with Dr. Kottayil. There was no similar expense for the three months ended June 30, 2016. See Note 6 of the Notes to our Unaudited Condensed Consolidated Financial Statements for a discussion on our ongoing dispute with Dr. Kottayil.

Income Tax Expense. Provision for income taxes was $0.7 million for the three months ended June 30, 2016, representing an effective tax rate of 10%, as compared to $5.2 million for the three months ended June 30, 2015, representing an effective tax rate of 35.8%. The decrease in the effective rate for the period ended June 30, 2016 compared with the same period in the previous year is due principally to increased benefit of tax credits. As of June 30, 2016, we had approximately $1.1 million of federal and $268.6 million of state net operating loss carry forwards.

We had unrecognized tax benefits of approximately $9.8 million as of June 30, 2016, primarily associated with tax positions taken in prior year. No significant penalties and $0.4 million of interest are included in income taxes and accounted for on the balance sheet related to unrecognized tax positions.

Comparison of Six Months Ended June 30, 2016 to Six Months Ended June 30, 2015

The following table presents certain selected consolidated financial data for the six months ended June 30, 2016 and 2015 expressed as a percentage of net revenue:

	Six Months Ended June 30,
	2016	2015
	(As Restated)
Net revenue	100.0%	100.0%
Cost of revenue	8.4	9.9

Gross profit	91.6	90.1

Operating expenses:
Sales and marketing	30.5	29.0
Research and development	32.3	19.2
General and administrative	22.1	19.3
Charges related to litigation award and settlements	—	7.0

Total operating expenses	84.9	74.5

Operating income	6.7	15.6

Other income (expense):
Interest income	0.4	0.2
Other income (expense), net	—	—

Total other income (expense)	0.4	0.2

Income before income taxes	7.1	15.8
Income tax expense	0.7	5.5

Net income	6.4%	10.3%

Net Revenue. Net revenue decreased $18.3 million, or 12%, to $129.6 million for the six months ended June 30, 2016, compared to $147.9 million for the six months ended June 30, 2015. The decrease in net revenue was attributable to a decrease in net revenue of Subsys, which was the result of a 27.7% decrease in Subsys shipments to pharmaceutical wholesalers and specialty pharmaceutical retailers for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, partially offset by a 15.3% increase in net sales price, which was impacted by price increases in January 2015, July 2015, and January 2016, combined with changes in mix of prescribed dosages and changes in provisions for wholesaler discounts, patient discounts, rebates and returns. Provisions for patient discounts, wholesaler discounts, rebates, and returns were $40.1 million, $15.9 million, $17.6 million and less than $0.1 million, respectively, or 36.2% on a combined basis of gross revenue from the sale of Subsys for the six months ended June 30, 2016, compared to $31.4 million, $18.8 million, $24.9 million and $1.1 million, respectively, or 34.0% on a combined basis of gross revenue from the sale of Subsys for the six months ended June 30, 2015. The increase in product sales allowances was primarily attributable to higher volumes of patient assistance. As described in “Factors Affecting Our Performance – Approved Product Sales”, the continuing sensitivity by some healthcare professionals to prescribe, and pharmacies to dispense, opioids, scrutiny by third party payers and governmental agencies, and ongoing state and federal investigations, and media reports related thereto will likely result in our inability to grow full-year Subsys revenue at similar levels when compared to 2015. In addition, we anticipate that we will experience future declines in Subsys revenue for the remainder of 2016 when compared to prior quarters in 2015.

There was no net revenue from the sales of Dronabinol SG Capsule during the six months ended June 30, 2016, compared to $1.2 million during the six-month period ended June 30, 2015. We will not generate any revenue from the sale of Dronabinol SG Capsule in future periods.

Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue decreased $3.8 million to $10.9 million for the six months ended June 30, 2016 compared to $14.7 million for the six months ended June 30, 2015. The decrease in cost of revenue was primarily attributable to the decrease in sales of Subsys during the six months ended June 30, 2015. Gross profit decreased $14.5 million to $118.7 million for the six months ended June 30, 2016 compared to $133.2 million for the six months ended June 30, 2015 due primarily to the decrease in sales of Subsys. Gross margin for the six months ended June 30, 2016 was approximately 92% compared to approximately 90% for the six months ended June 30, 2015.

Sales and Marketing Expense. Sales and marketing expense decreased $3.4 million to $39.5 million for the six months ended June 30, 2016 compared to $42.9 million for the six months ended June 30, 2015. The decrease in sales and marketing expense was due primarily to the decrease in sales of Subsys.

Research and Development Expense. Research and development expense increased $13.5 million to $41.9 million for the six months ended June 30, 2016, compared to $28.4 million for the six months ended June 30 2015. The increase in research and development expense was due primarily to an increase in research and development personnel and to clinical and development expenses incurred during 2016 related to growing our product pipeline.

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

Charges Related to Litigation Award and Settlements. Charges related to litigation award and settlements for the six months ended June 30, 2015 represents a $10.3 million legal expense accrual associated with our dispute with Dr. Kottayil, There was no similar expense for the six months ended June 30, 2016. See Note 6 of the Notes to our Unaudited Condensed Consolidated Financial Statements for a discussion on our ongoing dispute with Dr. Kottayil.

Income Tax Expense. Provision for income taxes was $0.9 million for the six months ended June 30, 2016, representing an effective tax rate of 9.8%, as compared to $8.1 million for the six months ended June 30, 2015, representing an effective tax rate of 34.5%. As of June 30, 2016, we had approximately $1.1 million of federal and $268.6 million of state net operating loss carry forwards.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in millions):

	Six Months Ended June 30,
	2016	2015
	(As Restated)
Net cash provided by operating activities	$8.3	$32.5
Net cash used in investing activities	(7.1)	(31.6)
Net cash (used in) provided by financing activities	(11.4)	15.0

Net increase (decrease) in cash and cash equivalents	(10.2)	15.9
Cash and cash equivalents, beginning of period	79.5	58.1

Cash and cash equivalents, end of period	$69.3	$74.0

Cash Flows From Operating Activities. Net cash provided by operating activities was $8.3 million and $32.5 million for the six months ended June 30, 2016 and 2015, respectively. The net cash provided during the six months ended June 30, 2016 primarily reflects the net income for the period driven by a reduction in Subsys net sales, adjusted in part by depreciation and amortization, stock-based compensation expense and is also impacted by changes in working capital.

Cash Flows From Investing Activities. Net cash used in investing activities was $7.1 million and $31.6 million for the six months ended June 30, 2016 and 2015, respectively, and consists primarily of the purchase of investments and property and equipment.

Cash Flows From Financing Activities. Net cash used in financing activities was $11.4 million for the six months ended June 30, 2016, as compared to net cash provided by financing activities of $15.0 million for the six months ended June 30, 2015. During the six months ended June 30, 2016, we expended approximately $16.1 million to repurchase shares of our common stock, partially offset by excess tax benefits on stock options and awards of $0.9 million, proceeds from the exercise of stock options of $2.1 million and proceeds from shares issued under our employee stock purchase plan of $1.6 million. During the six months ended June 30, 2015, we recorded excess tax benefits on stock options and awards of $7.4 million, proceeds from the exercise of stock options of $6.1 million and proceeds from shares issued under our employee stock purchase plan of $1.5 million.

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

The following table provides information about our available-for-sale securities that are sensitive to changes in interest rates. We have aggregated our available-for-sale securities for presentation purposes since they are all very similar in nature (dollar amounts in millions):

Interest Rate Sensitivity

Principal Amount by Expected Maturity as of June 30, 2016

	Financial instruments mature during year ended December 31,
	Remainder of 2016	2017	2018	2019	2020	Thereafter
CD’s and Available-for-sale securities	$59.4	$43.7	$16.4	$5.1	$—	$—
Weighted-average yield rate	0.26%	0.17%	0.12%	0.05%	—	—

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q/A. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, we did not have effective policies and procedures, or timely and effective reviews by personnel at an appropriate level, for accounting for stock options awards in accordance with GAAP. In addition, as discussed in Note 1 to the accompanying unaudited condensed consolidated financial statements, we did not have effective policies and procedures, or timely and effective reviews by personnel at an appropriate level, for accounting for the rebates component of our product sales allowances. We did not have controls designed to validate the completeness and accuracy of underlying data used in the determination of these significant estimates. Overall, the management in the finance and accounting group did not display adequate tone at the top with respect to judgment and rigor required to resolve the accounting for the rebates component of our product sales allowances. As a result, our Interim Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q/A, because of material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective. To address these material weaknesses, we have taken steps to address the underlying causes of these material weaknesses as described further below under “Remediation Efforts to Address Material Weaknesses in Internal Control over Financial Reporting.” Accordingly, we believe that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A do fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

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

Share Repurchase Program

On November 5, 2015, we announced a stock repurchase program which authorizes up to $50 million in repurchases of common stock. This program was effective immediately and has no planned expiration date. The following table provides information regarding repurchases of our common stock during the three months ended June 30, 2016:

	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program ($)
April 1 - 30, 2016	67,450	$14.79	67,450	$19,192,224
May 1 - 31, 2016	134,700	13.00	134,700	17,441,636
June 1 - 30, 2016	0	—	0	17,441,636

Total	202,150	$13.60	202,150	$17,441,636

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

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
Interim Chief Executive Officer and Chief Medical Officer (Principal Executive Offier)

	By:	/s/ Darryl S. Baker
Darryl S. Baker
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Insys Therapeutics, Inc. (1)

3.2	Amended and Restated Bylaws of Insys Therapeutics, Inc. (2)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (3)

4.1	Form of Common Stock Certificate of Registrant (4)

4.2	Rights Agreement, dated August 15, 2014 between Insys Therapeutics, Inc. and Computershare Trust Company, N.A. (5)

10.1	Amendment to Manufacturing and Supply Agreement, dated as of July 14, 2016, by and between the Registrant and DPT Lakewood, LLC (previously filed)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, and incorporated herein by reference.

(2)	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 9, 2016, and incorporated herein by reference.

(3)	Previously filed as 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 18, 2014 and incorporated herein by reference.

(4)	Previously filed as 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.

(5)	Previously filed as 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 18, 2014 and incorporated herein by reference.