Form 10-Q/A
period 2016-09-30
Insys Therapeutics, Inc.
filed 2017-04-07
CIK 1516479

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

Explanatory Note

Overview

Insys Therapeutics, Inc. (“we,” “us,” and “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (the “Amended Form 10-Q”) to restate and amend our previously issued, unaudited condensed consolidated financial statements and related financial information as of September 30, 2016 and 2015 and for the three and nine month periods ended September 30, 2016 and 2015, which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 3, 2016 (the “Original Form 10-Q”).

As discussed in further detail below and in Note 1 to the accompanying unaudited condensed consolidated financial statements, the restatement is the result of our misapplication of the guidance on accounting for revenue recognition related to accounting for rebate obligations on government payer and managed care contracts. In addition, we had previously recorded out-of-period adjustments during the nine months ended September 30, 2016. We assessed the impact of these errors on our prior period unaudited condensed consolidated financial statements and concluded that the impact was material to these unaudited condensed consolidated financial statements. Consequently, we have restated the prior period unaudited condensed consolidated financial statements identified above.

Background

On March 15, 2017, we issued a press release announcing that the Audit Committee of our Board of Directors was conducting an independent review of our processes related to estimation of, and increases to, certain sales allowances recorded during 2016. The Audit Committee determined, upon the recommendation of our management, that we had miscalculated our rebate obligation on government payer and managed care contracts. We reversed the out-of-period adjustment previously recorded during the three months ended September 30, 2016 related to rebate obligation on government payer and managed care contracts that related to prior periods. We also reversed an out-of-period adjustment related to a stock option modification previously recorded during the three months ended March 31, 2016 that related to the fourth quarter of 2015. This resulted in a decrease in operating expenses of $1,500,000 for the nine months ended September 30, 2016 and a corresponding increase in operating expenses during the three months ended December 31, 2015. We also reversed an out-of-period adjustment of $834,000 recorded during the three months ended December 31, 2016 that related to the deductible interest portion of an accrued litigation award recognized during the three months ended June 30, 2015. This resulted in an increase in income tax expense of $834,000 for the three months ended December 31, 2016 and a corresponding decrease in income tax expense for the nine months ended September 30, 2015.

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

This Amended Form 10-Q amends and restates in its entirety each section of the Original Form 10-Q impacted as a result of the restatement and includes certain restated information for the three and nine month periods ended September 30, 2016 and 2015. Each section that has been restated is noted in Note 1 to the financial statements. This Amended Form 10-Q has not been updated to reflect events occurring after November 3, 2016, the date of the filing of the Original Form 10-Q. Therefore, this Amended Form 10-Q should be read in conjunction with filings we have made with the SEC subsequent to November 3, 2016.

Restatement of Other Financial Statements

In addition to the restated financial information for the three and nine month periods ended September 30, 2016 and 2015, included in this Amended Form 10-Q, we are restating our unaudited condensed consolidated financial statements and related disclosures for the periods ended June 30, 2016 and 2015, and March 31, 2016 and 2015. Concurrently with this filing, we are filing the following amended Quarterly Reports on Form 10-Q/A with respect to these periods to address the corrections:

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

Our Annual Report on Form 10-K for the years ended December 31, 2016 (the “2016 Form 10-K”) included revised audited results as of and for the years ended December 31, 2015 and 2014, as well as restated unaudited condensed consolidated financial information for the quarterly periods in 2016 and 2015. Our consolidated financial statements as of and for the years ended December 31, 2015 and 2014 included in the 2016 Form 10-K have been revised from the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Disclosure Controls and Procedures

Based on our evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), our management concluded that, as of September 30, 2016, our internal control over financial reporting was not effective because of the identification of an additional material weakness in the design and operation of our internal control over financial reporting relating specifically to the lack of effective policies and procedures, or timely and effective reviews by personnel at an appropriate level, for accounting for the rebates component in our product sales allowances in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). We did not have controls designed to validate the completeness and accuracy of underlying data used in the determination of these significant estimates. Overall, the management in the finance and accounting group did not display adequate tone at the top with respect to judgment and rigor required to resolve the accounting for the rebates component of our product sales allowances. For a discussion of management’s consideration of the material weakness identified, see Part I, Item 4: Controls and Procedures included in this Amended Form 10-Q.

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

Abbreviated Term	Defined Term

ANDA	Abbreviated New Drug Application
API	Active pharmaceutical ingredient
Aptar	AptarGroup, Inc.
ASU	Accounting Standards Update
ATRA	American Taxpayer Relief Act of 2012
AUC	Area under the curve
AVC	Assurance of Voluntary Compliance
BTCP	Breakthrough cancer pain
Catalent	Catalent Pharma Solutions, LLC
CBD	Synthetic cannabidiol
cGMP	Current Good Manufacturing Practices
CID	Civil Investigative Demand
CINV	Chemotherapy-induced nausea and vomiting
CMS	Centers for Medicare & Medicaid Services
CRO	Contract Research Organization
CSA	Federal Controlled Substances Act of 1970
DEA	U.S. Drug Enforcement Administration
DPT	DPT Lakewood, LLC
ERP	Enterprise Resource Planning
ESI	Express Scripts, Inc.
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
FDCA	Federal Food, Drug, and Cosmetic Act
FSS	Federal Supply Schedule
GAO	Government Accountability Office
GCP	Good Clinical Practices
GI	Gastrointestinal
GLP	Good Laboratory Practices
HHS	U.S. Department of Health and Human Services
HIPAA	Health Insurance Portability and Accountability Act of 1996
HITECH	Health Information Technology for Economic and Clinical Health Act of 2009
IMS	IMS Health
IND	Investigational New Drug Application
Insys Pharma	Insys Pharma, Inc.
Insys Therapeutics	Insys Therapeutics, Inc.
IPO	Initial public offering
IPR	Inter Partes Review
IRB	Institutional Review Board
JOBS Act	Jumpstart Our Business Startups Act of 2012
MMA	Medicare Prescription Drug, Improvement, and Modernization Act of 2003
Mylan	Mylan Pharmaceuticals, Inc.
NDA	New Drug Application
NeoPharm	NeoPharm, Inc.
NOL	Net operating loss carryforward
NRV	Net Realizable Value
NSAID	Non-steroidal anti-inflammatory drug
Orange Book	FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations
ODOJ	Oregon Department of Justice

PBM	Pharmacy Benefit Managers
PDEs	Prescription Drug Events
PDMA	Prescription Drug Marketing Act
PDUFA	Prescription Drug User Fee Act
PK	Pharmacokinetics
PPACA	Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010
QSR	FDA’s Quality System Regulation
REMS	Risk Evaluation and Mitigation Strategy
RLD	Reference listed drug
SEC	U.S. Securities and Exchange Commission
THC	Delta-9-tetrahydrocannabinol
TIRF	Transmucosal immediate-release fentanyl
TIRF REMS	Transmucosal immediate release fentanyl risk evaluation and mitigation strategy
USAO	United States Attorney Office
U.S. GAAP	Accounting Principles Generally Accepted in the United States of America
USPTO	United States Patent and Trademark Office
VC	Vomiting center

PART I: FINANCIAL INFORMATION

ITEM 1.	UNAUDITED FINANCIAL STATEMENTS

INSYS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2016 (unaudited)	December 31, 2015	September 30, 2015 (unaudited)
	(As Restated)		(As Restated)

Assets
Current Assets:
Cash and cash equivalents	$93,529	$79,515	$93,980
Short-term investments	76,122	79,576	61,490
Accounts receivable, net of allowances of $6,401, $8,367 and 8,715 at September 30, 2016, December 31, 2015 and September 30, 2015, respectively	33,561	47,272	30,437
Inventories, net	27,982	41,715	39,374
Prepaid expenses and other current assets	4,636	3,973	5,842

Total current assets	235,830	252,051	231,123
Property and equipment, net	41,267	38,382	36,748
Long-term investments	47,524	43,219	31,848
Deferred income tax assets, net	24,101	17,607	15,265
Other assets	7,505	26	26

Total assets	$356,227	$351,285	$315,010

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$18,774	$35,611	$22,445
Accrued compensation	7,697	10,225	10,189
Accrued sales allowances	41,859	35,033	31,855
Accrued litigation award and settlements	9,567	9,567	9,567

Total current liabilities	77,897	90,436	74,056
Uncertain income tax position	7,608	8,544	7,831

Total liabilities	85,505	98,980	81,887

Commitments and contingencies (Note 6)	—	—	—

Stockholders’ Equity:
Preferred stock (par value $0.01 per share; 10,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2016, December 31, 2015 and September 30, 2015, respectively)	—	—	—
Common stock (par value $0.01 per share; 100,000,000 shares authorized; 71,754,938, 71,907,858 and 71,821,175 shares issued and outstanding as of September 30, 2016, December 31, 2015 and September 30, 2015, respectively)	718	719	720
Additional paid in capital	253,783	246,685	245,459
Unrealized gain (loss) on available-for-sale securities	(74)	(152)	33
Notes receivable from stockholders	(21)	(21)	(21)
Retained earnings (accumulated deficit)	16,316	5,074	(13,068)

Total stockholders’ equity	270,722	252,305	233,123

Total liabilities and stockholders’ equity	$356,227	$351,285	$315,010

See accompanying notes to unaudited condensed consolidated financial statements.

INSYS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(As Restated)		(As Restated)
Net revenue	$57,773	$88,517	$187,415	$236,410
Cost of revenue	4,677	7,707	15,588	22,387

Gross profit	53,096	80,810	171,827	214,023

Operating expenses:
Sales and marketing	16,662	19,217	56,153	62,119
Research and development	16,516	12,322	58,440	40,720
General and administrative	17,653	12,580	46,275	41,111
Charges related to litigation award and settlements	—	312	—	10,616

Total operating expenses	50,831	44,431	160,868	154,566

Operating income (loss)	2,265	36,379	10,959	59,457

Other income:
Interest income	281	128	762	360
Other income (expense), net	—	(37)	44	(8)

Total other income	281	91	806	352

Income before income taxes	2,546	36,470	11,765	59,809
Less: income tax expense (benefit)	(379)	11,840	523	19,898

Net income	2,925	24,630	11,242	39,911
Unrealized gain (loss) on available-for-sale securities	(158)	50	78	57

Total comprehensive income	$2,767	$24,680	$11,320	$39,968

Net income per common share:
Basic	$0.04	$0.34	$0.16	$0.56

Diluted	$0.04	$0.32	$0.15	$0.53

Weighted average common shares outstanding
Basic	71,640,536	71,905,183	71,592,145	71,446,485

Diluted	74,328,963	75,991,330	74,545,823	75,542,173

See accompanying notes to unaudited condensed consolidated financial statements.

INSYS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(unaudited)

				Unrealized	Notes
			Additional	Gain (Loss) on	Receivable
	Common Stock		Paid in	Available-For-Sale	From	Retained
	Shares	Amount	Capital	Securities	Stockholders	Earnings	Total
Balance at December 31, 2015	71,907,858	$719	$246,685	$(152)	$(21)	$5,074	$252,305
Exercise of stock options	557,558	6	3,469	—	—	—	3,475
Issuance of common stock- employee stock purchase plan	132,597	1	1,575	—	—	—	1,576
Excess tax benefits on stock options and awards	—	—	675	—	—	—	675
Stock based compensation - stock options and awards	—	—	17,471	—	—	—	17,471
Unrealized gain on available-for-sale securities	—	—	—	78	—	—	78
Repurchase of common stock	(843,075)	(8)	(16,092)	—	—	—	(16,100)
Net income	—	—	—	—	—	11,242	11,242

Balance at September 30, 2016 (As Restated)	71,754,938	$718	$253,783	$(74)	$(21)	$16,316	$270,722

				Unrealized	Notes
			Additional	Gain (Loss) on	Receivable
	Common Stock		Paid in	Available-For-Sale	From	Accumulated
	Shares	Amount	Capital	Securities	Stockholders	Deficit	Total
Balance at December 31, 2014	70,702,688	$707	$215,507	$(24)	$(21)	$(52,979)	$163,190
Exercise of stock options	1,206,307	12	7,350	—	—	—	7,362
Issuance of common stock- employee stock purchase plan	88,889	1	1,478	—	—	—	1,479
Excess tax benefits on stock options and awards	—	—	8,857	—	—	—	8,857
Stock based compensation - stock options and awards	—	—	12,267	—	—	—	12,267
Unrealized gain on available-for-sale securities	—	—	—	57	—	—	57
Net income	—	—	—	—	—	39,911	39,911

Balance at September 30, 2015 (As Restated)	71,997,884	$720	$245,459	$33	$(21)	$(13,068)	$233,123

See accompanying notes to unaudited condensed consolidated financial statements.

INSYS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2016	2015
	(As Restated)
Cash flows from operating activities:
Net income	$11,242	$39,911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,534	3,825
Stock-based compensation	17,471	12,267
Deferred income tax benefit	(6,494)	(2,572)
Loss on disposal of assets	—	41
Excess tax benefits on stock options and awards	(675)	(8,857)
Amortization of investment discount	1,592	858
Changes in operating assets and liabilities:
Accounts receivable	13,711	(6,935)
Inventories	6,253	(1,275)
Prepaid expenses and other current assets	(662)	(524)
Accounts payable, accrued expenses and other current liabilities	(12,799)	28,877
Accrued litigation award and settlements	—	9,423

Net cash provided by operating activities	34,173	75,039

Cash flows from investing activities:
Purchase of investments	(85,482)	(84,036)
Proceeds from sales of investments	7,146	11,595
Proceeds from maturities of investments	75,971	26,321
Purchases of property and equipment	(7,420)	(10,743)

Net cash used in investing activities	(9,785)	(56,863)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,576	1,479
Excess tax benefits on stock options and awards	675	8,857
Proceeds from exercise of stock options	3,475	7,362
Repurchase of common stock	(16,100)	—

Net cash provided by (used in) financing activities	(10,374)	17,698

Change in cash and cash equivalents	14,014	35,874

Cash and cash equivalents, beginning of period	79,515	58,106

Cash and cash equivalents, end of period	$93,529	$93,980

Supplemental cash flow disclosures:
Cash paid for interest expense	$—	$—

Cash paid for income taxes	$9,254	$6,355

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

Restatement of Financial Statements

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q (the “Amended Form 10-Q”) to restate and amend our previously issued, unaudited condensed consolidated financial statements and related financial information as of September 30, 2016 and 2015 and for the quarters ended September 30, 2016 and 2015, which was originally filed with the U.S. Securities and Exchange Commission on November 3, 2016 (the “Original Form 10-Q”).

The restatement is the result of a misapplication of the accounting guidance in Accounting Standards Codification (“ASC”) No. 605, “Revenue Recognition” related to accounting for rebate obligations on government payer and managed care contracts. We reversed the out-of-period adjustment previously recorded during the three months ended September 30, 2016 related to rebate obligation on government payer and managed care contracts that related to prior periods. We also reversed an out-of-period adjustment related to a stock option modification previously recorded during the three months ended March 31, 2016 that related to the fourth quarter of 2015. This resulted in a decrease in operating expenses of $1,500,000 for the nine months ended September 30, 2016 and a corresponding increase in operating expenses during the three months ended December 31, 2015. We also reversed an out-of-period adjustment of $834,000 recorded during the three months ended December 31, 2016 that related to the deductible interest portion of an accrued litigation award recognized during the three months ended June 30, 2015. This resulted in an increase in income tax expense of $834,000 for the three months ended December 31, 2016 and a corresponding decrease in income tax expense for the nine months ended September 30, 2015. We assessed the impact of these errors on our prior unaudited condensed consolidated financial statements and concluded that the impact was material to these unaudited condensed consolidated financial statements. In order to correctly present net revenue, operating expenses and income tax expense in the appropriate period during 2016 and 2015, we have restated the unaudited condensed consolidated financial information included herein.

We also reclassified certain prior period amounts to conform with current period presentation.

Effects of Restatement on Previously Filed September 30, 2016 Form 10-Q

The effect of the restatement on the previously filed unaudited condensed consolidated balance sheets as of September 30, 2016 and 2015 is as follows, in thousands:

	September 30, 2016				September 30, 2015
	As Reported	Reclassification Adjustments	Restatement Adjustments	As Restated	As Reported	Reclassification Adjustments	Restatement Adjustments	As Restated
Accounts receivable, net	$33,911	$(350)	$—	$33,561	$30,475	$(38)	$—	$30,437
Prepaid expenses and other current assets	3,684	1,261	(309)	4,636	5,842	—	—	5,842
Deferred income tax assets, net	—	—	—	—	5,472	(5,472)	—	—
Total current assets	235,228	911	(309)	235,830	236,633	(5,510)	—	231,123
Deferred income tax assets, net	21,609	—	2,492	24,101	8,822	5,472	971	15,265
Total assets	353,133	911	2,183	356,227	314,077	(38)	971	315,010
Accounts payable and accrued expenses	17,513	1,261	—	18,774	24,196	—	(1,751)	22,445
Accrued sales allowances	41,854	(350)	355	41,859	25,607	(38)	6,286	31,855
Total current liabilities	76,631	911	355	77,897	69,559	(38)	4,535	74,056
Uncertain income tax position	7,699	—	(91)	7,608	7,913	—	(82)	7,831
Total liabilities	84,330	911	264	85,505	77,472	(38)	4,453	81,887
Additional paid in capital	253,781	—	2	253,783	245,463	—	(4)	245,459
Retained earnings (accumulated deficit)	14,399	—	1,917	16,316	(9,590)	—	(3,478)	(13,068)
Total stockholders’ equity	268,803	—	1,919	270,722	236,605	—	(3,482)	233,123
Total liabilities and stockholders’ equity	$353,133	$911	$2,183	$356,227	$314,077	$(38)	$971	$315,010

The effect of the restatement on the previously filed unaudited condensed consolidated statements of income and comprehensive income for the three months ended September 30, 2016 and 2015 is as follows, in thousands (except share and per share data):

	Three Months Ended September 30, 2016				Three Months Ended September 30, 2015
	As Reported	Reclassification Adjustments	Restatement Adjustments	As Restated	As Reported	Reclassification Adjustments	Restatement Adjustments	As Restated
Net revenue	$55,180	$—	$2,593	$57,773	$91,259	$—	$(2,742)	$88,517
Gross profit	50,503	—	2,593	53,096	83,552	—	(2,742)	80,810
General and administrative	17,653	—	—	17,653	13,681	(1,101)	—	12,580
Charges related to litigation award and settlements	—	—	—	—	(789)	1,101	—	312
Operating income (loss)	(328)	—	2,593	2,265	39,121	—	(2,742)	36,379
Income (loss) before income taxes	(47)	—	2,593	2,546	39,212	—	(2,742)	36,470
Less: income tax expense (benefit)	(237)	—	(142)	(379)	13,084	—	(1,244)	11,840
Net income	190	—	2,735	2,925	26,128	—	(1,498)	24,630
Total comprehensive income	$32	$—	$2,735	$2,767	$26,178	$—	$(1,498)	$24,680
Net income per common share:
Basic	$0.00	$—	$0.04	$0.04	$0.36	$—	$(0.02)	$0.34
Diluted	$0.00	$—	$0.04	$0.04	$0.34	$—	$(0.02)	$0.32

The effect of the restatement on the previously filed unaudited condensed consolidated statements of income and comprehensive income for the nine months ended September 30, 2016 and 2015 is as follows, in thousands (except share and per share data):

	Nine Months Ended September 30, 2016				Nine Months Ended September 30, 2015
	As Reported	Reclassification Adjustments	Restatement Adjustments	As Restated	As Reported	Reclassification Adjustments	Restatement Adjustments	As Restated
Net revenue	$184,263	$—	$3,152	$187,415	$239,663	$—	$(3,253)	$236,410
Gross profit	168,675	—	3,152	171,827	217,276	—	(3,253)	214,023
Research and development expenses	59,940	—	(1,500)	58,440	40,720	—	—	40,720
General and administrative	46,275	—	—	46,275	42,212	(1,101)	—	41,111
Charges related to litigation award and settlements	—	—	—	—	9,515	1,101	—	10,616
Total operating expenses	162,368	—	(1,500)	160,868	154,566	—	—	154,566
Operating income (loss)	6,307	—	4,652	10,959	62,710	—	(3,253)	59,457
Income (loss) before income taxes	7,113	—	4,652	11,765	63,062	—	(3,253)	59,809
Less: income tax expense (benefit)	134	—	389	523	21,596	—	(1,698)	19,898
Net income	6,979	—	4,263	11,242	41,466	—	(1,555)	39,911
Total comprehensive income	$7,057	$—	$4,263	$11,320	$41,523	$—	$(1,555)	$39,968
Net income per common share:
Basic	$0.10	$—	$0.06	$0.16	$0.58	$—	$(0.02)	$0.56
Diluted	$0.09	$—	$0.06	$0.15	$0.55	$—	$(0.02)	$0.53

The effect of the restatement on the previously filed condensed consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015 is as follows, in thousands:

	Nine Months Ended September 30, 2016				Nine Months Ended September 30, 2015
	As Reported	Reclassification Adjustments	Restatement Adjustments	As Restated	As Reported	Reclassification Adjustments	Restatement Adjustments	As Restated
Net income	$6,979	$—	$4,263	$11,242	$41,466	$—	$(1,555)	$39,911
Stock-based compensation	18,971	—	(1,500)	17,471	12,267	—	—	12,267
Deferred income tax benefit, net	(5,278)	—	(1,216)	(6,494)	(2,082)	1	(491)	(2,572)
Excess tax benefits on stock options and awards	(122)	—	(553)	(675)	(8,307)		(550)	(8,857)
Change in accounts receivable	14,548	(837)	—	13,711	(3,931)	(3,004)	—	(6,935)
Change in inventories	6,253	—	—	6,253	(4,593)	3,318	—	(1,275)
Change in prepaid expenses and other current assets	291	(1,262)	309	(662)	(280)	(278)	34	(524)
Change in accounts payable, accrued expenses and other current liabilities	(13,043)	2,100	(1,856)	(12,799)	26,902	(37)	2,012	28,877
Net cash provided by operating activities	34,725	1	(553)	34,173	75,589	—	(550)	75,039
Proceeds from sales of investments	7,147	(1)	—	7,146	11,595	—	—	11,595
Net cash used in investing activities	(9,784)	(1)	—	(9,785)	(56,863)	—	—	(56,863)
Excess tax benefits on stock options and awards	122	—	553	675	8,307	—	550	8,857
Net cash provided by (used in) financing activities	$(10,927)	$—	$553	$(10,374)	$17,148	$—	$550	$17,698

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

Accounts Receivable, Net. Trade accounts receivable are recorded at the invoice amount net of allowances for wholesaler discounts, prompt pay discounts, stocking allowances, and doubtful accounts. See “Revenue Recognition” above for a description of our wholesaler discounts, prompt pay discounts, stocking allowances and chargebacks. In the ordinary course of business, and consistent with industry practices, we may from time to time offer extended payment terms to our customers as an incentive for new product launches or in other circumstances. These extended payment terms do not represent a significant risk to the collectability of accounts receivable as of the period-end and are evaluated in accordance with ASC 605 — Revenue Recognition as applicable. We evaluate the collectability of our accounts receivable based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and historical experience. We write off accounts receivable against the allowance when a balance is determined to be uncollectable.

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

Investments consisted of the following at September 30, 2016 (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Other- Than- Temporary Impairment Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$59,874	$—	$—	$—	$59,874	$59,874	$—	$—
Money market securities	31,555	—	—	—	31,555	31,555	—	—
Certificates of deposit	24,792	—	—	—	24,792	—	12,261	12,531
Marketable securities:
Corporate securities	36,874	4	(45)	—	36,833	—	24,654	12,179
Federal agency securities	25,519	2	(19)	—	25,502	1,600	11,153	12,749
Municipal securities	38,635	10	(26)	—	38,619	500	28,054	10,065

Total marketable securities	101,028	16	(90)	—	100,954	2,100	63,861	34,993

	$217,249	$16	$(90)	$—	$217,175	$93,529	$76,122	$47,524

Investments consisted of the following at December 31, 2015 (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Other- Than- Temporary Impairment Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$55,987	$—	$—	$—	$55,987	$55,987	$—	$—
Money market securities	20,373	—	—	—	20,373	20,373	—	—
Certificates of deposit	26,223	—	—	—	26,223	—	16,637	9,586
Marketable securities:
Corporate securities	27,186	—	(68)	—	27,118	1,621	19,181	6,316
Federal agency securities	18,823	—	(65)	—	18,758	—	10,129	8,629
Municipal securities	53,870	16	(35)	—	53,851	1,534	33,629	18,688

Total marketable securities	99,879	16	(168)	—	99,727	3,155	62,939	33,633

	$202,462	$16	$(168)	$—	$202,310	$79,515	$79,576	$43,219

The amortized cost and estimated fair value of the marketable securities at September 30, 2016, by maturity, are shown below (in thousands):

	September 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Marketable securities:
Due in one year or less	$65,991	$65,961	$66,148	$66,094
Due after one year through 5 years	35,037	34,993	33,731	33,633
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	—	—

	$101,028	$100,954	$99,879	$99,727

The following table shows the gross unrealized losses and the fair value of our investments, with unrealized losses that are not deemed to be other-than-temporarily impaired aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2016 (in thousands):

	September 30, 2016				December 31, 2015
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Marketable securities:
Corporate securities	$32,617	$(45)	$—	$—	$25,137	$(68)	$—	$—
Federal agency securities	16,888	(19)	—	—	18,759	(65)	—	—
Municipal securities	22,746	(26)	—	—	22,981	(35)	—	—

	$72,251	$(90)	$—	$—	$66,877	$(168)	$—	$—

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

Our investments measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at September 30, 2016 and December 31, 2015 were as follows (in thousands):

	Fair Value Measurement at Reporting Date
	September 30, 2016	Quoted Prices in active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
Corporate securities	$36,833	$—	$36,333	$500
Federal agency securities	25,502	—	25,502	—
Municipal securities	38,619	—	38,619	—

Total assets measured at fair value	$100,954	$—	$100,454	$500

	Fair Value Measurement at Reporting Date
	December 31, 2015	Quoted Prices in active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
Corporate securities	$27,118	$—	$27,118	$—
Federal agency securities	18,758	—	18,758	—
Municipal securities	53,851	—	53,851	—

Total assets measured at fair value	$99,727	$—	$99,727	$—

The following table presents additional information about assets measured at fair value on a recurring basis and for which we utilize Level 3 inputs to determine fair value (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Convertible note
Balance, beginning of period	$500	$—		$—
Change in fair value	—	—	—	—
Purchases	—	—	500	—

Balance, end of period	$500	$—	$500	$—

5.	Inventories

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

The components of inventories, net of allowances, are as follows (in thousands):

	September 30, 2016	December 31, 2015
Finished goods	$11,154	$28,216
Work-in-process	8,784	7,018
Raw materials and supplies	8,044	6,481

Total inventories	27,982	41,715
Plus: non-current finished goods	7,480	—

	$35,462	$41,715

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

The following table sets forth our aggregate minimum purchase commitments with DPT and Aptar under these agreements (in thousands):

Years ending December 31,
Remainder of 2016	$1,685
2017	6,000
2018	7,500
2019	8,410
2020	8,550
Thereafter	4,330

Total	$36,475

7.	Stock-based Compensation

Amounts recognized in the condensed consolidated statements of income and comprehensive income with respect to our stock-based compensation plans were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
			(As Restated)
Research and development	$1,014	$573	$2,938	$1,362
General and administrative	7,385	3,747	14,533	10,905

Total cost of stock-based compensation	$8,399	$4,320	$17,471	$12,267

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

Cash received from option exercises under all share-based payment arrangements for the nine months ended September 30, 2016 and 2015 was $3,475,000 and $7,362,000, respectively. For the nine months ended September 30, 2016 and 2015, we recorded net reductions of $675,000 and $8,857,000 respectively, of our federal and state income tax liability, with an offsetting credit to additional paid-in capital, resulting from the excess tax benefits of stock options.

8.	Net Income per Share

Basic net income per common share is computed by dividing the net income allocable to the common stockholders by the weighted average number of common shares outstanding during the period. The diluted income per share further includes any common shares available to be issued upon exercise of outstanding stock options if such inclusion would be dilutive.

The following table sets forth the computation of basic and diluted net income per common share (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(As Restated)		(As Restated)
Historical net income per share - Basic
Numerator:
Net income	$2,925	$24,630	$11,242	$39,911

Denominator:
Weighted average number of common shares outstanding	71,640,536	71,905,183	71,592,145	71,446,485

Basic net income per common share	$0.04	$0.34	$0.16	$0.56

Historical net income per share - Diluted
Numerator:
Net income	$2,925	$24,630	$11,242	$39,911

Denominator:
Weighted average number of common shares outstanding	71,640,536	71,905,183	71,592,145	71,446,485
Effect of dilutive stock options	2,688,427	4,086,147	2,953,678	4,095,688

Weighted average number of common shares outstanding	74,328,963	75,991,330	74,545,823	75,542,173

Diluted net income per common share	$0.04	$0.32	$0.15	$0.53

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

The following tables summarize our net revenue by product line, as well as the percentages of revenue by route to market (in thousands):

	Net Revenue by Product Line
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(As Restated)		(As Restated)
Subsys	$57,773	$88,397	$187,415	$235,127
Dronabinol SG Capsule	—	120	—	1,283

Total net revenue	$57,773	$88,517	$187,415	$236,410

	Percent of Revenue by Route to Market
	Three Months Ended September 30,		Nine Months Ended September 30,

	2016	2015	2016	2015
Pharmaceutical wholesalers	66%	98%	69%	98%
Specialty pharmaceutical retailers	34%	2%	31%	1%
Generic pharmaceutical distributors	0%	0%	0%	1%

	100%	100%	100%	100%

All our products are sold in the United States of America.

Product shipments to our four largest pharmaceutical wholesalers accounted for 17%, 16%, 15%, and 15% of total shipments and product shipments to one specialty pharmaceutical retailer accounted for 30% of total shipments for the nine months ended September 30, 2016. Product shipments to our four largest pharmaceutical wholesalers accounted for 33%, 20%, 18% and 15% of total shipments for the nine months ended September 30, 2015. Our four largest pharmaceutical wholesalers’ accounts receivable balances accounted for 20%, 18%, 18%, and 16% of gross accounts receivable and one specialty pharmaceutical retailers’ accounts receivable balance accounted for 18% of gross accounts receivable balance as of September 30, 2016. Our four largest pharmaceutical wholesalers’ accounts receivable balances accounted for 35%, 22%, 16% and 11% of gross accounts receivable as of September 30, 2015.

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

Restatement of Previously Issued Financial Statements

As discussed in Note 1 to the accompanying unaudited condensed consolidated financial statements, this Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement adjustments made to the previously reported unaudited condensed consolidated financial statements for the three and nine month periods ended September 30, 2016 and 2015 related to accounting for rebate obligations on government payer and managed care contracts. We reversed the out-of-period adjustment previously recorded during the three months ended September 30, 2016 related to rebate obligation on government payer and managed care contracts that related to prior periods. In addition, we previously recorded an out-of-period adjustment related to stock option modifications during the three months ended March 31, 2016 that related to the fourth quarter of 2015, and we previously recorded an out-of-period adjustment related to the income tax deductibility portion of an accrued litigation award during the three months ended December 31, 2016 that related to three months ended June 30, 2015. Management assessed the impact of these errors on our prior unaudited condensed consolidated financial statements and concluded that the impact was material to these unaudited condensed consolidated financial statements. In order to correctly present net revenue, operating expenses, and income tax expense in the appropriate periods during 2016 and 2015, our unaudited condensed consolidated financial statements as of the quarters ended September 30, 2016 and 2015, and for the three and nine month periods ended September 30, 2016 and 2015, have been restated. For additional information and a detailed discussion of the restatement, see “Explanatory Note” and the section entitled “Restatement of Financial Statements” in Note 1 to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this Amended Form 10-Q.

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

Product Development and Related Regulatory Processes. Our operating results will also depend significantly on our research and development activities and related regulatory developments. Our research and development expenses were $58.4 million and $40.7 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, we had 70 full-time research and development personnel. We expect research and development expenses to increase as we continue our planned preclinical studies and clinical trials for our product candidates, particularly our proprietary cannabinoid product candidates, including Syndros, and sublingual spray product candidates. We do not expect to realize net revenues from all of these research and development initiatives in the near term and may never realize net revenues from these investments. Due to the risks inherent in conducting preclinical studies and clinical trials, the regulatory approval process and the costs of preparing, filing and prosecuting patent applications, our development completion dates and costs will vary significantly for each product candidate and are very difficult to estimate. The lengthy process of seeking regulatory approvals and the subsequent compliance with applicable regulations require the expenditure of substantial additional resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals or acceptable DEA classifications for our product candidates, in particular those related to Syndros, could cause our research and development expenditures to increase significantly and, in turn, have a material adverse effect on our results of operations.

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

The following table provides a breakdown of our research and development expenses during the nine months ended September 30, 2016 and 2015 (in millions):

	Nine Months Ended September 30,
	2016	2015
	(As Restated)
Cannabidiol	$12.5	$14.4
Buprenorphine	8.9	0.6
Fentanyl	3.4	1.0
LEP-ETU and IL-13	2.3	1.7
Naloxone	2.4	1.3
Dronabinol	3.7	5.0
Ondansetron	1.1	1.3
Buprenorphine/Naloxone	0.7	2.6
Sildenafil	0.5	0.2
Internal research and development costs	21.0	11.9
Other	1.9	0.7

Total research and development expenses	$58.4	$40.7

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

Charges Related to Litigation Award and Settlements

Charges related to litigation award and settlements for the nine months ended September 30, 2015 represent a legal accrual of $9.5 million related to our dispute with Dr. Kottayil and a $1.1 million legal settlement with the ODOJ related to sales of SUBSYS® in Oregon. There was no similar expense for the nine months ended September 30, 2016. See Note 6 of the Notes to our Unaudited Condensed Consolidated Financial Statements for a discussion of our ongoing dispute with Dr. Kottayil and other legal matters.

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

	Three Months Ended September 30,
	2016	2015
	(As Restated)
Net revenue	100.0%	100.0%
Cost of revenue	8.1	8.7

Gross profit	91.9	91.3

Operating expenses:
Sales and marketing	28.8	21.7
Research and development	28.6	13.9
General and administrative	30.6	14.2
Charges related to litigation award and settlements	—	0.4

Total operating expenses	88.0	50.2

Operating income (loss)	3.9	41.1

Other income:
Interest income	0.5	0.1
Other income, net	—	—

Total other income	0.5	0.1

Income (loss) before income taxes	4.4	41.2
Income tax expense (benefit)	(0.7)	13.4

Net income	5.1%	27.8%

Net Revenue. Net revenue decreased $30.7 million, or 34.7%, to $57.8 million for the three months ended September 30, 2016, compared to $88.5 million for the three months ended September 30, 2015. The decrease in net revenue was primarily attributable to a decrease in net revenue of Subsys, which was the result of a 35.1% decrease in Subsys shipments to pharmaceutical wholesalers and specialty pharmaceutical retailers for the three months ended September 30, 2016 due primarily to reduced demand for Subsys, as compared to the three months ended September 30, 2015, combined with a 4.4% decrease in net sales price due to changes in mix of prescribed dosages and changes in provisions for wholesaler discounts, patient discounts, rebates and returns partially offset by price increases in July 2015, January 2016 and July 2016. Provisions for patient discounts, wholesaler discounts, rebates, and returns were $33.6 million $6.9 million, $11.9 million and less than $0.1 million, respectively, or 47.5% on a combined basis of gross revenue from the sale of Subsys for the three months ended September 30, 2016, compared to $13.1 million, $9.2 million, $20.1 million and $1.4 million, respectively, or 33.1% on a combined basis of gross revenue from the sale of Subsys for the three months ended September 30, 2015. The increase in product sales allowances was primarily attributable to higher volumes of patient assistance during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. As described in “Factors Affecting Our Performance – Approved Product Sales”, the continuing sensitivity by some healthcare professionals to prescribe, and pharmacies to dispense, opioids, scrutiny by third party payers and governmental agencies, and ongoing state and federal investigations, and media reports related thereto will likely result in our inability to grow full-year Subsys revenue at similar levels when compared to 2015. In addition, we anticipate that we will experience future declines in Subsys revenue for the remainder of 2016 when compared to prior quarters in 2015.

There was no net revenue from the sales of Dronabinol SG Capsule during the three months ended September 30, 2016, compared to $0.1 million during the three-month period ended September 30, 2015. We will not generate any revenue from the sale of Dronabinol SG Capsule in future periods.

Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue decreased $3.0 million to $4.7 million for the three months ended September 30, 2016 compared to $7.7 million for the three months ended September 30, 2015. The decrease in cost of revenue was primarily attributable to the decrease in sales of Subsys during the three months ended September 30, 2016. Gross profit decreased $27.7 million to $53.1 million for the three months ended September 30, 2016 compared to $80.8 million for the three months ended September 30, 2015 due primarily to the decrease in sales of Subsys. Gross margin for each of the three months ended September 30, 2016 was approximately 92%, as compared to 91% for the three months ended September 30, 2015.

Sales and Marketing Expense. Sales and marketing expense decreased $2.5 million to $16.7 million for the three months ended September 30, 2016 compared to $19.2 million for the three months ended September 30, 2015. The decrease in sales and marketing expense was due primarily to the decrease in sales of Subsys.

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

General and Administrative Expense. General and administrative expense increased $5.1 million to $17.7 million for the three months ended September 30, 2016 compared to $12.6 million for the three months ended September 30, 2015. The increase in general and administrative expense was due primarily to an increase in general and administrative personnel, offset by a decrease in legal expense incurred in connection with various ongoing government investigation and subpoena related matters. Also contributing to the increase in general and administrative expense was an increase in stock-based compensation costs of $3.7 million to $7.4 million for the three months ended September 30, 2016 compared to $3.7 million for the three months ended September 30, 2015.

Charges Related to Litigation Award and Settlements. We had a reversal of charges related to litigation award and settlements of $0.8 million and a $1.1 million legal settlement with the ODOJ related to sales of SUBSYS® in Oregon for the three months ended September 30, 2015 associated with our dispute with Dr. Kottayil. There was no similar expense for the three months ended September 30, 2016. See Note 6 of the Notes to our Unaudited Condensed Consolidated Financial Statements for a discussion on our ongoing dispute with Dr. Kottayil and other legal matters.

Income Tax Expense (Benefit). Provision (benefit) for income taxes was $(0.4) million for the three months ended September 30, 2016, representing an effective tax benefit of 14.9%, as compared to $11.8 million for the three months ended September 30, 2015, representing and effective tax expense rate of 32.5%. The change in the effective rate for the period ended September 30, 2016 compared with the same period in the previous year is due principally to the favorable rate impact of the income tax credits. As of September 30, 2016, we had approximately $1.1 million of federal and $268.7 million of state net operating loss carry forwards.

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

Comparison of Nine months Ended September 30, 2016 to Nine months Ended September 30, 2015

The following table presents certain selected consolidated financial data for the nine months ended September 30, 2016 and 2015 expressed as a percentage of net revenue:

	Nine Months Ended September 30,
	2016	2015
	(As Restated)
Net revenue	100.0%	100.0%
Cost of revenue	8.3	9.5

Gross profit	91.7	90.5

Operating expenses:
Sales and marketing	30.0	26.3
Research and development	31.1	17.2
General and administrative	24.7	17.4
Charges related to litigation award and settlements	—	4.5

Total operating expenses	85.8	65.4

Operating income	5.9	25.1

Other income:
Interest income	0.4	0.2
Other income (expense), net	—	—

Total other income	0.4	0.2

Income before income taxes	6.3	25.3
Income tax expense (benefit)	0.3	8.4

Net income	6.0%	16.9%

Net Revenue. Net revenue decreased $49.0 million, or 21%, to $187.4 million for the nine months ended September 30, 2016, compared to $236.4 million for the nine months ended September 30, 2015. The decrease in net revenue was attributable to a decrease in net revenue of Subsys, which was the result of a 24.5% decrease in Subsys shipments to pharmaceutical wholesalers and specialty pharmaceutical retailers for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, partially offset by a 1.2% increase in net sales price, which was impacted by price increases in July 2015, January 2016 and July 2016 combined with changes in mix of prescribed dosages and changes in provisions for wholesaler discounts, patient discounts, rebates and returns. Provisions for patient discounts, wholesaler discounts, rebates, and returns were $73.7 million, $22.8 million, $29.5 million and less than $0.1 million, respectively, or 40.2% on a combined basis of gross revenue from the sale of Subsys for the nine months ended September 30, 2016, compared to $44.5 million, $28.0 million, $45.0 million and $2.5 million, respectively, or 33.7% on a combined basis of gross revenue from the sale of Subsys for the nine months ended September 30, 2015. The increase in product sales allowances was primarily attributable to higher volumes of patient assistance. As described in “Factors Affecting Our Performance – Approved Product Sales”, the continuing sensitivity by some healthcare professionals to prescribe, and pharmacies to dispense, opioids, scrutiny by third party payers and governmental agencies, and ongoing state and federal investigations, and media reports related thereto will likely result in our inability to grow full-year Subsys revenue at similar levels when compared to 2015. In addition, we anticipate that we will experience future declines in Subsys revenue for the remainder of 2016 when compared to prior quarters in 2015.

There was no net revenue from the sales of Dronabinol SG Capsule during the nine months ended September 30, 2016, compared to $1.3 million during the six-month period ended September 30, 2015. We will not generate any revenue from the sale of Dronabinol SG Capsule in future periods.

Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue decreased $6.8 million to $15.6 million for the nine months ended September 30, 2016 compared to $22.4 million for the nine months ended September 30, 2015. The decrease in cost of revenue was primarily attributable to the decrease in sales of Subsys during the nine months ended September 30, 2015. Gross profit decreased $42.2 million to $171.8 million for the nine months ended September 30, 2016 compared to $214.0 million for the nine months ended September 30, 2015 due primarily to the to the decrease in sales of Subsys. Gross margin for the nine months ended September 30, 2016 was approximately 92% compared to approximately 91% for the nine months ended September 30, 2015.

Sales and Marketing Expense. Sales and marketing expense decreased $5.9 million to $56.2 million for the nine months ended September 30, 2016 compared to $62.1 million for the nine months ended September 30, 2015. The decrease in sales and marketing expense was due primarily to the decrease in sales of Subsys.

Research and Development Expense. Research and development expense increased $17.7 million to $58.4 million for the nine months ended September 30, 2016, compared to $40.7 million for the nine months ended September 30 2015. The increase in research and development expense was due primarily to an increase in research and development personnel and to clinical and development expenses incurred during 2016 related to growing our product pipeline.

General and Administrative Expense. General and administrative expense increased $5.2 million to $46.3 million for the nine months ended September 30, 2016 compared to $41.1 million for the nine months ended September 30, 2015. The increase in general and administrative expense was due primarily to an increase in general and administrative personnel, offset by a decrease in legal expense incurred in connection with various ongoing government investigation and subpoena related matters. Also contributing to the increase in general and administrative expense was an increase in stock-based compensation costs of $3.6 million to $14.5 million for the nine months ended September 30, 2016 compared to $10.9 million for the nine months ended September 30, 2015.

Charges Related to Litigation Award and Settlements. Charges related to litigation award and settlements for the nine months ended September 30, 2015 represents a $9.5 million legal expense accrual associated with our dispute with Dr. Kottayil and a $1.1 million legal settlement with the ODOJ related to sales of SUBSYS® in Oregon. There was no similar expense for the nine months ended September 30, 2016. See Note 6 of the Notes to our Unaudited Condensed Consolidated Financial Statements for a discussion on our ongoing dispute with Dr. Kottayil and other legal matters.

Income Tax Expense. Provision for income taxes was $0.5 million for the nine months ended September 30, 2016, representing an effective tax rate of 4.4%, as compared to $19.9 million for the nine months ended September 30, 2015, representing an effective tax rate of 33.3%. The effective tax rate for the nine months ended September 30, 2016 is significantly impacted by the effect of increased Orphan Drug and Research and Development tax credits that are available to us in 2016 due to increased investment in research and development of $19.2 million during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, as applied against reduced pre-tax income of $56.0 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. As of September 30, 2016, we had approximately $1.1 million of federal and $268.7 million of state net operating loss carry forwards.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in millions):

	Nine Months Ended September 30,
	2016	2015
	(As Restated)
Net cash provided by operating activities	$34.2	$75.1
Net cash used in investing activities	(9.8)	(56.9)
Net cash provided by (used in) financing activities	(10.4)	17.7

Net increase in cash and cash equivalents	14.0	35.9
Cash and cash equivalents, beginning of period	79.5	58.1

Cash and cash equivalents, end of period	$93.5	$94.0

Cash Flows From Operating Activities. Net cash provided by operating activities was $34.2 million and $75.1 million for the nine months ended September 30, 2016 and 2015, respectively. The net cash provided during the nine months ended September 30, 2016 primarily reflects the net income for the period driven by a reduction in Subsys net sales, adjusted in part by depreciation and amortization, stock-based compensation expense and is also impacted by changes in working capital.

Cash Flows From Investing Activities. Net cash used in investing activities was $9.8 million and $56.9 million for the nine months ended September 30, 2016 and 2015, respectively, and consists primarily of the purchase of investments and property and equipment.

Cash Flows From Financing Activities. Net cash used in financing activities was $10.4 million for the nine months ended September 30, 2016, as compared to net cash provided by financing activities of $17.7 million for the nine months ended September 30, 2015. During the nine months ended September 30, 2016, we expended approximately $16.1 million to repurchase shares of our common stock, partially offset by excess tax benefits on stock options and awards of $0.7 million, proceeds from the exercise of stock options of $3.5 million and proceeds from shares issued under our employee stock purchase plan of $1.6 million. During the nine months ended September 30, 2015, we recorded excess tax benefits on stock options and awards of $8.9 million, proceeds from the exercise of stock options of $7.4 million and proceeds from shares issued under our employee stock purchase plan of $1.5 million.

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

The following table provides information about our available-for-sale securities that are sensitive to changes in interest rates. We have aggregated our available-for-sale securities for presentation purposes since they are all very similar in nature (dollar amounts in millions):

Interest Rate Sensitivity

Principal Amount by Expected Maturity as of September 30, 2016

	Remainder of 2016	2017	2018	2019	2020	Thereafter
CD’s and Available-for-sale securities	$22.7	$63.4	$26.5	$12.8	$—	$—
Weighted-average yield rate	0.12%	0.45%	0.22%	0.12%	—	—

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

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, other than the material weaknesses described above, and the disclosure below under “Remediation Efforts to Address Material Weaknesses in Internal Control over Financial Reporting,” that occurred during the quarterly period ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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