Form 10-Q
period 2017-09-30
Insys Therapeutics, Inc.
filed 2017-11-03
CIK 1516479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐  No   ☑

As of October 27, 2017, the registrant had 73,316,650 shares of Common Stock ($0.01 par value) outstanding.

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

Abbreviated Term	Defined Term

ANDA	Abbreviated New Drug Application
API	Active pharmaceutical ingredient
Aptar	AptarGroup, Inc.
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATRA	American Taxpayer Relief Act of 2012
AUC	Area under the curve
AVC	Assurance of Voluntary Compliance
BTCP	Breakthrough cancer pain
Catalent	Catalent Pharma Solutions, LLC
CBD	Synthetic cannabidiol
cGMP	Current Good Manufacturing Practices
CID	Civil Investigative Demand
CINV	Chemotherapy-induced nausea and vomiting
CMS	Centers for Medicare & Medicaid Services
CRO	Contract Research Organization
CSA	Federal Controlled Substances Act of 1970
DEA	U.S. Drug Enforcement Administration
DOJ	U.S. Department of Justice
ERP	Enterprise Resource Planning
ESI	Express Scripts, Inc.
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
FDCA	Federal Food, Drug, and Cosmetic Act
FSS	Federal Supply Schedule
GAO	Government Accountability Office
GCP	Good Clinical Practices
GI	Gastrointestinal
GLP	Good Laboratory Practices
HHS	U.S. Department of Health and Human Services
HIPAA	Health Insurance Portability and Accountability Act of 1996
HITECH	Health Information Technology for Economic and Clinical Health Act of 2009
IND	Investigational New Drug Application
Insys Pharma	Insys Pharma, Inc.
Insys Therapeutics	Insys Therapeutics, Inc.
IPO	Initial public offering
IPR	Inter Partes Review
IRB	Institutional Review Board
MMA	Medicare Prescription Drug, Improvement, and Modernization Act of 2003
Mylan	Mylan Pharmaceuticals, Inc.
NDA	New Drug Application
NeoPharm	NeoPharm, Inc.
NOL	Net operating loss carryforward
NRV	Net Realizable Value

NSAID	Non-steroidal anti-inflammatory drug
Orange Book	FDA's Approved Drug Products with Therapeutic Equivalence Evaluations
ODOJ	Oregon Department of Justice
PBM	Pharmacy Benefit Managers
PDEs	Prescription Drug Events
PDMA	Prescription Drug Marketing Act
PDUFA	Prescription Drug User Fee Act
PK	Pharmacokinetics
PPACA	Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010
QSR	FDA's Quality System Regulation
QuintilesIMS	QuintilesIMS Holdings, Inc.
Renaissance	Renaissance Acquisition Holdings, LLC (formerly DPT Lakewood, LLC, or “DPT”)
REMS	Risk Evaluation and Mitigation Strategy
RLD	Reference listed drug
SEC	U.S. Securities and Exchange Commission
THC	Delta-9-tetrahydrocannabinol
TIRF	Transmucosal immediate-release fentanyl
TIRF REMS	Transmucosal immediate release fentanyl risk evaluation and mitigation strategy
USAO	United States Attorney Office
U.S. GAAP	Accounting Principles Generally Accepted in the United States of America
USPTO	United States Patent and Trademark Office
VC	Vomiting center

PART I:  FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

INSYS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$35,755	$104,642
Short-term investments	85,891	78,238
Accounts receivable, net of allowances of $3,485 and $6,144 at September 30, 2017 and December 31, 2016, respectively	23,249	20,654
Inventories, net	18,424	20,414
Prepaid expenses and other current assets	16,544	5,695
Total current assets	179,863	229,643
Property and equipment, net	53,931	43,172
Long-term investments	55,514	53,796
Deferred income tax assets, net	31,748	23,243
Other assets	2,030	6,282
Total assets	$323,086	$356,136
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$31,226	$27,359
Accrued compensation	5,376	8,833
Accrued sales allowances	20,855	28,955
Deferred revenue	940	-
Accrued litigation award and settlements	150,500	13,467
Total current liabilities	208,897	78,614
Uncertain income tax positions	8,172	7,933
Total liabilities	217,069	86,547
Commitments and contingencies (Note 6)
Stockholders' Equity:
Preferred stock (par value $0.01 per share; 10,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively)	—	—
Common stock (par value $0.01 per share; 100,000,000 shares authorized; 73,090,955 and 71,923,550 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively)	731	719
Additional paid in capital	273,909	256,529
Unrealized loss on available-for-sale securities, net of tax	(238)	(302)
Notes receivable from stockholders	(21)	(21)
Retained earnings (accumulated deficit)	(168,364)	12,664
Total stockholders' equity	106,017	269,589
Total liabilities and stockholders' equity	$323,086	$356,136

See accompanying notes to unaudited condensed consolidated financial statements.

INSYS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net revenue	$30,670	$57,773	$109,208	$187,415
Cost of revenue	7,472	4,677	16,032	15,588
Gross profit	23,198	53,096	93,176	171,827
Operating expenses:
Sales and marketing	12,825	16,662	41,775	56,153
Research and development	19,552	16,516	46,589	58,440
General and administrative	15,714	17,653	47,882	46,275
Charges related to litigation award and settlements	150,850	—	155,300	—
Total operating expenses	198,941	50,831	291,546	160,868
Operating income (loss)	(175,743)	2,265	(198,370)	10,959
Other income:
Interest income	510	281	1,410	762
Other income (expense), net	(83)	—	(44)	44
Total other income	427	281	1,366	806
Income (loss) before income taxes	(175,316)	2,546	(197,004)	11,765
Income tax expense (benefit)	(8,996)	(379)	(15,976)	523
Net income (loss)	(166,320)	2,925	(181,028)	11,242
Unrealized gain (loss) on available-for-sale securities, net of tax	13	(158)	64	78
Total comprehensive income (loss)	$(166,307)	$2,767	$(180,964)	$11,320
Net income (loss) per common share:
Basic	$(2.30)	$0.04	$(2.51)	$0.16
Diluted	$(2.30)	$0.04	$(2.51)	$0.15
Weighted average common shares outstanding
Basic	72,285,146	71,640,536	72,133,417	71,592,145
Diluted	72,285,146	74,328,963	72,133,417	74,545,823

See accompanying notes to unaudited condensed consolidated financial statements.

INSYS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

(unaudited)

	Common Stock		Additional Paid in	Unrealized Loss on Available- For-Sale	Notes Receivable From	Retained Earnings (Accumulated
	Shares	Amount	Capital	Securities	Stockholders	Deficit)	Total
Balance at December 31, 2016	71,923,550	$719	$256,529	$(302)	$(21)	$12,664	$269,589
Exercise of stock options	1,050,146	11	3,539	—	—	—	3,550
Issuance of common stock- employee stock purchase plan	107,802	1	835	—	—	—	836
Stock-based compensation- stock options and awards	—	—	13,048	—	—	—	13,048
Unrealized gain on available-for -sale securities, net of tax	—	—	—	64	—	—	64
Vesting of restricted stock units	14,000	—	—	—	—	—	—
Shares withheld for future payment of employees' withholding tax liability	(4,543)	—	(42)	—	—	—	(42)
Net loss	—	—	—	—	—	(181,028)	(181,028)
Balance at September 30, 2017	73,090,955	$731	$273,909	$(238)	$(21)	$(168,364)	$106,017

See accompanying notes to unaudited condensed consolidated financial statements.

INSYS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(181,028)	$11,242
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Inventory obsolescence reserve	5,543	3,244
Depreciation and amortization	5,505	4,534
Stock-based compensation	13,048	17,471
Deferred income tax benefit	(8,505)	(6,494)
Excess tax benefits on stock options and awards	—	(675)
Amortization of investment discount	942	1,592
Changes in operating assets and liabilities:
Accounts receivable	(2,595)	13,711
Inventories	705	3,009
Prepaid expenses and other current assets	(10,855)	(662)
Accounts payable, accrued expenses and other current liabilities	(10,117)	(12,870)
Deferred revenue	940	—
Accrued litigation award and settlements	137,033	—
Net cash provided by (used in) operating activities	(49,384)	34,102
Cash flows from investing activities:
Purchase of investments	(108,503)	(85,482)
Proceeds from sales of investments	22,303	7,146
Proceeds from maturities of investments	75,951	75,971
Purchases of property and equipment	(13,598)	(7,349)
Net cash used in investing activities	(23,847)	(9,714)
Cash flows from financing activities:
Proceeds from issuance of common stock	836	1,576
Excess tax benefits on stock options and awards	—	675
Shares withheld for future payment of employees' withholding tax liability	(42)	—
Proceeds from exercise of stock options	3,550	3,475
Repurchase of common stock	—	(16,100)
Net cash provided by (used in) financing activities	4,344	(10,374)
Change in cash and cash equivalents	(68,887)	14,014
Cash and cash equivalents, beginning of period	104,642	79,515
Cash and cash equivalents, end of period	$35,755	$93,529
Supplemental cash flow disclosures:
Cash paid for income taxes	$1,917	$9,254
Non-cash capital expenditures	$2,666	$71

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

We are a commercial-stage specialty pharmaceutical company that develops and commercializes innovative supportive care products. As of September 30, 2017, we have two marketed products: SUBSYS®, a proprietary sublingual fentanyl spray for BTCP in opioid-tolerant adult patients; and SYNDROS®, a proprietary, orally administered liquid formulation of dronabinol for the treatment of CINV and anorexia associated with weight loss in patients with AIDS.

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. GAAP, pursuant to rules and regulations of the SEC. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2016, included in our Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2017 and 2016 are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

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

Additionally, ASU No. 2016-09 addressed the presentation of employee taxes paid on the statement of cash flows. We are now required to present the cost of shares withheld from the employee to satisfy the employees’ income tax liability as a financing activity on the statement of cash flows rather than as an operating cash flow. This change was applied on a retrospective basis, as required, but did not impact the condensed consolidated statement of cash flows for the nine months ended September 30, 2016.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amended the Financial Instruments topic of the ASC to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is not permitted. These amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. We are currently evaluating the impact of these amendments on our consolidated financial statements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard aims to achieve a consistent application of revenue recognition within the United States, resulting in a single revenue model to be applied by reporting companies under U.S. GAAP. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is required to be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. In March 2016 and April 2016, the FASB issued ASU No. 2016-08 and ASU No. 2016-10, respectively, which further clarified the implementation guidance on principal versus agent considerations contained in ASU No. 2014-09 and the identification of performance obligations and licensing, respectively. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for non-cash consideration and completed contracts at transition. These standards will be effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is permitted, but not before December 15, 2016, the original effective date of the standard. We are currently analyzing ASU 2014-09, and the related ASUs, to evaluate the impact of the new standard on existing contracts with our customers and will complete our analysis by December 31, 2017. As part of our analysis, we initiated a contract review process which includes an evaluation of our performance obligations and variable consideration. Our evaluation is still ongoing; however, based on the evaluation of our current contracts and revenue stream, most will be recorded consistently under both the current and new standard. We primarily sell products and recognize revenue upon delivery to customers, at which point the earnings process is deemed to be complete. Our performance obligations are clearly identifiable and we do not anticipate significant changes to the assessment of such performance obligations or the timing of our revenue recognition upon adoption of the new standard. We believe our primary business processes are consistent with the principles contained in the ASU.  We are evaluating if any changes to those processes, our internal controls or systems are needed upon adoption of the new standard, and will complete our evaluation by December 31, 2017. We plan to adopt the new guidance on January 1, 2018, using the modified retrospective method applied to those contracts which were not completed as of that date.  Upon adoption, we will recognize the cumulative effect of adopting this guidance as an adjustment to the opening balance of accumulated deficit. We continue to evaluate the impact of the new standard on our financial statement disclosures and will complete the evaluation by December 31, 2017. Additionally, we will continue to monitor industry activities and any additional guidance provided by regulators, standards setters, or the accounting profession and adjust our assessment and implementation plans accordingly.

2.	Revenue Recognition

We recognize revenue from the sale of SUBSYS® and SYNDROS®. Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and title has passed, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured.

SUBSYS® was commercially launched in March 2012 and is monitored by an FDA-mandated REMS program known as the TIRF REMS. We sell SUBSYS® in the United States to wholesale pharmaceutical distributors and directly to retail pharmacies, collectively our customers, subject to rights of return within a period beginning six months prior to, and ending 12 months following, product expiration. SUBSYS® currently has a shelf life of 36 or 48 months from the date of manufacture, depending on the manufacture date. We record revenue for SUBSYS® at the time the customer receives the shipment.

SYNDROS® was commercially launched in July 2017. We sell SYNDROS® in the United States to wholesale pharmaceutical distributors and directly to retail pharmacies, collectively our customers, subject to rights of return within a period beginning six months prior to, and ending 12 months following, product expiration. SYNDROS® currently has a shelf life of 24 or 36 months from the date of manufacture, depending on the manufacture date. Given the limited sales history of SYNDROS®, the Company currently cannot reliably estimate expected returns of the product at the time of shipment. Accordingly, the Company defers recognition of revenue on product shipments of SYNDROS® until the right of return no longer exists, which occurs at the earlier of the time SYNDROS® units are sold to healthcare facilities or dispensed through patient prescriptions, or expiration of the right of return. Units dispensed are generally not subject to return, except in the rare cases where the product malfunctions or the product is damaged in transit. The Company estimates patient prescriptions dispensed using an analysis of third-party market research data. If this third-party data underestimates or overestimates actual patient prescriptions dispensed for a given period, adjustments to revenue may be necessary in future periods.

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

Patient Discount Programs. We offer discount card programs to patients, in which patients receive discounts on their prescriptions that are reimbursed by us to the retailer. We estimate the total amount that will be redeemed based on a percentage of actual redemptions applied to inventory in the distribution and retail channels. The allowance for patient discount programs is included in accrued sales allowances.

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

Our policy for short-term and long-term investments is to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to our investment guidelines and market conditions. Short-term and long-term investments consist of corporate and various government agency and municipal debt securities, commercial paper, as well as certificates of deposit that have maturity dates that are greater than 90 days. Certificates of deposit and commercial paper are carried at cost, which approximates fair value. We classify our marketable securities as available-for-sale in accordance with FASB ASC No. 320, Investments — Debt and Equity Securities. Available-for-sale securities are carried at fair value with unrealized gains and losses reported in stockholders’ equity, net of related tax effects. There were no reclassifications on available-for-sale securities during the three and nine months ended September 30, 2017 and 2016. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in impairment of the fair value of the investment.  If we had unrealized gains and losses and declines in value judged to be other than temporary, we would have been required to include those changes in other income/expense in the condensed consolidated statements of operations and comprehensive income (loss). Premiums and discounts are amortized or accreted over the life of the related available-for-sale security. The cost of securities sold is calculated using the specific identification method. At September 30, 2017, our certificates of deposit and commercial paper as well as our marketable securities have been recorded at an estimated fair value of $2,996,000, $85,891,000, and $55,514,000 in cash and cash equivalents, short-term and long-term investments, respectively.

Investments consisted of the following at September 30, 2017 (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Other- Than- Temporary Impairment Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$10,266	$—	$—	$—	$10,266	$10,266	$—	$—
Money market securities	22,493	—	—	—	22,493	22,493	—	—
Marketable securities:
Certificates of deposit	24,067	—	—	—	24,067	—	11,988	12,079
Commercial paper	10,462	—	—	—	10,462	1,498	8,964	—
Corporate securities	60,183	2	(113)	—	60,072	—	38,111	21,961
Federal agency securities	36,365	—	(117)	—	36,248	1,498	14,697	20,053
Municipal securities	13,562	1	(11)	—	13,552	—	12,131	1,421
Total marketable securities	144,639	3	(241)	—	144,401	2,996	85,891	55,514
	$177,398	$3	$(241)	$—	$177,160	$35,755	$85,891	$55,514

Investments consisted of the following at December 31, 2016 (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Other- Than- Temporary Impairment Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$49,331	$—	$—	$—	$49,331	$49,331	$—	$—
Money market securities	54,015	—	—	—	54,015	54,015	—	—
Marketable securities:
Certificates of deposit	26,114	—	—	—	26,114	—	13,855	12,259
Commercial paper	1,485	—	—	—	1,485	—	1,485	—
Corporate securities	39,562	—	(135)	—	39,427	500	25,681	13,246
Federal agency securities	30,660	4	(92)	—	30,572	—	10,854	19,718
Municipal securities	35,811	2	(81)	—	35,732	796	26,363	8,573
Total marketable securities	133,632	6	(308)	—	133,330	1,296	78,238	53,796
	$236,978	$6	$(308)	$—	$236,676	$104,642	$78,238	$53,796

The amortized cost and estimated fair value of the marketable securities by maturity, are shown below (in thousands):

	September 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Marketable securities:
Due in one year or less	$89,221	$89,166	$80,092	$80,027
Due after one year through 5 years	54,448	54,265	53,540	53,303
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	970	970	—	—
	$144,639	$144,401	$133,632	$133,330

The following table shows the gross unrealized losses and the fair value of our investments, with unrealized losses that are not deemed to be other-than-temporarily impaired aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2017				December 31, 2016
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Marketable securities:
Corporate securities	$48,616	$(93)	$7,359	$(21)	$38,027	$(134)	$401	$(1)
Federal agency securities	26,359	(58)	6,702	(59)	26,449	(91)	1,217	(1)
Municipal securities	4,412	(4)	1,162	(6)	30,373	(81)	100	—
	$79,387	$(155)	$15,223	$(86)	$94,849	$(306)	$1,718	$(2)

We did not have any   unrealized gains or losses or decline in values judged to be other than temporary during the three and nine months ended September 30, 2017 and 2016. This review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the expectation for that security’s performance and the creditworthiness of the issuer.

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

At September 30, 2017 and December 31, 2016, we held short-term and long-term investments, as discussed in Note 3, that are required to be measured at fair value on a recurring basis. Substantially all available-for-sale investments held by us at September 30, 2017 and December 31, 2016 have been valued based on Level 2 inputs. Available-for-sale securities classified within Level 2 of the fair value hierarchy are valued utilizing reports from an independent third-party public quotation service based on closing prices on the last business day of the period presented.  In addition, we use the public quotation service to perform price testing by comparing quoted prices listed in reports provided by the asset managers that hold our investments to quotes listed through the public quotation service. These asset managers utilize an independent pricing source to obtain quotes for most fixed income securities and utilize internal procedures to validate the prices obtained. Our Level 3 asset represents our investment in a long-term corporate convertible promissory note and a warrant to purchase shares issued in connection with the convertible promissory note, which converted to convertible preferred stock on December 31, 2016. This stock is not listed on any security exchange. The fair value of the preferred stock approximates its carrying value at September 30, 2017 and December 31, 2016.

Our investments measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at September 30, 2017 were as follows (in thousands):

	Fair Value Measurement at Reporting Date
	Total	Quoted Prices in active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
Certificates of deposit	$24,067	$—	$24,067	$—
Commercial paper	10,462	—	10,462	—
Corporate securities	60,072	—	59,554	518
Federal agency securities	36,248	—	36,248	—
Municipal securities	13,552	—	13,552	—
Total assets measured at fair value	$144,401	$—	$143,883	$518

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

The following table presents additional information about assets measured at fair value on a recurring basis and for which we utilize Level 3 inputs to determine fair value for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Convertible stock
Balance, beginning of period	$518	$500	$500	$—
Change in fair value	—	—	18	—
Purchases	—	—	—	500
Balance, end of period	$518	$500	$518	$500

5.	Inventories, net

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

The components of inventories, net of allowances, are as follows (in thousands):

	September 30,	December 31,
	2017	2016
Finished goods	$3,585	$8,408
Work-in-process	7,610	6,183
Raw materials and supplies	7,229	5,823
Total inventories	18,424	20,414
Plus: non-current raw materials and supplies and finished goods	1,999	6,257
	$20,423	$26,671

As of September 30, 2017 and December 31, 2016, raw materials inventories consisted of raw materials used in the manufacture of the API in our U.S.-based, state-of-the-art dronabinol manufacturing facility and component parts and packaging materials used in the manufacture of SUBSYS® and SYNDROS®. Work-in-process consists of actual production costs, including facility overhead and tolling costs of in-process dronabinol, SUBSYS® and SYNDROS® products. Finished goods inventories consisted of finished SUBSYS® and SYNDROS® products and deferred SYNDROS® cost of revenue of $58,000. Non-current raw materials and supplies and finished goods represent those inventories not expected to be consumed or sold within 12 months of the balance sheet date and are included in other assets in our condensed consolidated balance sheets. As of September 30, 2017 and December 31, 2016, all work-in-process inventory is expected to be used within 12 months of the balance sheet date and, therefore, is classified as current inventory. We maintain an allowance for excess and obsolete inventory, as well as inventory where its cost is in excess of its NRV. Inventories at September 30, 2017 and December 31, 2016 were reported net of these reserves of $13,100,000 and $6,800,000, respectively. During the three months ended September 30, 2017 and 2016, we increased these reserves by $3,300,000 and $1,900,000, respectively. During the nine months ended September 30, 2017 and 2016, we increased these reserves by $6,300,000 and $3,200,000, respectively.

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

We record accruals for contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. We have established reserves for certain of our legal matters. Our loss estimates are generally developed in consultation with outside counsel and outside accounting experts and are based on analyses of potential outcomes. As legal and governmental proceedings, disputes and investigations are inherently unpredictable and in part, beyond our control, unless otherwise indicated, we cannot reasonably predict the outcome of these legal proceedings, nor can we estimate the amount of loss, or range of loss, if any, that may result from these proceedings. While our liability in connection with certain claims cannot be currently estimated, the resolution in any reporting period of one or more of these matters could have a significant impact on our consolidated financial condition, results of operations and cash flows for that future period, could ultimately have a material adverse effect on our consolidated financial position and could cause the market value of our common shares to decline. While we believe we have valid defenses in these matters, litigation and governmental and regulatory investigations are inherently uncertain, and we may in the future incur material judgments or enter into material settlements of claims.

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

HHS Investigation. We received a subpoena, dated December 9, 2013, from the Office of Inspector General of the HHS in connection with an investigation of potential violations involving HHS programs. This subpoena was issued in connection with an investigation by the U.S. Attorney’s Office for the Central District of California and requested documents regarding our business, including the commercialization of SUBSYS®. We continue to cooperate with this investigation and have produced substantial documents in response to the subpoena and have provided other requested information.

HIPAA Investigation. On September 8, 2014, we received a subpoena issued pursuant to HIPAA from the U.S. Attorney’s Office for the District of Massachusetts. The subpoena requested documents regarding SUBSYS®, including our sales and marketing practices related to this product. This investigation also relates to activities in our patient services hub. We continue to cooperate with this investigation and have produced substantial documents in response to the subpoena and have provided other requested information.

DOJ Investigation.  We collectively refer to the HHS and HIPAA investigations discussed above as the “DOJ Investigation”.  In connection with our cooperation, we have been engaged in discussions with the DOJ about these matters, including a resolution of potential liability exposure. Management accrued, as of September 30, 2017, an aggregate of $150,000,000, which represents our current best estimate of the minimum liability exposure which we expect to be paid out over five years in connection with the DOJ Investigation. This current best estimate, on the terms reflected in the foregoing sentence, reflects a minimum exposure at which management has determined a willingness to settle these matters. The accrual was recorded in accrued litigation award and settlements on our condensed consolidated balance sheets and as an operating expense on our condensed consolidated statements of operations and comprehensive income (loss). There can be no assurance that future discussions with the government to resolve these matters will be successful, that the approvals we need will be obtained or that any potential settlement will be agreed to on terms and conditions acceptable to us or the DOJ.  We are unable to predict when these matters will be resolved or what further action, if any, the government will take in connection with them. In addition, there are ongoing discussions related to contingency based payments to the government associated with future events, that if triggered, would require payments of up to $75,000,000 in the aggregate.  At this time, we are unable to predict if these future events are probable and as a result, no accrual has been recorded. Based on the ongoing uncertainties and potentially wide range of outcomes and contingencies associated with any potential resolution of the matter under investigation by the DOJ, the ultimate amount of potential liability may materially exceed the $150,000,000 accrual we have established. This accrual does not currently meet the more likely than not standard for tax deductibility; therefore, we have recognized no tax benefit for it in the condensed consolidated financial statements. Due to the uncertainty around the ultimate outcome of this matter, it is possible that some or all of this accrual may meet the more likely than not standard in the future, at which time the benefit would be recognized.

Former Employee and Health Care Practitioner Related Investigations.  On or about June 23, 2015, a nurse practitioner located in Connecticut, who served on our speaker bureau in connection with our speaker programs designed to educate and promote product awareness and safety for external health care providers, pled guilty to violating the federal Anti-Kickback Statute in connection with payments of approximately $83,000 from us.

A number of our former employees have been charged in criminal proceedings related to our federal investigations and below we set forth certain information related thereto.

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

On or about December 8, 2016, the U.S. Attorney’s Office for the District of Massachusetts issued an indictment against six former employees, including Michael L. Babich, our former President, CEO and director, on charges including racketeering conspiracy, conspiracy to commit mail fraud, conspiracy to commit wire fraud, conspiracy to violate the Anti-Kickback Statute and forfeiture (the “Original Indictment”).  On or about October 26, 2017, the U.S. Attorney’s Office for the District of Massachusetts issued a superseding indictment in connection with this Original Indictment and added charges against our founder and former President, CEO and director, Dr. John N. Kapoor.  After Dr. Kapoor’s indictment, he agreed to put his ownership in our common stock in a trust to be controlled independently and he resigned from our board of directors (and the Science and Research and Development Committee), which would effectively result in ending the remaining involvement he had in the management of the Company.

On or about February 8, 2017, a former district sales manager in the Northeast was charged in federal court in New Haven, Connecticut, with violating the federal Anti-Kickback Statute in connection with interacting with health care professionals who prescribed our product and served on our speaker bureau.  On or about October 20, 2017, a health care professional in Rhode Island, who served on our speaker bureau in connection with our speaker programs designed to educate and promote product awareness and safety for external health care providers, pled guilty to health care fraud and conspiracy to receive kickbacks in connection with payments of approximately $188,000 from us.

Except as otherwise indicated, we understand that each of these indicted individuals have entered pleas of not guilty to the charges against them.

Given the ongoing investigations related to our company and our current and former employees, as well as other individuals associated with our company, including health care professionals, it is possible that additional individual or company criminal charges and convictions and pleas could result from our ongoing federal and state government investigations and related proceedings and the foregoing disclosure and the disclosure below is merely intended to provide general insight into the comprehensive nature of the scope and breadth of investigations that are being conducted related to our company and is not, nor is it intended to be, an exhaustive listing of every charge, conviction or pleading in connection with our company. We continue to assess these matters to ensure we have an effective compliance program.

State Related Investigations. We have received CIDs or subpoenas, as the case may be, from at least each of the Office of the Attorney General (or similarly named and authorized office) of the State of Arizona, Colorado, Florida, Illinois, Kentucky, Maryland, Massachusetts, Minnesota, Missouri, New Hampshire, New Jersey, New York, North Carolina, Oregon, Pennsylvania and Washington. Moreover, we have received an administrative subpoena from the California Insurance Commissioner.  In addition, we understand that numerous physicians practicing within several of the aforementioned states have received subpoenas from each applicable state Attorney General or Department of Justice office in connection with interactions with us. Generally, these CIDs and subpoenas request documents regarding SUBSYS®, including our sales and marketing practices related to SUBSYS® in the applicable state, as well as our patient services hub. We are cooperating with each of these investigations and have produced documents in response to these CIDs, subpoenas and related requests for information from each office.

In connection with the investigation by the ODOJ, we entered into a settlement agreement with the ODOJ, referred to as an AVC, and made monetary payments totaling approximately $1,100,000. The AVC requires us to maintain certain controls and processes around our promotional and sales activity related to SUBSYS® in Oregon. This AVC expressly provides that we do not admit any violation of law or regulation. This settlement was reached as a result of our cooperation with the ODOJ's investigation and after producing documents in response to certain CIDs and related requests for information from the ODOJ. All monetary payments in connection with this settlement were made prior to December 31, 2015.

In connection with the investigation by the State of Illinois, on August 25, 2016, the Illinois Office of the Attorney General filed a complaint on behalf of the State of Illinois against us in the Circuit Court of Cook County, Illinois, Chancery Division.  The complaint asserts a claim for violation of the Illinois Consumer Fraud and Deceptive Business Practices Act in connection with the sales and marketing of SUBSYS® in Illinois.  In settlement of this action, on August 18, 2017, the Circuit Court of Cook County entered a Final Judgment and Consent Decree, which, among other things, provided for a monetary payment of $4,450,000 and requires us to maintain certain controls and processes around our promotional and sales activity related to SUBSYS® in Illinois.  The Final Judgment and Consent Decree expressly provides that we do not admit any violation of law or regulation.  All monetary payments in connection with this Final Judgment and Consent Decree were accrued in the consolidated balance sheet as of June 30, 2017 and the payments in connection with this settlement were made prior to September 30, 2017.

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

In connection with the investigation by the State of Massachusetts, we entered into a settlement with the State of Massachusetts, which was entered by the Superior Court of the Commonwealth of Massachusetts in a Final Judgment by Consent after the close of the quarter.  The Final Judgment by Consent provided for a monetary payment of $500,000 and requires us to maintain certain controls and processes around our promotional and sales activity related to Massachusetts.  The Final Judgment by Consent expressly provides that we do not admit any liability or wrongdoing.  The amount of the monetary payment was accrued in the consolidated balance sheet as of September 30, 2017 and the payments in connection with this settlement were made after September 30, 2017.

In connection with the investigation by the State of Arizona, on August 30, 2017, the Arizona Attorney General filed a complaint on behalf of the State of Arizona against us in the Maricopa County, Arizona Superior Court.  The complaint asserts claims for violations of the Arizona Consumer Fraud Act in connection with the sales and marketing of SUBSYS® in Arizona and in connection with our patient services hub.  The complaint seeks a permanent injunction preventing us from engaging in practices in violation of the Arizona Consumer Fraud Act, restitution to consumers and other persons, disgorgement of profits, civil penalties, and investigative costs. Our response is due on November 10, 2017.  We intend to vigorously defend this matter.

In connection with the investigation by the State of New Jersey, on October 5, 2017, the New Jersey Attorney General, on behalf of the State of New Jersey, and the Acting Director of the New Jersey Division of Consumer Affairs filed a complaint against us in the Superior Court of New Jersey, Chancery Division, Middlesex Vicinage.  The complaint asserts claims for violations of the New Jersey Consumer Fraud Act and for violations of the New Jersey False Claims Act in connection with the sales and marketing of SUBSYS® in New Jersey and in connection with our patient services hub.  The complaint seeks a permanent injunction preventing us from engaging in practices in violation of the New Jersey Consumer Fraud Act, disgorgement of profits, civil penalties, treble damages for alleged violations of the New Jersey False Claims Act, and costs and attorneys’ fees. Our response is due on November 9, 2017.  We intend to vigorously defend this matter.

Investigations of Health Care Professionals. In addition to the above investigations that are specifically directed at us, we have received governmental agency requests for information, including subpoenas, from at least the following governmental bodies, the USAO and/or HHS OIG of California (Los Angeles), Connecticut, Eastern District of Michigan, Florida (Jacksonville), Kansas, Middle District of Pennsylvania, New Hampshire, New Jersey, Northern District of California, Northern District of Texas, Rhode Island, Southern District of Alabama, Southern District of New York, Southern District of Ohio, Western District of New York, and the State of Maryland regarding specific health care professionals that we have interacted with in those states.  On or about March 22, 2017, the U.S. Attorney’s Office for the District of New Hampshire filed an indictment against a physician assistant who served on our speaker bureau, charging him with violating the federal Anti-Kickback Statute and conspiring to violate the federal Anti-Kickback Statute in connection with payments received for serving as an Insys promotional speaker.  The physician assistant pled not guilty.

Opioid Litigation and Broad Investigations by Governmental Authorities. Many federal and governmental agencies are focused on the abuse of opioids in the United States and agencies such as the HHS have expressed their belief that the United States is in the midst of a prescription opioid abuse epidemic. Moreover, President Trump has declared the opioid crisis to be a public health emergency and has made it a priority to address this crisis. Common prescription drugs that contain opioids are drugs such as oxycodone, hydrocodone and fentanyl. Our product, SUBSYS®, is a fentanyl-based product in the TIRF class. Certain stakeholders in the health care community, regulatory bodies and governmental agencies may associate us with, or determine that we are a part of, this perceived opioid abuse epidemic. Like all TIRF products, our product is part of the mandatory TIRF REMS program, which is designed “to ensure informed risk-benefit decisions before initiating treatment, and while patients are treated to ensure appropriate use of TIRF medicines” and “to mitigate the risk of misuse, abuse, addiction, overdose and serious complications due to medication errors with the use of TIRF medicines.” Nevertheless, from time to time, we may be included in litigation or investigations that are directed at the abuse of opioids in the United States.

For example, in May 2014, Santa Clara and Orange Counties in California filed a complaint in state court in Orange County, California against numerous pharmaceutical manufacturers alleging claims related to opioid marketing practices, including false advertising, unfair competition, and public nuisance. Despite the fact that we are not named specifically in the complaint and this lawsuit was stayed, we have received a preservation notice letter from the Office of the County Counsel for the County of Santa Clara.

Additionally, we are aware that we have been named in similar lawsuits by Multnomah County in Oregon, Upshur,  Bowie, and McLennan Counties in Texas, Wayne and Oakland Counties in Michigan, Fulton County in Georgia, the City of Paterson in New Jersey, the City of New Haven in Connecticut, the City of Toledo in Ohio, and Nassau, Niagara, Rensselaer and Schoharie Counties in New York.  Some of these cases were filed after the close of the quarter.  From time to time, we may be included in these types of litigations as a result of the fact that we market an opioid product.

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

With the exception of the investigations by the ODOJ, the State of New Hampshire, the State of Illinois, the State of Massachusetts, and the DOJ, which we have quantified above, we believe a loss from an unfavorable outcome of these federal and state governmental proceedings is reasonably possible and an estimate of the amount or range of loss from an unfavorable outcome is not determinable at these stages.  We believe we have meritorious legal positions and will continue to represent our interests vigorously in these matters.  However, responding to government investigations has and could continue to burden us with substantial legal costs in connection with defending any claims raised. Any potential resulting fines, restitution, damages and penalties, settlement payments, pleas or exclusion from federal health care programs or other administrative actions, as well as any related actions brought by stockholders or other third parties, could have a material adverse effect on our financial position, results of operations or cash flows.  Additionally, these matters could also have a negative impact on our reputation and divert the attention of our management from operating our business.

Federal Securities Litigation and Derivative Complaints

Federal Securities Litigation.  On or about February 2, 2016, a complaint (captioned Richard Di Donato v. Insys Therapeutics, Inc., et al., Case 2:16-cv-00302-NVW) was filed in the United States District Court for the District of Arizona against us and certain of our current and former officers. The complaint was brought as a purported class action on behalf of purchasers of our common stock between March 3, 2015 and January 25, 2016. In general, the plaintiffs allege that the defendants violated the anti-fraud provisions of the federal securities laws by making materially false and misleading statements regarding our business, operations and compliance with laws during the class period, thereby artificially inflating the price of our common stock.  On June 3, 2016, the court appointed Clark Miller to serve as lead plaintiff.  On June 24, 2016, the plaintiff filed a first amended complaint naming a former employee of Insys Therapeutics, Inc. as an additional defendant and extending the class period.  On December 22, 2016, the plaintiff filed a second amended complaint, primarily to add allegations relating to an indictment of Michael L. Babich and certain of our former employees announced on December 8, 2016, and to extend the class period from August 12, 2014 through December 8, 2016.  On January 12, 2017, the defendants moved to dismiss the second amended complaint.  Oral arguments were heard by the court on July 28, 2017 and the Court granted the motion in part and denied it in part.  The plaintiff subsequently moved for leave to further amend the complaint, which we opposed.  The parties await a ruling on the motion to amend.  The plaintiff seeks unspecified monetary damages and other relief. We continue to vigorously defend this matter.

On or about March 17, 2017, a complaint (captioned Kayd Currier v. Insys Therapeutics, Inc., et al., Case 1:17-cv-01954-PAC) was filed in United States District Court for the Southern District of New York against us and certain of our current and former officers. The complaint was brought as a purported class action on behalf of purchasers of our securities between February 23, 2016 and March 15, 2017. In general, the plaintiffs allege that the defendants violated the anti-fraud provisions of the federal securities laws by making materially false and misleading statements regarding our business and financial results during the class period, thereby artificially inflating the price of our securities. On or about March 28, 2017, a second complaint making similar allegations (captioned Hans E. Erdmann v. Insys Therapeutics, Inc., et al., Case 1:17-cv-02225-PAC) was filed in the same Court.  On May 31, 2017, the court consolidated the first and second complaint and appointed lead counsel in the consolidated action. On July 31, 2017, the lead counsel filed a consolidated complaint. On October 11, 2017, the Court held a pre-motion conference, at which the Court granted leave to plaintiffs to again amend the complaint.  The amendment was filed on October 27, 2017, and our response is due on November 3, 2017. The plaintiffs in both actions seek unspecified monetary damages and other relief. We continue to vigorously defend this matter.

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

On or about April 28, 2017, lead counsel filed a consolidated and amended complaint which maintained the original defendants this lead counsel had included in its original complaint and did not include any additional defendants included in the Bourque complaint.  On May 31, 2017, we subsequently moved to stay or to dismiss the complaint and, on or about July 28, 2017, lead counsel filed an answering brief in opposition to our motion to stay or dismiss. The Court heard oral argument on the motion to stay or to dismiss the complaint on September 19, 2017, and that motion remains pending.  We continue to vigorously defend this matter.

Paragraph IV Challenges

On June 26, 2017, we received a Paragraph IV Notice Letter from Par Pharmaceutical related to SYNDROS®.  The letter asserts that (i) the FDA received an ANDA from Par Pharmaceutical, and (ii) that Par Pharmaceutical’s formulation does not infringe SYNDROS® patents and/or that our patents for SYNDROS® are invalid. On August 3, 3017, we filed suit in United States District Court for the District of Delaware, in which we claim the ANDA was not sufficiently complete and allege patent infringement.  On September 1, 2017, Par Pharmaceutical filed an answer and counterclaims, to which we have replied.  We believe we have meritorious legal positions and will represent our interests vigorously in this matter.

On or about August 2, 2017, we received a Paragraph IV Notice Letter from counsel for TEVA USA related to SUBSYS®.  The letter asserts that (i) the FDA received an ANDA from TEVA USA and (ii) that TEVA USA’s formulation does not infringe SUBSYS® patents and/or that our patents for SUBSYS® are invalid. On September 13, 2017, we filed suit in United States District Court for the District of Delaware, in which we allege patent infringement.  We believe we have meritorious legal positions and will represent our interests vigorously in this matter.

On or about August 31, 2017, we received a Paragraph IV Notice Letter from counsel for Alkem Pharmaceuticals related to SYNDROS®.  The letter asserts that (i) the FDA received an ANDA from Alkem Pharmaceuticals and (ii) Alkem Pharmaceuticals’ formulation does not infringe SYNDROS® patents and/or that our patents for SYNDROS® are invalid.  On October 10, 2017, we filed suit in the United States District Court for the District of Delaware, in which we allege patent infringement.  We believe we have meritorious legal positions and will represent our interests vigorously in this matter.

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

As a result of the final ruling, we accrued $9,567,000, including $2,249,000 of estimated pre-judgement interest.

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

On Wednesday, April 5, 2017, the Arizona Court of Appeals conducted oral argument on the plaintiffs’ appeal and on our cross-appeal. On August 29, 2017, the Arizona Court of Appeals affirmed the trial court’s ruling.  The parties subsequently agreed to settle the case, which resulted in an additional liability of $850,000, and the payments in connection with this settlement were made prior to September 30, 2017.

Insurance Litigation.  On June 23, 2017, Aetna, Inc. and a subsidiary filed an action against us and a number of former employees in the Pennsylvania Court of Common Pleas, Philadelphia County (captioned Aetna Inc. v. Insys Therapeutics, Inc., Case No. 170602779). Plaintiffs bring claims against us for: (1) insurance fraud; (2) civil conspiracy; (3) common law fraud; (4) unjust enrichment; (5) negligent misrepresentation; and (6) negligence.  Through all of the claims, Aetna seeks recovery of millions of dollars paid for SUBSYS® prescriptions that, allegedly, were not properly covered.  It also seeks punitive damages, investigative expenses and costs of suit, reasonable attorneys’ fees and expenses, and prejudgment and post-judgment interest.  Plaintiffs served their complaint on September 25, 2017.  We intend to vigorously defend this matter.

On July 12, 2017, numerous subsidiaries of Anthem, Inc. filed a complaint in the U.S. District Court for the District Court for the District Court for the District of Arizona against us (captioned Blue Cross of California, Inc. d/b/a Anthem Blue Cross of California v. Insys Therapeutics, Inc., Case No. 2:17-cv-02286-DLR).  Plaintiffs bring claims against us for: (1) violation of various state laws prohibiting deceptive, unfair, and unlawful business practices (i.e., consumer fraud); (2) fraud; (3) negligent misrepresentation; (4) unjust enrichment; and (5) civil conspiracy to commit fraud and unfair business practices.  Through all of the claims, Anthem seeks recovery of more than $19,000,000 paid for SUBSYS® prescriptions that, allegedly, were not properly covered.  It also seeks punitive damages and an injunction to prevent Insys from continuing to engage in the conduct underlying its claims. Plaintiffs served their complaint on July 14, 2017.  On August 4, 2017, we filed an answer to such complaint.  We intend to vigorously defend this matter.

On August 30, 2017, Humana Inc. filed an action against us and a number of former employees in Pike County, Kentucky Circuit Court (captioned Aetna Inc. v. Insys Therapeutics, Inc., Case No. 17-CI-971).  Plaintiff brings claims against us for (1) insurance fraud, (2) conspiracy to commit insurance fraud, (3) common law fraud, and (4) unjust enrichment.  Through all of the claims, Humana seeks recovery of millions of dollars paid for SUBSYS® prescriptions that, allegedly, were not properly covered.  It also seeks punitive damages, disgorgement, prejudgment and post-judgment interest, costs and expenses of suit, and reasonable attorneys’ fees and expert fees and expenses.  We intend to vigorously defend this matter.

On October 31, 2017, we received correspondence from Horizon Blue Cross Blue Shield of New Jersey requesting reimbursement for allegedly fraudulently induced off-label purchases of SUBSYS® in connection with alleged claim value of approximately $4,000,000.  We intend to vigorously defend this matter.

Markland. On July 1, 2016, Robert N. Markland, as the Personal Representative of the Estate of Carolyn S. Markland filed a complaint in the Circuit Court, Fourth Judicial Circuit, in and for Duval County, Florida, against Insys Therapeutics, Inc. The complaint states that it is a wrongful death products liability action brought pursuant to Section 768.16, et seq. under Florida law in connection with a death occurring in July 2014 and includes a claim of negligent marketing. The lawsuit seeks unspecified damages for past expenses and costs, pain and suffering and loss of consortium and earnings.  On August 4, 2016, we removed this case to U.S. District Court in the Middle District of Florida. On September 2, 2016, we filed a motion to dismiss. The Court granted our motion on September 15, 2017.  The plaintiff subsequently filed a notice of appeal, and the opening brief on appeal is due November 27, 2017. We continue to vigorously defend this matter and based on currently available information, we do not believe any resolution of this matter will have a material adverse effect on our business, financial position, or future results of operations.

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

Colby.  On or about January 25, 2017, Mackenzie Colby filed a complaint in the State of New Hampshire Strafford County Superior Court, Case No. 219-2017-CV-00040, against Christopher Clough, PA, Dr. O’Connell’s Pain Care Centers, Inc., and Insys Therapeutics, Inc.  Plaintiff’s complaint states it is a personal injury action against Mr. Clough related to medical negligence, against O’Connell’s Pain Care Centers, Inc. for respondeat superior claims, and against Insys Therapeutics, Inc. for negligence, all under state laws. The lawsuit seeks unspecified compensatory and punitive damages. We filed a motion to dismiss/strike on April 5, 2017 and plaintiff filed a motion to amend the complaint on April 25, 2017.  On June 16, 2017, the court dismissed the complaint with leave to refile.  The complaint was refiled on June 21, 2017, and we again moved to dismiss.  We continue to vigorously defend this matter and based on currently available information, we do not believe any resolution of this matter will have a material adverse effect on our business, financial position, or future results of operations.

Perusse.  On or about February 21, 2017, John Perusse filed a complaint in the State of New Hampshire Strafford County Superior Court, Case No. 219-2017-CV-00067, against Christopher Clough, PA, Dr. John J. Schermerhorn, Dr. O’Connell’s Pain Care Centers, Inc., and Insys Therapeutics, Inc.  Plaintiff’s complaint states it is a personal injury action against Mr. Clough related to medical negligence, against O’Connell’s Pain Care Centers, Inc. for respondeat superior claims, and against Insys Therapeutics, Inc. and Dr. Schermerhorn for negligence, all under state laws. The lawsuit seeks unspecified compensatory and punitive damages. We filed a motion to dismiss/strike on April 20, 2017 and plaintiff filed a motion to amend the complaint on April 25, 2017. On June 16, 2017, the court dismissed the complaint with leave to refile, and we again moved to dismiss.  The complaint was refiled on June 21, 2017. We continue to vigorously defend this matter and based on currently available information, we do not believe any resolution of this matter will have a material adverse effect on our business, financial position, or future results of operations.

Cassell.  On or about March 8, 2017, Jerome Cassell filed a complaint in the State of New Hampshire Strafford County Superior Court, Case No. 219-2017-CV-00085, against Christopher Clough, PA, Dr. John J. Schermerhorn, Dr. O’Connell’s Pain Care Centers, Inc., and Insys Therapeutics, Inc.  Plaintiff’s complaint states it is a personal injury action against Mr. Clough related to medical negligence, against O’Connell’s Pain Care Centers, Inc. for respondeat superior claims, and against Insys Therapeutics, Inc. and Dr. Schermerhorn for negligence, all under state laws. The lawsuit seeks unspecified compensatory and punitive damages. We filed a motion to dismiss/strike on April 18, 2017 and plaintiff filed a motion to amend the complaint on April 25, 2017. On June 16, 2017, the court dismissed the complaint with leave to refile.  The complaint was refiled on June 21, 2017, and we again moved to dismiss.  We continue to vigorously defend this matter and based on currently available information, we do not believe any resolution of this matter will have a material adverse effect on our business, financial position, or future results of operations.

Fuller.  On or about March 23, 2017, Deborah Fuller & David Fuller, as Administrators Ad Prosequendum for the Estate of Sarah A. Fuller, deceased, and Deborah Fuller and David Fuller, individually, filed a complaint in the Superior Court of New Jersey Law Division, Middlesex County, Case No. L1859-17, against Vivienne Matalon, M.D., TLC Healthcare 2, LLC, Linden Care and Insys Therapeutics, Inc. The plaintiff’s complaint alleges negligence violations under the Wrongful Death Act pursuant to N.J.S.A 2A:31, et seq. and also brings claims for fraud and negligent misrepresentation. We filed a motion to dismiss the complaint on May 19, 2017 and the court held oral argument on the motion on June 29, 2017.  On July 27, 2017, the court issued a ruling on the multi-party motion to dismiss.  The court dismissed some claims but denied the motion to dismiss on certain of plaintiffs’ claims.  We answered the complaint, and on October 4, 2017, we removed the case to U.S. District Court for the District of New Jersey.  Plaintiff subsequently moved to remand, and that motion remains pending. We continue to vigorously defend this matter and based on currently available information, we do not believe any resolution of this matter will have a material adverse effect on our business, financial position, or future results of operations.

Cantone.  On or about June 15, 2017, we received service of a complaint filed by Angela Mistrulli Cantone and Philip L. Cantone in the State Court of South Carolina, County of Greenville, C.A. No.: 2017-CP-23 against Insys Therapeutics, Inc., Linden Care, LLC, Aathirayen Thiyagarajah, M.D. and Spine and Pain, LLC. The plaintiffs’ complaint alleges medical negligence, negligence, negligent misrepresentation, unjust enrichment, common law fraud, unfair and deceptive trade practices, aiding and abetting and loss of consortium.   We filed a motion to dismiss, which the Court denied.  We continue to vigorously defend this matter and based on currently available information, we do not believe any resolution of this matter will have a material adverse effect on our business, financial position, or future results of operations.

Ballou.  On or about September 1, 2017, Carey Ballou filed a complaint in the circuit Court of Johnson County, Kansas, Case No. 17CV05004, against Insys Therapeutics, Inc., Insys Pharma, Inc., Torgny Andersson, Mid-America Physiatrist, P.A., Steven Simon M.D., Donna Ruck, Pharma Consultants KC, LLC, AmerisourceBergen Corporation, and Morris & Dickson Co., LLC.  The plaintiffs bring claims against Insys for negligence, common law fraud, negligent misrepresentation, unfair and deceptive trade practices, unjust enrichment, conspiracy, and aiding and abetting. Our response is due November 20, 2017.  We intend to vigorously defend this matter and based on currently available information, we do not believe any resolution of this matter will have a material adverse effect on our business, financial position, or future results of operations.

Whitham.  On or about September 1, 2017, James “Mike” Whitham and Ashley Whitham filed a complaint in the Circuit Court of Johnson County, Kansas, Case No. 17CV05005, against Insys Therapeutics, Inc., Insys Pharma, Inc., Torgny Andersson, Mid-America Physiatrist, P.A., Steven Simon M.D., Donna Ruck, Pharma Consultants KC, LLC, AmerisourceBergen Corporation, and Morris & Dickson Co., LLC.  The plaintiff brings claims against Insys for negligence, common law fraud, negligent misrepresentation, unfair and deceptive trade practices, unjust enrichment, loss of consortium, conspiracy, and aiding and abetting.  Our response is due November 20, 2017.  We intend to vigorously defend this matter and based on currently available information, we do not believe any resolution of this matter will have a material adverse effect on our business, financial position, or future results of operations.

Hartsfield.  On or about October 4, 2017, Cheryl Hartsfield filed a complaint in the Circuit Court of Pulaski County, Arkansas, Case No. 60CV-17-5581, against Insys Therapeutics, Inc., Linden Care, LLC, Mahmood Ahmad, and United Pain Care, Ltd.  The plaintiff brings claims against Insys for common law fraud and deceit, breach of fiduciary duty, violations of the Arkansas deceptive trade practices act, civil conspiracy, acting in concert, and negligence.  Our response is due on November 13, 2017. We intend to vigorously defend this matter and based on currently available information, we do not believe any resolution of this matter will have a material adverse effect on our business, financial position, or future results of operations.

Matalon.  On September 15, 2017, Vivienne Matalon, M.D. filed a complaint in the Superior Court of New Jersey, Law Division, Camden County, Case No. L-3224-17, against Insys Therapeutics, Inc., Linden Care, LLC, and Melina Ebu-Isaac.  The action was subsequently transferred to Middlesex County Superior Court, Law Division.  The plaintiff brings claims against Insys for fraudulent misrepresentation and negligent misrepresentation.  Our response is due on December 19, 2017. We intend to vigorously defend this matter and based on currently available information, we do not believe any resolution of this matter will have a material adverse effect on our business, financial position, or future results of operations.

Except as it pertains to (i) the final settlements addressed above, (ii) the accrual of $150,000,000 related to the DOJ Investigation, and (iii) the potential for damages in the federal securities litigation and derivative action that we believe should be sufficiently covered by our director and officers insurance policies (once we have met any applicable retainage requirement under the applicable policy), we believe that the probability of unfavorable outcome or loss related to all of the above litigation matters and an estimate of the amount or range of loss, if any, from an unfavorable outcome are not determinable at this time. We believe we have meritorious legal positions and will continue to represent our interests vigorously in these matters but the range of possible outcomes on these matters is very broad and we are not able to provide a reasonable estimate of our potential liability, if any, nor are we able to predict the outcome of each litigation matter.

Responding to each of these litigation matters, defending any claims raised, and any resulting fines, restitution, damages and penalties, or settlement payments, as well as any related actions brought by shareholders or other third parties, could have a material impact on our reputation, business and financial condition and divert the attention of our management from operating our business.

Material Agreements

In April 2015, we entered into an amendment to our Renaissance manufacturing and supply agreement dated May 24, 2011, as amended, which extends our existing manufacturing and supply agreement to produce SUBSYS® until the end of 2020. In addition to extending the term, this amendment added certain minimum purchase commitments.

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

In January 2016, we assigned our rights, title, duties and obligations under our manufacturing and supply agreement with Renaissance and our supply, development and exclusive licensing agreement with Aptar from our parent to our manufacturing subsidiary as part of a corporate restructuring.

In July 2016, we, through our manufacturing subsidiary, entered into a further amendment to our Renaissance manufacturing and supply agreement. This amendment effectively eliminates any prior minimum purchase (and batch) obligations that had been set forth in the amendment dated April 30, 2015, and replaces them with a new annual purchase commitment of $4,000,000 per calendar year commencing January 1, 2017 through December 31, 2020. As a result, the cumulative effect related to this amendment reduces our aggregated minimum purchase commitments with Renaissance from $49,740,000 to $16,000,000 through December 31, 2020.  During the three months ended September 30, 2017, we recorded a loss of $1,035,000 in cost of revenue in these condensed consolidated statements of operations and comprehensive income (loss) for a portion of this commitment which represented firm, non-cancellable and unconditional purchase commitments for quantities in excess of our current forecasts for future demand.

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

The following table sets forth our aggregate minimum purchase commitments with Renaissance and Aptar under these agreements (in thousands):

Years ending December 31,
Remainder of 2017	$5,500
2018	5,500
2019	6,000
2020	6,000
2021	2,000
Thereafter	—
Total	$25,000

7.	Stock-based Compensation

Amounts recognized in the condensed consolidated statements of operations and comprehensive income (loss) with respect to our stock-based compensation plans were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Research and development	$714	$1,014	$2,531	$2,938
General and administrative	4,054	7,385	10,517	14,533
Total cost of stock-based compensation	$4,768	$8,399	$13,048	$17,471

Included in stock-based compensation for the three and nine months ended September 30, 2017 and 2016 was approximately $1,450,000 and $3,878,000, respectively, of expense associated with the accelerated vesting of option awards related to terminated employees.

The following table summarizes stock option activity during the nine months ended September 30, 2017:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term (in years)	(in millions)
Vested and exercisable as of December 31, 2016	4,474,906	$9.05
Outstanding as of December 31, 2016	7,300,873	$12.36
Granted	2,145,150	$11.84
Cancelled	(1,254,346)	$17.90
Expired	(9,834)	$20.13
Exercised	(1,050,146)	$3.38
Outstanding as of September 30, 2017	7,131,697	$12.55	7.3	$11.9
Vested and exercisable as of September 30, 2017	4,284,780	$11.29	6.3	$11.9

As of September 30, 2017, we expected to recognize $24,654,000 of stock-based compensation for outstanding options over a weighted-average period of 2.7 years.

From time to time we grant restricted stock units to certain employees and directors. Restricted stock units are valued at the closing market price of our common stock on the day of grant and the total value of the units is recognized as expense ratably over the vesting period of the grants. The following table summarizes restricted stock unit activity during the nine months ended September 30, 2017:

		Weighted
		Average
		Grant-Date
	Number of	Fair Value
	Units	Per Unit
Outstanding as of December 31, 2016	—	$—
Granted	379,000	$12.20
Exercised	(14,000)	$12.65
Cancelled	(59,400)	$12.65
Outstanding as of September 30, 2017	305,600	$12.09

As of September 30, 2017, we expected to recognize $2,932,000 of stock-based compensation for outstanding restricted stock units over a weighted-average period of 2.3 years.

Cash received from option exercises under all stock-based payment arrangements for the nine months ended September 30, 2017 and 2016 was $3,550,000 and $3,475,000, respectively. Cash used to fund tax withholdings on stock-based compensation for the nine months ended September 30, 2017 was $42,000.  For the nine months ended September 30, 2016, we recorded net reductions of $675,000 of our federal and state income tax liability, with an offsetting credit to additional paid-in capital, resulting from the excess tax benefits of stock options. Effective January 1, 2017, the adoption of ASU 2016-09 eliminated the recognition of excess tax benefits of stock options in additional paid-in capital. All excess tax benefits and tax deficiencies on stock-based payment awards are recognized as income tax expense or benefit in the condensed consolidated statements of operations and comprehensive income (loss). The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. For additional information, see Note 1, Nature of Business and Basis of Presentation. For the nine months ended September 30, 2017, we recorded net reductions of $466,000 of our federal and state income tax liability, with an offsetting credit recorded within income tax expense, resulting from the excess tax benefits of stock options.

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

The following table sets forth the computation of basic and diluted net income (loss) per common share (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Historical net income (loss) per share - Basic
Numerator:
Net income (loss)	$(166,320)	$2,925	$(181,028)	$11,242
Denominator:
Weighted average number of common shares outstanding	72,285,146	71,640,536	72,133,417	71,592,145
Basic net income (loss) per common share	$(2.30)	$0.04	$(2.51)	$0.16
Historical net income (loss) per share - Diluted
Numerator:
Net income (loss)	$(166,320)	$2,925	$(181,028)	$11,242
Denominator:
Weighted average number of common shares outstanding	72,285,146	71,640,536	72,133,417	71,592,145
Effect of dilutive stock options	—	2,688,427	—	2,953,678
Weighted average number of common shares outstanding	72,285,146	74,328,963	72,133,417	74,545,823
Diluted net income (loss) per common share	$(2.30)	$0.04	$(2.51)	$0.15

As we have incurred a net loss for the three and nine months ended September 30, 2017, basic and diluted per share amounts are the same, since the effect of potential common share equivalents is anti-dilutive. Anti-dilutive share equivalents included 5,578,530 and 5,575,979 outstanding stock options as of September 30, 2017 and 2016, respectively.

9.	Product Lines, Concentration of Credit Risk and Significant Customers

We are engaged in the business of developing and selling pharmaceutical products. During the three and nine months ended September 30, 2017 and 2016 we had two product lines, SUBSYS® and SYNDROS®. Our chief operating decision-maker evaluates revenues based on product lines.

The following tables summarizes our net revenue by product line, as well as the percentage of revenue by route to market (in thousands):

	Net Revenue by Product Line
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
SUBSYS®	$29,986	$57,773	$108,524	$187,415
SYNDROS®	684	—	684	—
Total net revenue	$30,670	$57,773	$109,208	$187,415

	Percent of Revenue by Route to Market
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Pharmaceutical wholesalers	63%	66%	62%	69%
Specialty pharmaceutical retailers	37%	34%	38%	31%
	100%	100%	100%	100%

All our products are sold in the United States of America.

Product shipments to our three largest pharmaceutical wholesalers accounted for 25%, 18% and 11% of total shipments and product shipments to our two largest specialty pharmaceutical retailers accounted for 25% and 13% of total shipments for the nine months ended September 30, 2017. Product shipments to our four largest pharmaceutical wholesalers accounted for 17%, 16%, 15% and 15% of total shipments and product shipments to one specialty pharmaceutical retailer accounted for 30% of total shipments for the nine months ended September 30, 2016. Our three largest pharmaceutical wholesalers’ accounts receivable balances accounted for 35%, 19% and 13% of gross accounts receivable and our two largest specialty pharmaceutical retailers’ accounts receivable balances accounted for 17% and 13% of gross accounts receivable balance as of September 30, 2017. Our four largest pharmaceutical wholesalers’ accounts receivable balances accounted for 36%, 23%, 21% and 13% of gross accounts receivable balance as of December 31, 2016.

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

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management; PBM formulary changes relative to SUBSYS® or SYNDROS® that may have a material impact on future net revenue; our intent to file an IND application for the treatment of epilepsy with cannabidiol; the sufficiency of our manufacturing capacity; the beneficial attributes of our dronabinol product candidates and delivery mechanisms; that our suppliers are equipped to supply us with our current and future chemical needs; that pending dronabinol candidates will default to Schedule II classification; that changes in health care laws will result in reduced Medicaid and Medicare payments for prescription drugs; that sales and marketing and research and development costs will be our largest categories of expenses; that sales and marketing expenses will fluctuate based on changes in SUBSYS® or SYNDROS® net revenue; our development of different dronabinol delivery systems; that we can maintain or even grow market share and net revenue for SUBSYS® and SYNDROS®  and our strategies relating thereto; that we may pursue strategies relating to synthetic cannabidiol; our sales and marketing strategy for future products and delivery systems; that we may pursue strategic transactions such as acquisitions of other companies, asset purchase, out- or in-licensing of products, strategic partnerships, joint ventures, divestitures, business combinations and investments; our ability to obtain foundation materials and manufacture dronabinol in light of government quotas; our strategy of using Marinol as a reference drug in future drug approval applications; the expected pathway of drug applications we expect to file in the future; that physicians and payers will continue to gain familiarity about and accept the features of SUBSYS® and SYNDROS®; our plans and strategies for obtaining future international approvals; our plans and strategies to protect our intellectual property; our intention of not paying dividends; possible capital raising transactions we may pursue; that we may avail ourselves of certain Nasdaq governance provisions because of our status as a controlled company; that research and development and operating costs will fluctuate; that our investments in our sales and research and development infrastructure will result in increased sales; accounting estimates and the impact of new or recently issued accounting pronouncements; that cash flows from operations will fluctuate as a result of sales of SUBSYS® and SYNDROS®; the source and sufficiency of our liquidity and capital resources to fund our operations; trends in restrictions and impediments relating to reimbursement policies imposed by PBMs;  the impact of pending litigation and our strategy relating thereto; that we will not recognize revenue in the near term from current research and development initiatives; our exposure to interest rate changes and market risks related to our investments; and the potential impact of Section 382 limitations on our NOLs. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations as described from time to time in our SEC reports, including those risks outlined under “Risk Factors” in Item 1A of our Form 10-K for the year ended December 31, 2016. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Form 10-Q. You should carefully consider these risks and uncertainties described and other information contained in the reports we file with or furnish to the SEC before making any investment decision with respect to our securities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:

•	the impact of ongoing regulatory review of SUBSYS®, SYNDROS® and other product candidates that receive regulatory approval;
•	our dependence on sales of SUBSYS® and SYNDROS®;

•	market acceptance, including by third-party payers, of our products;
•	the unpredictability and regulation surrounding the reimbursement of SUBSYS® and SYNDROS® by third-party payers;
•	the success of our sales and marketing strategies;
•	our ability to manage growth in our business;
•	manufacturing failures;
•	challenges relating to our operation of a second dronabinol manufacturing facility;
•	our limited manufacturing capabilities and our reliance on third parties in our product supply chain;
•	delays in manufacturing or interruption of our sublingual spray delivery system;
•	competition;
•	our ability to achieve and maintain adequate levels of third-party payer and reimbursement coverage for sales of our products;
•	our reliance on wholesale pharmaceutical distributors for sales of our products through to the retail distribution channel;
•	our reliance on third parties for the performance of services relating to SUBSYS® and SYNDROS®, including invoicing, storage and transportation;
•	our ability to develop a pipeline of product candidates;
•	any failure of our clinical trials to demonstrate acceptable levels of safety and efficacy;
•	expenses, delays, changes and terminations that could adversely affect the design and implementation of our clinical trials;
•	reliance on third parties to conduct and oversee our clinical trials;
•	acceptance by the FDA of our data from our clinical trials conducted outside the United States;
•	risks and uncertainties associated with starting materials sourced from India;
•	our ability to meet Section 505(b)(2) regulatory approval pathways or requirements for our product candidates;
•	annual DEA quotas on the amount of dronabinol allowed to be produced in the United States;
•	our failure to successfully acquire, develop or market additional product candidates;
•	our ability to retain key management and other personnel;
•	misconduct and improper activities by our employees, prescribing physicians and other persons involved in the marketing and distribution of our products;
•	our ability to utilize our net operating loss and research and development tax credit carryforwards;
•	the adverse impacts of strategic transactions;
•	our exposure to product liability claims;
•	our ability to comply with environmental laws relating to our use of hazardous materials;
•	system failures, accidents, or security breaches;
•	natural disasters;
•	our significant operating expenses and need for potential additional funding;
•	our failure to comply with federal and state health care laws, including fraud and abuse and health information privacy and security laws;
•	undesirable side effects of our products and the potential for post-approval regulatory action relating to such side effects;

•	the impact of changes in policies and funding resulting from health care reform measures, including the impact on the funding, staffing and leadership of the FDA and other agencies;
•	heightened attention on the use of opioids, including government litigation, changes in policies, and legislation at the federal and local level;
•	our ability to obtain and enforce patent rights or other intellectual property rights that cover our products and product candidates;
•	costs of litigation and our ability to protect our intellectual property rights;
•	our exposure to litigation relating to infringement suits against us;
•	our exposure to claims that our employees or independent contractors have wrongfully used or disclosed to us trade secrets of their other clients or former employers;
•	our compliance with the procedural, document submission, fee payment and other requirements needed to apply for patents;
•	ownership control over the Company by its founder and principal stockholder and challenges related to his indictment;
•	fluctuation in the price of our common stock;
•	substantial future sales of shares by existing shareholders, or the perception that such sales may occur, could cause our stock price to decline;
•	our ability to maintain and improve our financial controls and related compliance with SEC and stock exchange listing standards;
•	lack of, or inaccurate, published research about us;
•	the impact of future sales of our common stock or securities convertible into our common stock;
•	the effect of anti-takeover provisions in our charter documents and under Delaware law;
•	the impact of our exemptions from certain Nasdaq independence rules because of our status as a “controlled company”; and
•	our intention to not pay dividends in the foreseeable future.

Additionally, there may be other risks that are otherwise described from time to time in the reports that we file with the SEC. Any forward-looking statements in this report should be considered in light of various important factors, including the risks and uncertainties listed above, as well as others.

Overview

We are a commercial-stage specialty pharmaceutical company that develops and commercializes innovative supportive care products. As of September 30, 2017, we have two commercially marketed products:

•

SUBSYS® — a proprietary, single-use product that delivers fentanyl, an opioid analgesic, for transmucosal absorption underneath the tongue, offered in 100, 200, 400, 600, 800, 1,200 and 1,600 mcg dosages. SUBSYS® is approved for the treatment of BTCP in opioid-tolerant patients. We received FDA approval for SUBSYS® in January 2012 and commercially launched SUBSYS® in March 2012.

•

SYNDROS® — a dronabinol oral solution that is equivalent to Marinol, an approved second-line treatment for CINV and anorexia associated with weight loss in patients with AIDS. We received FDA approval for SYNDROS® in July 2016. In March 2017, the DEA issued an interim final ruling that would result in SYNDROS® being placed in Schedule II of the CSA. We received final labeling approval by the FDA in May 2017 and commercially launched SYNDROS® in July 2017.

We market SUBSYS® and SYNDROS® through our U.S.-based field sales force focused on supportive care physicians. Consistent with most pharmaceutical manufacturing companies, we sell SUBSYS® and SYNDROS® primarily to pharmaceutical wholesalers and collect sales proceeds from those wholesalers. For the nine months ended September 30, 2017, sales to our three largest wholesale customers accounted for 54% of gross revenue. We also sell SUBSYS® and SYNDROS®

directly to certain specialty pharmaceutical retailers who distribute our product. For the nine months ended September 30, 2017, direct sales to our two largest specialty pharmaceutical retailers accounted for 38% of gross revenue. We do not own or have any ownership stake in any pharmaceutical wholesaler or specialty pharmacy, nor do we have an option to acquire any wholesaler or specialty pharmacy. All pharmacies that fulfill SUBSYS® and SYNDROS® prescriptions are fully independent. Our relationships with every pharmacy that fulfills SUBSYS® and SYNDROS® prescriptions are non-exclusive in that each of these pharmacies may also fulfill prescriptions for other pharmaceutical manufacturers, including our competitors. For the nine months ended September 30, 2017, over 455 independent pharmacies have fulfilled at least one SUBSYS® prescription.

Our sales of, and revenue from, SUBSYS® depend in significant part on the coverage and reimbursement policies of third-party payers, including government payers, such as Medicare and Medicaid, and private health insurers. All third-party payers are sensitive to the cost of drugs and consistently implement efforts to control these costs, which efforts include, but are not limited to, establishing excluded or preferred drug lists. SUBSYS® has been, and will likely continue to be, subject to these restrictions and impediments from third-party payers, particularly PBMs and private health insurers. SYNDROS® will likely be subject to these restrictions and impediments from third-party payers, particularly PBMs and private health insurers, as well. We provide administrative reimbursement support assistance, in large part through our patient services hub, to help patients coordinate with their insurance companies.

We are also developing other product candidates, such as cannabinoid line extensions and sublingual spray product candidates.  Our most advanced product candidate is buprenorphine sublingual spray. This product candidate possesses unique pharmacological properties that may make it a safe and efficacious alternative to traditional opioids, especially outside of a hospital setting.  On September 29, 2017, we filed an NDA with the FDA for this product candidate.

We produce the API for SYNDROS® at our U.S.-based, state-of-the-art dronabinol manufacturing facility. We believe that this facility has the capacity to supply sufficient commercial quantities of dronabinol API for our initial launch quantities of SYNDROS® and support the continued development of our other dronabinol product candidates in the near-term. However, we have opened and expanded a second dronabinol manufacturing facility, which we anticipate will enable us to supply sufficient commercial quantities of dronabinol API for the anticipated commercialization of our proprietary dronabinol product candidates, if approved.

We have the capability to manufacture pharmaceutical CBD, an over 99.5% pure form of cannabidiol, in our Round Rock, Texas manufacturing facility. On April 23, 2015, we announced that we had commenced dosing of epilepsy patients in a Phase I PK study in pediatric subjects. We intend to file an IND application with the FDA for the treatment of epilepsy.

Factors Affecting Our Performance

We believe that our performance and future success are dependent upon a number of factors, including our approved product sales, investments in our infrastructure and growth, and our ability to successfully develop product candidates, and complete related regulatory processes. In addition, our ability to ensure that our products, policies and practices adhere to the extensive national, state, and local regulations applicable to our industry is critical to our success, particularly as our operations and product opportunities continue to grow at a rapid pace. Finally, we believe that as our ongoing federal and state investigations and litigation proceedings have continually accumulated, these challenges in the aggregate have led to pressure on our business with respect to factors like reputational damage in the healthcare community and industry and significant legal costs and expenses. While each of these areas presents significant opportunities for us, they also pose significant risks and challenges that we must successfully address.

Approved Product Sales. Our operating results will depend significantly upon our, and any of our third-party distributors’, sales of approved products. During the nine months ended September 30, 2017, substantially all of our net revenues were generated from the sale of our approved product, SUBSYS®.  We generated minimal revenues from the sale of SYNDROS® during the nine months ended September 30, 2017.  Our results depend on prescription volume generally, which we believe is driven primarily by achievement of broad market acceptance and coverage by third-party payers, and effectiveness of the marketing and selling efforts with respect to SUBSYS®. Moreover, our gross margins improve on a unit-by-unit basis as we sell higher dosage strengths of our products. Importantly, the proportion of prescriptions written for repeat SUBSYS® patients was approximately 92% of prescriptions as of September 30, 2017. Generally, repeat SUBSYS® patients receive significantly higher doses of SUBSYS® on average than first-time patients, as patients are titrated from a starter dose of SUBSYS® to their effective dose in accordance with the TIRF REMS protocol.

According to QuintilesIMS, a worldwide integrated information and technology health care service provider, the total market for TIRF products for the three months ended September 30, 2017 was approximately 10,000 prescriptions and we estimate SUBSYS® prescriptions were approximately 31% of the TIRF market, compared to a total market for TIRF products of approximately 19,500 prescriptions and approximately 43% SUBSYS® market share for the three months ended September 30, 2016.

The continuing and heightened publicity surrounding the national opioid epidemic continues to result in sensitivity by some health care professionals to prescribe, and pharmacies to dispense, opioids. In part, this sensitivity by health care professionals and pharmacies is the result of third-party payers, such as insurance companies, and regulatory and government agencies increasingly scrutinizing the indications and uses for which health care professionals are prescribing, and pharmacies are dispensing, opioids. President Trump’s declaration of the opioid crisis as a public health emergency may add to this sensitivity. Moreover, ongoing state and federal investigations into our sales, marketing and other commercial practices and developments and media reports that may arise in connection with such investigations may negatively affect our relationships with health care professionals and pharmacies and their prescribing or dispensing habits.  Consequently, these current and potential future events have affected and will likely continue to affect, the manner in which, and the situations when, SUBSYS® is being prescribed, dispensed and approved for coverage. While we continue to sell directly into wholesalers and retail pharmacies for our revenue, the direct pressures discussed above related to the retail demand-side components of our business will likely result in our inability to grow full-year 2017 SUBSYS® revenue at similar levels when compared to 2016. In addition, for the same reasons, we anticipate that we will experience future declines in SUBSYS® revenue for the remainder of 2017 when compared to prior quarters in 2016.

Third Party Payer Interactions and Government Programs Associated with Reimbursement. Our interaction with third-party payers is critical to the success of our business and financial condition. Our relationships with these third-party payers evolves on a regular basis and is often difficult to predict. By way of example, from time to time, third-party payers modify which drugs they choose to reimburse. For instance, on or around August 1, 2014, ESI officially released its exclusion list of drugs, effective January 1, 2015, in connection with its national preferred formulary. While SUBSYS® was removed from this list in 2017, other PBMs may take similar actions and these actions may have a material impact on our net revenue in the future. As we have in the past, we will continue working with PBMs to evaluate price increases and to communicate with managed care and health-system decision-makers to ensure a balanced approach, which takes into account the clinical performance and efficacy of our products.

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

Investments in Our Infrastructure and Growth. Our ability to increase our sales and to further penetrate our target market segments is dependent in part on our ability to invest in our infrastructure and in our sales and marketing efforts. In order to drive further growth, we may hire additional sales and marketing personnel and invest in marketing our products to our target physician prescriber base. For example, as of September 30, 2017, we had 197 full-time sales and marketing personnel. This would lead to corresponding increases in our operating expenses, although we anticipate that these investments will result in increased product sales and net revenue. In addition, we have constructed a second dronabinol manufacturing facility, which we anticipate will supply us with sufficient commercial quantities of dronabinol API for the commercialization of our proprietary dronabinol product candidates, if approved. This second facility will also increase our operating expenses.

Product Development and Related Regulatory Processes. Our operating results will also depend significantly on our research and development activities and related regulatory developments. Our research and development expenses were $46.6 million and $58.4 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, we had 60 full-time research and development personnel. We expect research and development expenses to increase as we continue our planned preclinical studies and clinical trials for our product candidates, particularly our proprietary cannabinoid product candidates and sublingual spray product candidates. We do not expect to realize net revenues from all of these research and development initiatives in the near term and may never realize net revenues from these investments. Due to the risks inherent in conducting preclinical studies and clinical trials, the regulatory approval process and the costs of preparing, filing and prosecuting patent applications, our development completion dates and costs will vary significantly for each product candidate and are very difficult to estimate. The lengthy process of seeking regulatory approvals and the subsequent compliance with applicable regulations require the expenditure of substantial additional resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals or acceptable DEA classifications for our product candidates could cause our research and development expenditures to increase significantly and in turn, have a material adverse effect on our results of operations.

Basis of Presentation

Net Revenue

We sell SUBSYS® in packages of various sized single-dose units in dosage strengths of 100, 200, 400, 600, 800, 1,200 and 1,600 mcg to wholesale pharmaceutical distributors and speciality retail pharmacies, collectively, our customers, on a wholesale basis. Sales to our customers are subject to specified rights of return. We record revenue for SUBSYS® at the time the customer receives the shipment.  We sell SYNDROS® in multi-dose 30-mL bottles to wholesale pharmaceutical distributors and speciality retail pharmacies, collectively, our customers, on a wholesale basis. Sales to our customers are subject to specified rights of return. We currently defer recognition of revenue on product shipments of SYNDROS® to our customers until the right of return no longer exists, which occurs at the earlier of the time SYNDROS® units are sold to healthcare facilities or dispensed through patient prescriptions, or expiration of the right of return. We estimate patient prescriptions dispensed using an analysis of third-party market research data. If this third-party data underestimates or overestimates actual patient prescriptions dispensed for a given period, adjustments to revenue may be necessary in future periods.

Cost of Revenue, Gross Profit and Gross Margin

Cost of revenue consists primarily of materials, third-party manufacturing costs, freight in, direct and indirect personnel costs, and other overhead costs based on units dispensed through patient prescriptions. Also, included in cost of revenue are charges for reserves for excess, dated or obsolete commercial inventories and production manufacturing variances.

Gross profit is net revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of net revenue.

Sales and Marketing Expenses

Our sales and marketing expenses consist primarily of salaries, commissions, benefits, consulting fees, costs of obtaining prescription and market data, and market research studies related to SUBSYS® and SYNDROS®. We also incurred expenses directly related to the launch of SYNDROS®. As of September 30, 2017, we had 197 full-time sales and marketing personnel. Because we use an incentive-based compensation model for our sales professionals, we expect our sales and marketing expenses to fluctuate from period to period based on changes in net revenue.

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

To date, our research and development efforts have been focused primarily on our fentanyl, dronabinol, buprenorphine and cannabidiol programs. As of September 30, 2017, we had 60 full-time research and development personnel. We expect research and development expenses to fluctuate based on our planned preclinical studies and clinical trials for our product candidates. We determine which research and development projects to pursue, as well as the level of funding available for each project, based on the scientific and preclinical and clinical results of each product candidate and related regulatory action.

The following table provides a breakdown of our research and development expenses during the nine months ended September 30, 2017 and 2016 (in millions):

	Nine Months Ended
	September 30,
	2017	2016
Cannabidiol	$10.4	$12.5
Buprenorphine	6.8	8.9
Fentanyl	2.6	3.4
LEP-ETU and IL-13	0.2	2.3
Naloxone	0.9	2.4
Dronabinol	2.2	3.7
Ondansetron	0.3	1.1
Buprenorphine/Naloxone	0.8	0.7
Sildenafil	0.2	0.5
Internal research and development costs	20.1	21.0
Other	2.1	1.9
Total research and development expenses	$46.6	$58.4

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, accounting, legal, business development and internal support functions. In addition, general and administrative expenses include facility costs not otherwise included in research and development expenses and professional fees for legal, consulting and accounting services. As of September 30, 2017, we had 53 full-time general and administrative personnel. We expect general and administrative expense to modestly increase as a result of expanding our operating activities and the costs we will incur operating as a public company. We expect these increases to include salaries and related expenses, legal and consultant fees, regulatory fees as new products are commercialized, accounting fees, director fees, increased directors’ and officers’ insurance premiums, fees for investor relations services, and enhanced business and accounting systems.

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

Significant Accounting Polices and Estimates

There were no changes in our significant accounting policies and estimates during the nine months ended September 30, 2017 from those set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

Comparison of Three Months Ended September 30, 2017 to Three Months Ended September 30, 2016

The following table presents certain selected consolidated financial data for the three months ended September 30, 2017 and 2016, expressed as a percentage of net revenue:

	Three Months Ended
	September 30,
	2017	2016
Net revenue	100.0%	100.0%
Cost of revenue	24.4	8.1
Gross profit	75.6	91.9
Operating expenses:
Sales and marketing	41.8	28.8
Research and development	63.7	28.6
General and administrative	51.2	30.6
Charges related to litigation award and settlements	491.9	—
Total operating expenses	648.6	88.0
Operating income (loss)	(573.0)	3.9
Other income:
Interest income	1.7	0.5
Other income (expense), net	(0.3)	—
Total other income	1.4	0.5
Income (loss) before income taxes	(571.6)	4.4
Income tax expense (benefit)	(29.3)	(0.7)
Net income (loss)	(542.3)%	5.1%

Net Revenue. Net revenue decreased $27.1 million, or 46.9%, to $30.7 million for the three months ended September 30, 2017, compared to $57.8 million for the three months ended September 30, 2016. The decrease in net revenue was attributable to a decrease in net revenue of SUBSYS®, which was the result of a 49.8% decrease in SUBSYS® shipments to pharmaceutical wholesalers and specialty pharmaceutical retailers for the three months ended September 30, 2017 due primarily to reduced demand for SUBSYS®, as compared to the three months ended September 30, 2016, combined with a 2.5% decrease in net sales price due to changes in mix of prescribed dosages and changes in provisions for wholesaler discounts, patient discounts, rebates, and returns, partially offset by price increases in  July 2016, January 2017, and August 2017. Provisions for patient discounts, wholesaler discounts, rebates, and returns were $1.9 million, $3.5 million, $7.2 million, and $5.6 million, respectively, or 37.3% on a combined basis of gross revenue  for the three months ended September 30, 2017, compared to $33.6 million, $6.9 million, $11.9 million, and less than $0.1 million, respectively, or 47.5% on a combined basis of gross revenue from the sale of SUBSYS® for the three months ended September 30, 2016. The decrease in product sales allowances was primarily attributable to lower volumes of patient assistance during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. As described in “Factors Affecting Our Performance – Approved Product Sales”, the continuing sensitivity by some health care professionals to prescribe, and pharmacies to dispense, opioids, scrutiny by third party payers and governmental agencies, and ongoing state and federal investigations, and media reports related thereto, will likely result in our inability to grow full-year SUBSYS® revenue for the remainder of 2017 when compared to 2016. In addition, for the same reasons, we anticipate that we will experience future declines in SUBSYS® revenue for the remainder of 2017 when compared to prior quarters in 2016.

Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue increased $2.8 million to $7.5 million for the three months ended September 30, 2017 compared to $4.7 million for the three months ended September 30, 2016. The increase in cost of revenue was primarily attributable to an increase in the inventory obsolescence reserve of $3.3 million for the three months ended September 30, 2017 compared to $1.9 million for the three months ended September 30, 2016, partially offset by a decrease in sales of SUBSYS® during the three months ended September 30, 2017. Gross profit decreased $29.9 million to $23.2 million for the three months ended September 30, 2017 compared to $53.1 million for the three months ended September 30, 2016 due primarily to the decrease in sales of SUBSYS® and the increase in the inventory obsolescence reserve.   Gross margin for the three months ended September 30, 2017 was approximately 76% compared to approximately 92% for the three months ended September 30, 2016.

Sales and Marketing Expense. Sales and marketing expense decreased $3.9 million to $12.8 million for the three months ended September 30, 2017 compared to $16.7 million for the three months ended September 30, 2016. The decrease in sales and marketing expense was due primarily to the decrease in sales of SUBSYS® and a decrease in sales and marketing personnel costs.

Research and Development Expense. Research and development expense increased $3.1 million to $19.6 million for the three months ended September 30, 2017 compared to $16.5 million for the three months ended September 30, 2016. The increase in research and development expense was primarily due to increases in research and development personnel and clinical and development expenses.

General and Administrative Expense. General and administrative expense decreased $2.0 million to $15.7 million for the three months ended September 30, 2017 compared to $17.7 million for the three months ended September 30, 2016. The decrease in general and administrative expense was due primarily to a $3.3 million decrease in stock-based compensation costs, partially offset by $0.5 million in penalties resulting from an employment tax audit and an increase in general and administrative personnel costs.

Charges Related to Litigation Award and Settlements. Charges related to litigation award and settlements for the three months ended September 30, 2017 represent a $150.0 million accrual in connection with the DOJ Investigation and interest expense of $0.8 million in connection with the settlement with Dr. Kottayil.  See Note 6 of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information. There was no similar charge for the three months ended September 30, 2016.

Income Tax Expense (Benefit). Provision for income taxes was $(9.0) million for the three months ended September 30, 2017, representing an effective tax benefit of 5.1%, as compared to $(0.4) million for the three months ended September 30, 2016, representing an effective tax benefit of 14.9%. The change in the effective rate for the period ended September 30, 2017, compared with the same period in the previous year was due principally to the current period loss and the favorable rate impact of the income tax credits. As discussed in Note 6 of the Notes to our Unaudited Condensed Consolidated Financial Statements, the $150.0 million accrual related to the DOJ Investigation does not currently meet the more likely than not standard for tax deductibility; therefore, we have recognized no tax benefit for it in the financial statements. Due to the uncertainty around the ultimate outcome of this matter, it is possible that some or all of this accrual may meet the more likely than not standard in the future, at which time the benefit would be recognized. The impact of this accrual on our effective tax rate for the three months ended September 30, 2017 is 30.4%.

We had unrecognized tax benefits of approximately $10.1 million as of September 30, 2017, primarily associated with tax positions taken in prior years. No significant penalties and approximately $1.1 million of interest are included in income taxes and accounted for on the balance sheet related to unrecognized tax positions.

Comparison of Nine Months Ended September 30, 2017 to Nine Months Ended September 30, 2016

The following table presents certain selected consolidated financial data for the nine months ended September 30, 2017 and 2016, expressed as a percentage of net revenue:

	Nine Months Ended
	September 30,
	2017	2016
Net revenue	100.0%	100.0%
Cost of revenue	14.7	8.3
Gross profit	85.3	91.7
Operating expenses:
Sales and marketing	38.3	30.0
Research and development	42.7	31.1
General and administrative	43.8	24.7
Charges related to litigation award and settlements	142.2	—
Total operating expenses	267.0	85.8
Operating income (loss)	(181.7)	5.9
Other income:
Interest income	1.3	0.4
Other income (expense), net	-	—
Total other income	1.3	0.4
Income (loss) before income taxes	(180.4)	6.3
Income tax expense (benefit)	(14.6)	0.3
Net income (loss)	(165.8)%	6.0%

Net Revenue. Net revenue decreased $78.2 million, or 41.7%, to $109.2 million for the nine months ended September 30, 2017, compared to $187.4 million for the nine months ended September 30, 2016. The decrease in net revenue was attributable to a decrease in net revenue of SUBSYS®, which was the result of a 40.2% decrease in SUBSYS® shipments to pharmaceutical wholesalers and specialty pharmaceutical retailers for the nine months ended September 30, 2017 due primarily to reduced demand for SUBSYS®, as compared to the nine months ended September 30, 2016, combined with a 1.7% decrease in net sales price due to changes in mix of prescribed dosages and changes in provisions for wholesaler discounts, patient discounts, rebates, and returns, partially offset by price increases in January 2017 and August 2017. Provisions for patient discounts, wholesaler discounts, rebates, and returns were $8.9 million, $11.2 million, $23.1 million, and $6.6 million, respectively, or 31.3% on a combined basis of gross revenue for the nine months ended September 30, 2017, compared to $73.7 million, $22.8 million, $29.5 million, and less than $0.1 million, respectively, or 40.2% on a combined basis of gross revenue from the sale of SUBSYS® for the nine months ended September 30, 2016. The decrease in product sales allowances was primarily attributable to lower volumes of patient assistance during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. As described in “Factors Affecting Our Performance – Approved Product Sales”, the continuing sensitivity by some health care professionals to prescribe, and pharmacies to dispense, opioids, scrutiny by third party payers and governmental agencies, and ongoing state and federal investigations, and media reports related thereto, will likely result in our inability to grow full-year SUBSYS® revenue for the remainder of 2017 when compared to 2016. In addition, for the same reasons, we anticipate that we will experience future declines in SUBSYS® revenue for the remainder of 2017 when compared to prior quarters in 2016.

Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue increased $0.4 million to $16.0 million for the nine months ended September 30, 2017 compared to $15.6 million for the nine months ended September 30, 2016. The increase in cost of revenue was primarily attributable to an increase in the inventory obsolescence reserve of $6.3 million for the nine months ended September 30, 2017 compared to $3.2 million for the nine months ended September 30, 2016, partially offset by the decrease in sales of SUBSYS® during the nine months ended September 30, 2016. Gross profit decreased $78.6 million to $93.2 million for the nine months ended September 30, 2017 compared to $171.8 million for the nine months ended September 30, 2016 due primarily to the decrease in sales of SUBSYS® and an increase in the inventory obsolescence reserve  . Gross margin for the nine months ended September 30, 2017 was approximately 85% compared to approximately 92% for the nine months ended September 30, 2016.

Sales and Marketing Expense. Sales and marketing expense decreased $14.4 million to $41.8 million for the nine months ended September 30, 2017 compared to $56.2 million for the nine months ended September 30, 2016. The decrease in sales and marketing expense was due primarily to the decrease in sales of SUBSYS® and a decrease in sales and marketing personnel costs.

Research and Development Expense. Research and development expense decreased $11.8 million to $46.6 million for the nine months ended September 30, 2017, compared to $58.4 million for the nine months ended September 30, 2016. The decrease in research and development expense was primarily due to decreases in research and development personnel and clinical and development expenses.

General and Administrative Expense. General and administrative expense increased $1.6 million to $47.9 million for the nine months ended September 30, 2017 compared to $46.3 million for the nine months ended September 30, 2016. The increase in general and administrative expense was due primarily to increases in legal expense incurred in connection with various ongoing government investigation and subpoena related matters, penalties resulting from an employment tax audit, and general and administrative personnel costs. The increase in legal and personnel costs were offset by a decrease in stock-based compensation costs.

Charges Related to Litigation Award and Settlements. Charges related to litigation award and settlements for the nine months ended September 30, 2017 represent a $150.0 million accrual in connection with the DOJ Investigation, $4.5 million in connection with the investigation by the State of Illinois, and interest of $0.8 million in connection with the settlement with Dr. Kottayil.  See Note 6 of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information. There was no similar charge for the nine months ended September 30, 2016.

Income Tax Expense (Benefit). Provision for income taxes was $(16.0) million for the nine months ended September 30, 2017, representing an effective tax benefit of 8.1%, as compared to $0.5 million for the nine months ended September 30, 2016, representing an effective tax expense rate of 4.4%. The change in the effective rate for the period ended September 30, 2017, compared with the same period in the previous year was due principally to the current period loss and favorable rate impact of the income tax credits. As discussed in Note 6 of the Notes to our Unaudited Condensed Consolidated Financial Statements, the $150.0 million accrual related to the DOJ Investigation does not currently meet the more likely than not standard for tax deductibility; therefore, we have recognized no tax benefit for it in the financial statements. Due to the uncertainty around the ultimate outcome of this matter, it is possible that some or all of this accrual may meet the more likely than not standard in the future, at which time the benefit would be recognized.  The impact of this accrual on our effective tax rate for the nine months ended September 30, 2017 is 25.9%. As of September 30, 2017, we had approximately $1.1 million of federal NOLs, and $229.7 million of state NOLs which are net of state NOLs that expire on December 31, 2017 and are not expected to be utilized.

We had unrecognized tax benefits of approximately $10.1 million as of September 30, 2017, primarily associated with tax positions taken in prior years. No significant penalties and approximately $1.1 million of interest are included in income taxes and accounted for on the balance sheet related to unrecognized tax positions.

Liquidity and Capital Resources

Sources of Liquidity

Current operations are financed principally with existing cash on hand, investments in marketable securities and cash flows from operations.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in millions):

	Nine Months Ended
	September 30,
	2017	2016
Net cash provided by (used in) operating activities	$(49.4)	$34.1
Net cash used in investing activities	(23.8)	(9.7)
Net cash provided by (used in) financing activities	4.4	(10.4)
Net decrease in cash and cash equivalents	(68.8)	14.0
Cash and cash equivalents, beginning of period	104.6	79.5
Cash and cash equivalents, end of period	$35.8	$93.5

Cash Flows From Operating Activities. Net cash used in operating activities was $49.4 million for the nine months ended September 30, 2017, as compared to net cash provided by operating activities of $34.1 million for the nine months ended September 30, 2016. The net cash used during the nine months ended September 30, 2017 primarily reflects the net loss for the period driven by a reduction in SUBSYS® net sales, adjusted in part by depreciation and amortization and stock-based compensation expense, and is also impacted by changes in working capital and payments in connection with the settlement of the investigations by the States of New Hampshire and Illinois, and the settlement with Dr. Kottayil.

Cash Flows From Investing Activities. Net cash used in investing activities was $23.8 million and $9.7 million for the nine months ended September 30, 2017 and 2016, respectively, and consists primarily of the purchase of investments and property and equipment.

Cash Flows From Financing Activities. Net cash provided by financing activities was $4.4 million for the nine months ended September 30, 2017 , as compared to net cash used in financing activities of $10.4 million for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, we recorded proceeds from the exercise of stock options of $3.6 million and proceeds from shares issued under our employee stock purchase plan of $0.8 million. During the nine months ended September 30, 2016, we expended approximately $16.1 million to repurchase shares of our common stock, partially offset by excess tax benefits on stock options and awards of $0.7 million, proceeds from the exercise of stock options of $3.5 million and proceeds from shares issued under our employee stock purchase plan of $1.6 million.

We invoice pharmaceutical wholesalers and specialty pharmaceutical retailers upon shipment of SUBSYS®. To date, our customers have typically paid us 30 to 60 days from their applicable invoice dates.

Our cash flows for 2017 and beyond will depend on a variety of factors, including sales of SUBSYS® and SYNDROS®, regulatory approvals, investments in manufacturing and production, capital equipment, research and development, and litigation settlements, and general and administrative expenses.

Funding Requirements

We had cash, cash equivalents and marketable securities of $177.2 million and $236.7 million at September 30, 2017 and December 31, 2016, respectively, available to fund operations. We believe that our pre-existing cash and cash equivalents and investments, together with interest thereon, will be sufficient to fund our projected operating requirements for at least the next 12 months based upon our current operational plan, budget and spending assumptions.

Because of the numerous risks and uncertainties associated with commercialization of SUBSYS®, SYNDROS® and the development of our other product candidates, we are unable to predict the amounts of increased capital outlays and operating expenditures associated with our current anticipated product introduction, clinical trials and preclinical studies. The timing and amounts of our funding requirements will depend on numerous factors, including but not limited to:

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

In the ordinary course of business, we are involved in litigation, claims, government inquiries, investigations, charges and proceedings. Refer to Note 6 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Our ability to successfully defend ourselves against pending and future litigation may impact cash flows. The uncertainty of the timing of a settlement with the DOJ, if any, could impact our liquidity and require us to sell investments before the recovery of their amortized cost basis, particularly when aggregated with other potential state investigation settlements that may occur in the future, as well as potential future settlements related to ongoing litigation with insurance payors or other third parties.

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

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

Recently Adopted Accounting Pronouncements

Refer to Note 1 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2017, $22.5 million of our cash equivalent investments was in money market securities that are reflected as cash equivalents because all original maturities are within 90 days. Money market securities may consist of commercial paper, Federal agency discount notes and money market funds. We believe our interest rate risk with respect to these investments is limited due to the short-term duration of these arrangements and the yields earned, which approximate current interest rates.

Our policy for our short-term and long-term investments is to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. Our investment portfolio, consisting of fixed income securities that we hold on an available-for-sale basis, was approximately $144.1 million as of September 30, 2017, and $133.1 million as of December 31, 2016. These securities, like all fixed income instruments, are subject to interest rate risk and would likely decline in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase.

The following table provides information about our available-for-sale securities that are sensitive to changes in interest rates. We have aggregated our available-for-sale securities for presentation purposes since they are all very similar in nature (dollar amounts in millions):

Interest Rate Sensitivity

Principal Amount by Expected Maturity as of September 30, 2017

	Remainder of 2017	2018	2019	2020	2021	Thereafter
CD's and Available-for-sale securities	$28.6	$74.0	$33.5	$7.0	$—	$1.0
Weighted-average yield rate	21.84%	71.65%	35.95%	9.08%	—	0.62%

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

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, other than that disclosed below under “Remediation Efforts to Address Material Weaknesses in Internal Control over Financial Reporting,” that occurred during the quarterly period ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Remediation Efforts to Address Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have, and continue to, identify and implement actions to improve our internal control over financial reporting and disclosure controls and procedures. With the oversight of our audit committee, we have begun taking steps and plan to take additional measures to remediate the underlying causes of identified the material weaknesses as set forth below:

•

We have increased resources within our organization, including some key hires in the finance department to develop and implement continued improvements and enhancements to address the overall deficiencies that led to the material weaknesses.  More specifically, with the oversight of the audit committee, significant personnel changes were made including the hiring of a new President and Chief Executive Officer (on April 17, 2017) and a new Chief Financial Officer (on August 7, 2017).  In addition, a new Vice President of Managed Markets was hired with expertise around industry practices in rebates and managed care contracts.  We have also hired a Director of Pricing and Contracting in the managed care organization. All of these executives have significant pharmaceutical industry experience and these hires resulted from a comprehensive national search process conducted by an outside recruiting firm.  In addition to the above executive hires, since April 2017, we created a new position for an accounting manager within the finance department, who we hired along with two senior accountants to ensure that we have a sufficient complement of finance personnel within the accounting function responsible for the completeness and accuracy of underlying data used in the determination of significant estimates.  As these employees integrate into our organization, we plan to review our policies and procedures around internal controls. We believe these personnel changes are overarching remedial measures that are assisting us with each of the material weaknesses including establishing effective policies and procedures, accomplishing timely and effective reviews by personnel at an appropriate level and ensuring that we have addressed tone at the top with respect to judgment and appropriate rigor.

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

•

We have hired a Cost Accounting Manager to oversee and monitor plant accounting and financial reporting activities including maintaining effective policies and procedures. We have implemented a cross-functional review process between finance, the manufacturing department and our sales group to facilitate the timely receipt of information related to our current and future inventory levels, current business trends, projected sales and the resulting inventory allowance requirements.

•

As we integrate our new personnel, we anticipate additional steps will be added to our remedial efforts as we continue to test the operating effectiveness of our processes and controls, including with respect to significant estimates related to accounting for the rebate component of our product sales allowances and the allowance for excess and obsolete inventory in accordance with U.S. GAAP throughout the rest of fiscal 2017 to assess whether such processes and controls are operatively effective, which we anticipate will include implementing additional training for our finance, managed markets and manufacturing groups and implementing cross-functional review processes with respect to rebates and other similar managed markets concepts and inventory obsolescence. We have implemented a sales and operations planning process on a monthly basis with finance, manufacturing, sales, managed care, and legal to review product sales allowances and the allowance for excess and obsolete inventory.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

On November 5, 2015, we announced a stock repurchase program which authorizes up to $50 million in repurchases of common stock. This program was effective immediately and has no planned expiration date. As of September 30, 2017, we had $17.4 million remaining under this program. There were no repurchases of our common stock during the nine months ended September 30, 2017 and we do not plan to execute any purchases under this program in the remainder of 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Insys Therapeutics, Inc. (1)

3.2	Amended and Restated Bylaws of Insys Therapeutics, Inc. (2)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (3)

4.1	Form of Common Stock Certificate of Registrant (4)

4.2	Rights Agreement, dated August 15, 2014 between Insys Therapeutics, Inc. and Computershare Trust Company, N.A. (5)

10.1	Executive Employment Agreement, dated as of April 17, 2017, by and between the Registrant and Saeed Motahari (filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

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

INSYS THERAPEUTICS, INC.

Dated: November 3, 2017	By:	/s/ Saeed Motahari
Saeed Motahari
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Andrew G. Long
Andrew G. Long
Chief Financial Officer
(Principal Financial and Accounting Officer)