Form 10-K
period 2017-12-31
Insys Therapeutics, Inc.
filed 2018-03-12
CIK 1516479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission File Number: 001-35902

Insys Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	51-0327886
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1333 S. Spectrum Blvd, Suite 100, Chandler, Arizona	85286
(Address of Principal Executive Offices)	(Zip Code)

(480) 500-3127

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name Of Each Exchange On Which Registered
Common Stock, $0.01 Par Value Per Share	The NASDAQ Global Market LLC

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $308 million as of June 30, 2017 based on the closing sales price of the common stock on the NASDAQ Global Market.

There were 73,764,390 shares of the registrant’s common stock issued and outstanding as of March 2, 2018.

Documents Incorporated by Reference

Portions of the registrant's Proxy Statement relating to its 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2017, are incorporated by reference in Part III of this Form 10-K.

2017 FORM 10-K ANNUAL REPORT

GLOSSARY OF TERMS

The following glossary provides definitions for certain acronyms and terms used in this Annual Report on Form 10-K. These acronyms and terms are specific to our company, commonly used in our industry, or are otherwise frequently used throughout our document.

Abbreviated Term	Defined Term

ANDA	Abbreviated New Drug Application
API	Active pharmaceutical ingredient
Aptar	AptarGroup, Inc.
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATRA	American Taxpayer Relief Act of 2012
AUC	Area under the curve
AVC	Assurance of Voluntary Compliance
BTCP	Breakthrough cancer pain
Catalent	Catalent Pharma Solutions, LLC
CBD	Synthetic cannabidiol
cGMP	Current Good Manufacturing Practices
CID	Civil Investigative Demand
CINV	Chemotherapy-induced nausea and vomiting
CMS	Centers for Medicare & Medicaid Services
CRO	Contract Research Organization
CSA	Federal Controlled Substances Act of 1970
DEA	U.S. Drug Enforcement Administration
DOJ	U.S. Department of Justice
DOJ Investigation	HHS and HIPAA investigations, collectively
ERP	Enterprise Resource Planning
ESI	Express Scripts, Inc.
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
FDCA	Federal Food, Drug, and Cosmetic Act
FSS	Federal Supply Schedule
GAO	Government Accountability Office
GCP	Good Clinical Practices
GI	Gastrointestinal
GLP	Good Laboratory Practices
HHS	U.S. Department of Health and Human Services
HIPAA	Health Insurance Portability and Accountability Act of 1996
HITECH	Health Information Technology for Economic and Clinical Health Act of 2009
IND	Investigational New Drug Application
Insys Pharma	Insys Pharma, Inc.
Insys Therapeutics	Insys Therapeutics, Inc.
IPO	Initial public offering
IPR	Inter Partes Review
IQVIA	IQVIA Holdings Inc. (formerly IMS Health, or “IMS”)
IRB	Institutional Review Board
MMA	Medicare Prescription Drug, Improvement, and Modernization Act of 2003
Mylan	Mylan Pharmaceuticals, Inc.
NDA	New Drug Application
NeoPharm	NeoPharm, Inc.
NOL	Net operating loss carryforward
NRV	Net Realizable Value
NSAID	Non-steroidal anti-inflammatory drug

Orange Book	FDA's Approved Drug Products with Therapeutic Equivalence Evaluations
ODOJ	Oregon Department of Justice
PBM	Pharmacy Benefit Managers
PDEs	Prescription Drug Events
PDMA	Prescription Drug Marketing Act
PDUFA	Prescription Drug User Fee Act
PK	Pharmacokinetics
PPACA	Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010
QSR	FDA's Quality System Regulation
REMS	Risk Evaluation and Mitigation Strategy
Renaissance	Renaissance Acquisition Holdings, LLC (formerly DPT Lakewood, LLC, or “DPT”)
RLD	Reference listed drug
SEC	U.S. Securities and Exchange Commission
THC	Delta-9-tetrahydrocannabinol
TIRF	Transmucosal immediate-release fentanyl
TIRF REMS	Transmucosal immediate release fentanyl risk evaluation and mitigation strategy
USAO	United States Attorney Office
U.S. GAAP	Accounting Principles Generally Accepted in the United States of America
USPTO	United States Patent and Trademark Office
VC	Vomiting center

PART I

ITEM 1.	BUSINESS

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

We are leveraging our capabilities in cannabinoid formulation and manufacturing, as well as our sublingual spray drug delivery technology, to develop a portfolio of differentiated, wholly-owned product candidates. Our most advanced product candidate is a buprenorphine sublingual spray. This product candidate possesses unique pharmacological properties that may make it a safe and efficacious alternative to traditional opioids, especially outside of a hospital setting.  We filed an NDA with the FDA for this product candidate on September 29, 2017, and on December 6, 2017, the FDA accepted the filing.

SUBSYS®

SUBSYS® is a proprietary, single-use product that delivers fentanyl, an opioid analgesic, for transmucosal absorption underneath the tongue. We filed our NDA in March 2011 and received marketing approval for SUBSYS® from the FDA in January 2012 for the treatment of BTCP. BTCP is characterized by sudden, often unpredictable, episodes of pain that can peak in severity at less than one minute to 10 minutes despite background pain controlled by around-the-clock medication. We believe SUBSYS® is an important, differentiated treatment option for patients and physicians relative to other TIRF products due to its rapid onset of action, improved bioavailability, most complete range of dosage strengths and ease of administration. Our product label includes data from our pivotal clinical trial demonstrating that SUBSYS® may provide pain relief in as little as five minutes, which represents the most rapid onset of action in the TIRF class of products. Also, in a head-to-head study, SUBSYS® demonstrated 76% bioavailability versus 51% for Teva Pharmaceutical Industries Ltd.’s Actiq®. Further, SUBSYS® offers the most complete range of dosage strengths in the TIRF class of products, consisting of 100 to 1,600 microgram, or mcg, doses. Patients can administer SUBSYS® in less than one minute while Teva Pharmaceutical Industries Ltd.’s Actiq® and Fentora®, the leading branded TIRF products, can require 15 to 30 minutes to administer.

We launched SUBSYS® as a commercial product in March 2012. Upon launch, SUBSYS® was the fourth new branded product in the TIRF market over the prior five years. Within the first four weeks of product launch, SUBSYS® realized greater market share than the previous three branded products combined at their respective peak market penetration levels according to Source Healthcare Analytics. In December 2017, SUBSYS® was the most prescribed TIRF product, with 29% market share on a prescription basis according to IQVIA. Traditionally, the physician prescriber base for TIRF products is concentrated, with approximately 1,300 physicians writing 90% of all TIRF product prescriptions in 2017, according to IQVIA. As a result, our commercial organization has been able to promote SUBSYS® using a highly targeted approach designed to maximize impact with physicians who are TIRF REMS enrolled. In addition, our commercial organization continues to specifically target oncology health care providers and practices.

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

SYNDROS®

SYNDROS®, a proprietary, orally administered liquid formulation of dronabinol, has demonstrated more rapidly detectable blood levels and a more reliable absorption profile than AbbVie, Inc.’s Marinol® in our clinical studies. In 2012, we completed a pre-NDA meeting with the FDA and a pivotal bioequivalence study. Our pivotal bioequivalence study measured the PK of SYNDROS® versus Marinol®. This PK study demonstrated that 100% of subjects receiving SYNDROS® achieved detectable plasma levels at 15 minutes compared to less than 25% of subjects receiving Marinol®. In this study, SYNDROS® also demonstrated a 44% decrease in the patient coefficient of variation for area under the curve, or AUC, which is indicative of greater patient exposure to drug after administration. We believe these product attributes could result in SYNDROS® capturing a significant share of the existing U.S. market for dronabinol products and potentially expanding the usage of dronabinol-based products. We received FDA approval for SYNDROS® in July 2016. In March 2017, the DEA issued an interim final ruling that would result in SYNDROS® being placed in Schedule II of the CSA.  The final labeling reflecting the scheduling was approved by the FDA in May 2017 and we commercially launched SYNDROS® in July 2017.

Other Products

Our most advanced product candidate is buprenorphine sublingual spray. This product candidate possesses unique pharmacological properties that may make it a safe and efficacious alternative to traditional opioids, especially outside of a hospital setting.  On September 29, 2017, we filed an NDA with the FDA for this product candidate, and on December 6, 2017 the FDA accepted the filing.

Our discontinued Dronabinol SG Capsule product was commercially launched in December 2011, and we sold Dronabinol SG Capsule exclusively to Mylan in the United States under a supply and distribution agreement. We do not have any current plans to manufacture or market this product in the future.

Strategy

Advance our synthetic cannabinoid product pipeline.   We are evaluating a proprietary sublingual spray and inhaled formulations of dronabinol in preclinical testing. We also have the capability to manufacture CBD and are pursuing clinical studies that could result in future commercial products containing CBD.

SUBSYS® market share and revenues.   We launched SUBSYS® as a commercial product in March 2012. As of December 31, 2017, there were approximately 6,100 physicians enrolled in the TIRF REMS program. Enrollment in this class-wide REMS program is required by the FDA in order to prescribe TIRF products. Approximately 1,300 physicians comprise 90% of TIRF prescriptions dispensed in 2017, according to IQVIA. Our sales and marketing efforts have primarily targeted approximately 50% of these top 1,300 prescribing physicians with a focus on those prescribers with the highest number of BTCP patients.

Continue to leverage our commercial organization to market SUBSYS® and SYNDROS®, and other complementary products.   We commercialize SUBSYS® through our commercial sales organization. We also market SYNDROS® and will market other proprietary supportive care products, if approved, using this same commercial sales organization. We may also pursue opportunities to acquire commercial products or product candidates that could further leverage our supportive care commercial sales organization.

Research and develop additional sublingual spray product candidates.   We believe that the delivery of certain pharmaceutical products using our sublingual spray platform technology could have significant advantages over other methods of delivery. Our technology delivers drug product directly to the sublingual mucosa for rapid and efficient absorption into the bloodstream. This process is accomplished by delivering a ready-to-be absorbed formulation across the sublingual mucosa. The sublingual mucosa is an efficient medium for the delivery of certain drugs because this membrane is highly permeable with a high density of blood vessels, which allows for the portion of the drug absorbed to bypass first-pass metabolism in the liver. Similarly, nasal administration of select drug products can result in the same benefits as sublingual administration.  Certain drug products delivered utilizing our sublingual and nasal spray technologies can be absorbed quickly and take effect more rapidly than many other forms of administration. We are developing several product candidates, including buprenorphine, buprenorphine with naloxone, naloxone, epinephrine and rizatriptan, where we believe our proprietary sublingual and nasal spray technologies have the potential to provide a clinically meaningful therapeutic advantage over existing delivery methods.

Use our core competencies and expertise to expand our dronabinol and cannabidiol manufacturing capabilities.   Because dronabinol is difficult to import, procure and produce, we have a U.S.-based, state-of-the-art dronabinol manufacturing facility, which was able to supply the API for initial launch quantities of SYNDROS®. In 2014, we completed construction of a second manufacturing facility that enables us to supply sufficient commercial quantities of dronabinol API for the commercialization of our proprietary synthetic cannabinoid product candidates.  We received the DEA interim final ruling that resulted in SYNDROS® being placed in Schedule II of the CSA and the FDA approved the final labeling reflecting the scheduling in May 2017, both of which were required prior to commercialization of this product.

Our Products and Product Candidates

The following table summarizes certain information regarding our marketed products and most advanced product candidates:

Product	Indication	Pathway	Status
SUBSYS® (fentanyl sublingual spray)	1. Breakthrough Cancer Pain in cancer patients 18 years of age and older who are already receiving and who are tolerant to around-the-clock opioid therapy for their underlying persistent cancer pain.	505(b)(2)	Marketed
SYNDROS® (dronabinol oral solution)	1. Breakthrough CINV in patients who have failed to adequately respond to conventional antiemetic treatments. 2. Anorexia associated weight loss in AIDS Patients	505(b)(2)	Marketed
Cannabidiol Oral Solution	1.Pediatric Epilepsy 2.West Syndrome (Infantile Spasms) 3.Prader Willi 4.Childhood Absence Epilepsy (CAE)	505(b)(1)[2]

•Pediatric study in refractory epilepsy complete

•Infantile Spasms Phase 3 planned for 1st half of 2018

•Prader Willi Phase 2 planned for 1st half of 2018

•FDA granted ‘Fast Track’ designation for treatment of Prader Willi

•CAE Phase 2 started in 1st half of 2018

Buprenorphine Sublingual Spray	Acute Pain	505(b)(2) [1]	Phase 3 completed; NDA filed September 29, 2017; NDA accepted December 6, 2017; PDUFA target date of July 28, 2018
Buprenorphine/Naloxone Sublingual Spray	Opioid Dependence	505(b)(2) [1]	Formulation under development
Naloxone Nasal Spray	Opioid Antagonist	505(b)(2) [1]	Proof of concept study completed; Meeting with FDA in 1st half of 2018 to determine next steps

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

In 2019, we intend to develop SYNDROS® for additional indications that may include the treatment of agitation in Alzheimer's Disease and the treatment of anorexia associated with weight loss in cancer patients.

We are also actively engaged in the development of other earlier stage product candidates. Specifically, we are currently completing preclinical work on four products that utilize our proprietary spray technology platform with the goal of expanding our supportive care franchise:

•	Epinephrine (Type I allergic reactions including anaphylaxis)
•	Rizatriptan (for migraine headaches)

Further, we have the ability to manufacture pure, synthetic cannabidiol in our DEA-approved and FDA-inspected Round Rock, TX manufacturing facility and have received orphan drug designations from the FDA for the following:

Indication	Drug	Approval Date
Gastric Cancer	Liposomal Encapsulated Paclitaxel	12/3/2014
Ovarian Cancer	Liposomal Encapsulated Paclitaxel	1/21/2015
Malignant Glioma	IL-13	11/2/2001
Interstitial Pulmonary Fibrosis (IPF)	IL-13	4/30/2010
Lennox-Gastaut Syndrome (rare pediatric epilepsy)	Cannabidiol	6/23/2014
Dravet Syndrome (rare pediatric epilepsy)	Cannabidiol	7/1/2014
West Syndrome – Infantile Spasms (Rare pediatric epilepsy)	Cannabidiol	7/23/2015
Glioblastoma multiforme	Cannabidiol	8/20/2014
Pontine glioma	Cannabidiol	9/24/2014
Pediatric Schizophrenia	Cannabidiol	11/17/2014

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

Morphine and codeine derivatives have been available for decades in immediate-release forms of tablets, capsules or liquids that are ingested by the patient. More recently-approved short-acting opioid-based fentanyl formulations utilize transmucosal delivery in an attempt to improve upon existing fentanyl therapies. Teva Pharmaceutical Industries Ltd.’s Actiq®, approved by the FDA in 1998 and currently available in several generic options, is an oral transmucosal lozenge, and Fentora®, the second leading branded TIRF product, approved by the FDA in 2006, is a fentanyl buccal tablet. Three other companies have received approval for branded TIRF products since 2009 including BioDelivery Sciences International, Inc.’s Onsolis®, a soluble film placed on the buccal area after wetting the inside of the cheek with saliva or water, Sentynl Therapeutics’ Abstral®, an immediate-release transmucosal sublingual tablet, and Depomed Inc.’s Lazanda®, a nasal spray. Although these existing therapies provide improvements over oral opioids, we believe that the market adoption of SUBSYS® to date demonstrates that the current treatment options have limitations and that there remains a significant unmet need for therapies that provide faster pain relief, more convenient dose administration and a better PK profile.  According to IQVIA, SUBSYS® prescriptions were approximately 29% and 43% of the TIRF market for the years ended December 31, 2017 and 2016, respectively.

Limitations of Competing TIRF Therapies

We believe that the BTCP market is often underserved due to the limitations of other TIRF therapies, which include:

•

Time until significant pain relief:     Patients suffering from BTCP require rapid pain relief as peak intensity of episodic breakthrough pain can occur at less than one minute to 10 minutes from the onset of pain symptoms. The peak effect of Actiq® and Fentora® may be delayed as it may take up to 15 to 30 minutes for the lozenge or tablet to fully dissolve and be absorbed. In addition, oral immediate-release opioids are metabolized in the liver and consequently, may take up to 30 to 45 minutes to become effective.

•

Pharmacokinetic profile:     Actiq® and its generic equivalents achieve bioavailability of approximately 51% and require 15 to 30 minutes for absorption. Up to half of the delivered dose of competing TIRF treatments is swallowed and is absorbed slowly through the GI tract which we believe may delay the onset of pain relief and contribute to side effects.

•

Inconvenient delivery:    We believe competing commercially available therapies do not adequately address patient ease of use and convenience needs. Competing TIRF therapies can require an administration period of several minutes, disrupt daily activities and cause patient discomfort. For example, Actiq® requires patients to place a lozenge between their cheeks and lower gums and rub the lozenge from side to side over a 15-minute period. In addition, patients with dry mouth and oral mucositis may experience difficulty in using Actiq® and other commercially available therapies.

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

•

One-step administration:    SUBSYS® is administered in one step using a small handheld delivery system that sprays fentanyl beneath the patient’s tongue. This delivery mechanism allows for administration in less than one minute, rather than the 15 to 30 minutes required for Actiq® and Fentora®. Further, SUBSYS® can be administered without moistening the tongue or cheek, allowing for administration in cancer patients suffering from dry mouth and oral mucositis.

•

Pharmacokinetic profile.    As compared to Actiq’s® PK profile, SUBSYS’® PK profile is characterized by higher peak blood concentrations, which are achieved at a more rapid rate. This profile is, in part, due to greater than 85% absorption occurring transmucosally, resulting in higher bioavailability. Because a small volume of liquid is sprayed on to the sublingual mucosa, we believe this method of administration reduces the amount of liquid swallowed and subsequently absorbed via the digestive system. As a result, we believe that less fentanyl is exposed to first-pass metabolism in the liver.

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

SUBSYS® Market Experience to Date

Prescription Trends:    Monthly prescription data through December 2017 shows that approximately 176,000 prescriptions of SUBSYS® have been dispensed since launch in March 2012. In December 2017, SUBSYS® was the most prescribed branded TIRF product with 29% market share on a prescription basis according to IQVIA.

The continuing and heightened publicity surrounding the national opioid epidemic continues to result in heightened sensitivity by many health care professionals to prescribe, and pharmacies to dispense, opioids. In part, this sensitivity by health care professionals and pharmacies is the result of third-party payers, such as insurance companies, and regulatory and government agencies increasingly scrutinizing the indications and uses for which health care professionals are prescribing, and pharmacies are dispensing, opioids. Other high-profile initiatives, such as President Trump’s declaration of the opioid crisis as a public health emergency will likely add to this sensitivity.

Moreover, ongoing state and federal investigations into our sales, marketing and other commercial practices and developments and media reports that may arise in connection with such investigations may negatively affect our relationships with health care professionals and pharmacies and their prescribing or dispensing habits.  Furthermore, widespread litigation focused on opioids, including multi-district litigation, has focused an enormous amount of scrutiny on the prescribing of opioids.  Consequently, these current and potential future events have affected, and will likely continue to affect, the manner in which, and the situations when, SUBSYS® is being prescribed, dispensed and approved for coverage.

Physician Prescriber Base:    Approximately 1,300 physicians were responsible for 90% of all TIRF prescriptions dispensed in 2017, according to IQVIA. We have targeted our commercialization efforts towards approximately 50% of these top 1,300 prescribing physicians with a focus on those prescribers with the highest number of BTCP patients. During the year ended December 31, 2017, there were approximately 1,400 unique physician prescribers of SUBSYS®.

Patient Use:   Existing patient data generated by available databases demonstrates that the number of SUBSYS®-experienced patients has increased steadily since launch with over 23,400 unique patients as of December 2017. Importantly, the proportion of SUBSYS® prescriptions written for repeat SUBSYS® patients has increased since July 2012 from 50% of prescriptions to over 91% of prescriptions as of December 2017. Generally, repeat SUBSYS® patients receive higher doses of SUBSYS® on average than first-time patients, as patients are titrated from a starter dose of SUBSYS® to their effective dose in accordance with the REMS protocol.

Patient Access:    SUBSYS® is a covered medication available under most major commercial health insurance plans formularies. Some third-party payers require usage and failure on cheaper generic versions of Actiq® prior to providing reimbursement for SUBSYS® and other branded TIRF products. We concentrate on assisting physicians and payers with developing greater familiarity with both the differentiated features of SUBSYS® and the process to achieve patient access to the product from continued and broader usage of SUBSYS® by their patients. We offer patients a free trial of SUBSYS® to allow for titration to their effective dose and bridge the prior authorization process. Once third-party payer reimbursement is in place, we may offer patients coupons to reduce out of pocket costs.

Cannabinoid Product Family

SYNDROS® (dronabinol oral solution)

Our lead proprietary dronabinol product is SYNDROS®.  The DEA issued an interim final ruling that resulted in SYNDROS® being placed in Schedule II of the CSA and the FDA approved the final labeling reflecting the scheduling in May 2017.  We commercially launched SYNDROS® in July 2017. In addition, we are evaluating a proprietary sublingual spray and an inhaled formulation of dronabinol in preclinical studies. Dronabinol, the active ingredient in Marinol®, is a synthetic form of THC. THC is an orally active cannabinoid that, like other cannabinoids, has complex effects on the central nervous system. Approved by the FDA in 1985, Marinol® is indicated for the treatment of CINV in patients who have failed to respond adequately to conventional treatments, as well as for the treatment of anorexia associated with weight loss in patients with AIDS. Marinol® is formulated in sesame oil and encapsulated in soft gelatin capsules and must be stored in cool storage conditions or in a refrigerator.

We believe a significant unmet medical need exists for formulations of dronabinol that act more rapidly and are subject to less variable patient absorption. We completed a pivotal bioequivalence study that was a 52-patient crossover bioavailability and PK clinical trial comparing SYNDROS® with Marinol®. In the study, 100% of subjects receiving SYNDROS® achieved detectable plasma levels at 15 minutes compared to less than 25% of the subjects receiving Marinol®. Additionally, SYNDROS® demonstrated lower intra-subject variability relative to Marinol®. We believe these attributes may be a consideration for the providers in selecting the appropriate formulation of dronabinol for patients, which we also believe will allow us to further penetrate and potentially expand the market for the medical use of dronabinol.

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

Treatment of CINV is highly patient-specific and is based on the emetogenic potential of the chemotherapy regimen. According to IQVIA, U.S. sales for drugs treating CINV were $1.3 billion in 2013, though published reports suggest that current therapies are not entirely effective. A 2004 report published in Cancer estimated that approximately 35% of patients treated with CINV therapies continue to experience acute nausea, with 13% of CINV patients experiencing acute vomiting after first-line treatment.

Limitations of Existing Therapies

We believe that there are many underserved uses for our cannabinoid products due to the limitations of existing therapies, which include:

•

Delayed absorption:    Marinol® is only available in a capsule formulation, which must be dissolved and digested before it is metabolized in the patient’s liver, where the drug is broken down by enzymes. We believe that this capsule formulation and digestion process delays onset of action and relief of nausea and vomiting. After oral administration, Marinol® has an onset of action of approximately 30 minutes to one hour and peak effect at two to four hours.

•

Variable patient absorption:    The uptake of Marinol® into systemic circulation varies widely from dose-to-dose and patient-to-patient. In general, this level of variability is atypical relative to approved pharmaceutical products. As such, physicians are unable to predict the level of efficacy or side effects that an individual patient might experience relative to other patients or even to a patient’s own last dose of dronabinol.

•

Limited second-line therapy options:  Currently, there are a limited number of different classes of medications approved for chemotherapy-induced nausea and vomiting that are unresponsive to initial therapy.  The availability of dronabinol offers a different class of medication than more traditional first-line antiemetics.

Our Solutions

We believe our SYNDROS® product has the potential to address many of the limitations that exist in synthetic cannabinoid products by providing a number of key advantages, including:

•

Faster absorption:    SYNDROS® is a liquid solution and is absorbed faster than a capsule formulation that has to dissolve in the GI tract. We believe that quicker absorption may be an important consideration in the selection of a dronabinol product by physicians. Separately, we believe that our proprietary inhalation dronabinol formulation may further accelerate dronabinol’s onset of action due to its rapid delivery into systemic circulation, thus bypassing first-pass metabolism in the liver.

•	Reduced dose-to-dose variability: Based on our PK study, we believe SYNDROS® has lower variability of absorption between patients.

Cannabidiol Oral Solution

Cannabidiol has been shown pre-clinically to protect from seizures in various rodent models of seizures, to alleviate neuropathic pain caused by chemotherapy-induced peripheral neuropathy mouse models treated with paclitaxel, and reduce tumor burden in xenograft mouse model of human glioblastoma tumors. We have developed a Cannabidiol Oral Solution, a CBD, for childhood catastrophic epilepsy syndromes that includes West Syndrome (Infantile Spasms) and Childhood Absence Epilepsy, for which we have received Orphan Drug Designations.

In addition to the above epilepsy indications, we have also received Orphan Drug Designations for CBD in the treatment of glioblastoma multiforme, pontine glioma, and pediatric schizophrenia.

Early studies in animal models demonstrate that CBD has anticonvulsant properties and the effectiveness of CBD-enriched cannabinoids in the treatment of epilepsy has been reported. A survey of children using a CBD-enriched plant product reported an 84% reduction in their child’s seizures, and 11% reported complete seizure freedom. In an open access program using a CBD-enriched plant deprived product, which included 214 patients who received drug, the median reduction in monthly motor seizures was 36.5% and the drug was generally well-tolerated. However, parental report can be subject to significant bias, especially where expectations are high.

Currently, we have one ongoing and three completed studies in epilepsy. The ongoing study, a Phase 2 study in refractory Child Absence Epilepsy, is evaluating three different doses: 20 mg/kg/day, 30 mg/kg/day, and 40 mg/kg/day.

The first completed study was a Phase 1b pharmacokinetic study that evaluated three different doses of CBD in pediatric patients with refractory epilepsy: 10mg/kg/day, 20mg/kg/day and 40mg/kg/day in pediatric patients with refractory seizures.  The second completed study was a long-term safety study of the children who completed the Phase 1b pharmacokinetic study and elected to continue treatment with CBD for an additional 48 weeks.

The third completed study, a Phase 2 study to assess the efficacy and safety of Cannabidiol Oral Solution for the treatment of refractory Infantile Spasms, studied the effect of Cannabidiol Oral Solution in patients who have failed all approved treatments. This study has been completed and we are evaluating the development in Infantile Spasms in a less refractory population.

Further, we are exploring Cannabidiol Oral Solution for pediatric epilepsies and non-epilepsy indications. The initiation of these studies began in the second half of 2017 and will continue through the first half of 2018.

Prader-Willi Syndrome, first described in 1956, is a multifaceted developmental disorder and the most common genetic syndrome associated with obesity. It is caused by the absent expression of paternally-inherited genes in the chromosome region on 15q11-q13. While it presents with generalized hypotonia and developmental delay in infancy, Prader-Willi Syndrome then manifests with uncontrollable appetite, hyperphagia, and excessive weight gain leading to severe obesity, and it is the appetite behavior classified as hyperphagia in Prader-Willi Syndrome that is the most life threatening. Until recently, no patient lived over the age of 50 due to morbid obesity and its related complications. The mortality rate in patients with Prader-Willi Syndrome is six times higher than patients with other intellectual disabilities.

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

We also provide Cannabidiol Oral Solution and some financial support for Investigator-Initiated Trials of Cannabidiol Oral Solution in various clinical settings such as cocaine dependence, analgesia, and early psychosis. These trials are currently ongoing.

Other Product Candidates

Our other product candidates include other dronabinol line extensions and sublingual spray product candidates.

Buprenorphine Sublingual Spray.  Our most advanced product candidate is buprenorphine sublingual spray. This product candidate possesses unique pharmacological properties that may make it a safe and efficacious alternative to traditional opioids, especially outside of a hospital setting.  On September 29, 2017, we filed an NDA with the FDA for this product candidate, and on December 6, 2017, the FDA accepted the filing.  In January 2018, Insys submitted in the 120-day Safety Update the results from a 7-day safety study demonstrating that the product can be administered for 7 days without untoward effects.

Future Cannabinoid Line Extensions.    As described above, we plan to develop additional dronabinol delivery systems, including a proprietary inhalation dronabinol formulation, with clinical development scheduled to begin in 2018. All of these product candidates are in preclinical development. We also have the capability to manufacture synthetic cannabidiol and intend to work with medical researchers to determine its viability.

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

Nasal Spray Product Candidates.  Two drug products are currently undergoing development for use as nasal spray devices, naloxone and epinephrine.  Insys has completed the initial pharmacokinetic study for naloxone and the pharmacokinetic study for epinephrine is ongoing.

Inhalation Product Candidates.  Insys is currently beginning development of dronabinol for use in an inhalation device with the initiation of a pharmacokinetic study in the second half of 2018.

Sales and Marketing

We currently market SUBSYS® and SYNDROS® in the United States through our commercial sales organization. Our product detailing efforts focus primarily on oncologists, pain specialists and centers that cater to supportive care.

We do not currently have sales and marketing capabilities outside of the United States. We may evaluate opportunities to sell our products internationally, and if we decided to, would most likely enter into arrangements with third parties to pursue requisite regulatory approvals and market and sell our products.

We believe some of the key factors in generating growth in SUBSYS® usage include taking market share from other competing TIRF products and increasing access of the product to appropriate cancer patients suffering from BTCP. We also plan to increase awareness of the prevalence of BTCP among oncologists and highlight the efficient benefits of SUBSYS®, which include rapid onset of analgesia, improved bioavailability, patient satisfaction and ease of administration relative to other TIRF products.

We believe some of the key factors in generating growth in SYNDROS® usage include: (i) continuing to drive product awareness of the benefits of SYNDROS® as the first FDA approved liquid cannabinoid with the appropriate health care professionals, (ii) increasing the education on the different mechanism of action between SYNDROS® and other antiemetics, and (iii) converting branded and generic dronabinol usage by reducing financial and payer barriers for the patient.

As of December 31, 2017, there were approximately 6,100 physicians enrolled in the TIRF REMS program. Enrollment in this class-wide REMS program is required by the FDA as of March 2012 in order to prescribe TIRF products. Approximately 1,300 physicians comprise 90% of TIRF prescriptions dispensed in 2017, according to IQVIA. Our sales and marketing efforts have primarily targeted approximately 50% of these top 1,300 prescribing physicians with a focus on those prescribers with the highest number of BTCP patients.

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

The majority of our sales of SUBSYS® and SYNDROS® are to wholesale pharmaceutical distributors who, in turn, sell the products to pharmacies, hospitals and other customers. For the year ended December 31, 2017, three wholesale pharmaceutical distributors, AmerisourceBergen Corporation, McKesson Corporation, and Cardinal Health, Inc., individually comprised approximately 26%, 18%, and 11%, respectively, of our total gross sales of SUBSYS® and SYNDROS®.  For additional information, see “Risk Factors—Risks Related to Our Business and History—We depend on wholesale pharmaceutical distributors for retail distribution of SUBSYS® and SYNDROS®; if we lose any of our significant wholesale pharmaceutical distributors, our business could be harmed.” in Part I, Item 1A of this report.

Manufacturing and Supply

We produce dronabinol, the API in our dronabinol product family, including our proprietary dronabinol product candidates, internally at our U.S.-based, state-of-the-art manufacturing facility. We believe that this facility has the capacity to supply sufficient commercial quantities of dronabinol API for SYNDROS®, as well as to support the continued development of our other cannabinoid product candidates in the near-term. We believe this facility gives us a significant competitive advantage since dronabinol API is a Schedule I material and, consequently, is subject to annual production limits set by quota for each individual facility, cannot be readily procured, is difficult to import into the United States and has a limited number of suppliers domestically. For additional information, see “Risk Factors—Risks Related to Our Business and History—We may encounter manufacturing failures that could impede or delay commercial production of SYNDROS®, or the preclinical and clinical development or regulatory approval of our dronabinol product candidates” in Part I, Item 1A of this report.

For our long-term needs, in 2014 we completed construction of a second domestic dronabinol manufacturing facility, which we believe will enable us to supply sufficient commercial quantities of dronabinol API for our continued commercialization of our proprietary dronabinol product candidates, if approved. For additional information, see “Risk Factors—Risks Related to Our Business and History—We have expanded our SYNDROS® capacity by constructing a second facility. We may encounter a number of challenges relating to the management and operation of such a facility, and we may never realize a return on our investment” in Part I, Item 1A of this report.

The chemical materials for dronabinol API are sourced from independent suppliers and are manufactured utilizing well-established chemical techniques. Our manufacturing facility utilizes these chemical materials to produce dronabinol through a series of synthetic reactions and purification cycles. We believe that our suppliers are equipped to meet our current and future chemical material needs for the commercialization of SYNDROS®, and the development and commercialization of our dronabinol-based product candidates.

We purchase the fentanyl API utilized in connection with SUBSYS® from one vendor as our sole supplier of the API in this product.  In addition, SUBSYS® is manufactured by contract manufacturers and sub-component fabricators.  Aptar and Renaissance have been selected for their specific competencies in manufacturing, product design and materials. FDA regulations require that materials be produced under cGMPs or quality system regulations, as required for the respective unit operation within the manufacturing process. We believe both key suppliers have sufficient capacity to meet our projected product requirements.

Aptar

Aptar, a dispensing system company based in Illinois, developed the sublingual spray device we use for SUBSYS®. We entered into a supply agreement, effective as of March 7, 2011, with Aptar pursuant to which Aptar supplies us with the delivery system to administer SUBSYS®. We are required to provide Aptar with rolling quarterly forecasts of our requirement for SUBSYS® drug delivery systems. Under certain circumstances, such forecasts are non-binding; however, some portions of such forecasts may constitute a firm commitment to purchase delivery systems. The agreement has a term of five years from the effective date, subject to early termination clauses. On October 30, 2015, we entered into an amended and restated supply, development & exclusive licensing agreement with Aptar, which, among other things, extended our exclusive supply rights to the current sublingual device, currently utilized by SUBSYS®, as well as any new device(s) jointly developed by the two companies for a period of seven years. In addition to extending the term, this amendment added certain minimum purchase commitments and requires certain tiered royalties as a percentage of net revenue to be paid by us ranging from less than one percent to the low single digits, commencing in March 2016 through the term of the agreement, from our sales of SUBSYS® and future products that use the Aptar spray device technology.

In January 2016, we assigned our rights, title, duties and obligations of our supply, development & exclusive licensing agreement with Aptar from our parent to our manufacturing subsidiary as part of a corporate restructuring.

In April 2017, we, through our manufacturing subsidiary, entered into a further amendment to our Aptar supply, development and exclusive licensing agreement. This amendment effectively eliminated any prior minimum purchase obligations that had been set forth in the amendment, dated October 30, 2015, and beginning in 2019, replaces them with a new annual flat fee of up to $500,000 if the quantity of devices purchased in a calendar year is less than one million devices. As a result, the cumulative effect related to this amendment reduces our aggregated purchase commitment with Aptar from $20,790,000 to $9,000,000 through December 21, 2022.

Renaissance (formerly DPT)

We entered into a manufacturing agreement effective as of May 24, 2011 with Renaissance pursuant to which we engaged Renaissance on an exclusive basis to provide processing and packaging services with respect to SUBSYS®. The contract requires us to provide rolling quarterly forecasts, a portion of which constitute firm purchase commitments. In April 2015, we entered into an amendment to our manufacturing and supply agreement with Renaissance, which extends our existing manufacturing and supply agreement to produce SUBSYS® until the end of 2020. In addition to extending the term, this amendment added certain minimum purchase commitments.

In January 2016, we assigned our rights, title, duties and obligations of our manufacturing and supply agreement with Renaissance from our parent to our manufacturing subsidiary as part of a corporate restructuring.

In July 2016, we, through our manufacturing subsidiary, entered into a further amendment to our Renaissance manufacturing and supply agreement dated May 24, 2011. This amendment effectively eliminated any prior minimum purchase (and batch) obligations that had been set forth in the amendment, dated April 30, 2015, and replaced it with a new annual purchase commitment of $4 million per calendar year commencing January 1, 2017 through December 31, 2020. As a result, the cumulative effect related to this amendment reduces our aggregated minimum purchase commitments with Renaissance from $49,740,000 to $16,000,000 through December 31, 2020.

During the year ended December 31, 2017, we recorded a loss of $1,035,000 in cost of revenue in our consolidated statements of comprehensive income (loss) for a portion of this commitment which represented firm, non-cancellable and unconditional purchase commitments for quantities in excess of our current forecasts for future demand.

For additional information, see “Risk Factors—Risks Related to Our Business and History—We are dependent on numerous third parties in our supply chain for the commercial supply of SUBSYS®, and if we fail to maintain our supply and manufacturing relationships with these third parties or fail to develop new relationships with other third parties, we may be unable to continue to commercialize SUBSYS®  or to develop other product candidates.” in Part I, Item 1A of this report.

Competition

Our industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face competition from many different sources, such as pharmaceutical companies, including generic drug companies, biotechnology companies, drug delivery companies and academic and research institutions. We believe the key competitive factors that will affect the commercial success of our products and the development of our product candidates include, but are not limited to, onset of action, bioavailability, efficacy, cost, convenience of dosing, safety, tolerability profile, DEA scheduling and intellectual property rights. Many of our potential competitors have substantially greater financial, scientific, technical, intellectual property, regulatory and human resources than we do, and greater experience than we do commercializing products and developing product candidates, including obtaining FDA and other regulatory approvals for product candidates. Consequently, our competitors may develop products for the treatment of BTCP, CINV and anorexia associated with weight loss in patients with AIDS, or other indications we pursue that are more effective, better tolerated, more widely-prescribed or accepted, more useful and less costly, and they may also be more successful in manufacturing and marketing their products. We also face competition from third parties in obtaining allotments of fentanyl and dronabinol under applicable DEA quotas, recruiting and retaining qualified personnel, establishing clinical trial sites and enrolling patients for clinical trials and in identifying and acquiring or in-licensing new products and product candidates.

SUBSYS®

SUBSYS® competes against numerous branded and generic products already being marketed and potentially those which are or will be in development. SUBSYS® is one of nine commercially available products in the TIRF market. In the BTCP market, physicians often treat patients with a variety of short-acting opioid medications, including morphine, morphine and codeine derivatives and fentanyl. Some currently marketed products against which we directly compete include Teva Pharmaceutical Industries Ltd.’s Fentora® and Actiq®, Sentynl

Therapeutics’ Abstral®, Depomed Inc.’s Lazanda® and BioDelivery Science International, Inc.’s Onsolis®. Some generic fentanyl products against which SUBSYS® competes are marketed by Mallinckrodt, Inc., Par Pharmaceutical Companies and Actavis, Inc. In addition, we are aware of numerous companies developing other treatments and technologies for rapid delivery of opioids to treat BTCP, including transmucosal, transdermal, nasal spray, inhaled delivery systems and sublingual delivery systems, among others.

Cannabinoid Product Family

With respect to our dronabinol product candidates, the market in which we intend to compete is challenging in part because of the presence of generic products. We or our distributor may not be able to differentiate any products that we may market from those of our competitors, successfully develop or introduce new products that are less costly or offer better performance than those of our competitors, or offer purchasers of our products payment and other commercial terms as favorable as those offered by our competitors. In addition, there are a number of established therapies and products already commercially available and under development by other companies that treat the indications which SYNDROS® and our dronabinol product candidates are intended to treat. Specifically, SYNDROS®, and our other dronabinol product candidates, will compete against therapies and products such as AbbVie, Inc.’s Marinol® and Marinol® generics. Par Pharmaceutical Companies markets an approved generic version of Marinol®, and Actavis, Inc. markets an authorized generic version of Marinol®. Moreover, our cannabinoid products may compete with non-synthetic cannabinoid drugs, including therapies such as GW Pharmaceuticals plc’s Sativex® and Epidiolex®, especially in many countries outside of the United States where non-synthetic cannabinoids are legal. In addition, literature has been published arguing the benefits of natural cannabis, or marijuana, over dronabinol, and there are a number of states that have already enacted laws legalizing medicinal and recreational marijuana. There is some support in the United States for further legalization of marijuana. We also cannot assess the extent to which patients utilize marijuana illegally to alleviate CINV, instead of using prescribed therapies such as approved dronabinol products. Furthermore, in the treatment of CINV, physicians typically offer conventional anti-nausea agents prior to initiating chemotherapy, such as Sanofi’s Anzemet®, Eisai Inc./Helsinn Group’s Aloxi®, Roche Holding AG’s Kytril®, Par Pharmaceutical Companies’ Zuplenz® and GlaxoSmithKline plc’s Zofran®, as well as Neurokinin 1 receptor antagonists on the market including Kyowa Hakko Kirin Co., Ltd.’s Sancuso® and Merck & Co., Inc.’s Emend®. To the extent that SYNDROS® and our dronabinol product candidates, if approved, compete in a broader segment of the CINV market, we will also face competition from these products.

Additionally, we are aware of companies who have received approval for the commercialization of CINV products, including Heron Therapeutics, Inc.’s (formerly A.P. Pharma, Inc.) Sustrol®, Tesaro, Inc.’s Varubi®, and Roche Holding/Helsinn Group’s Akynzeo®. If these products are successfully marketed over the next few years, they could represent significant competition for SYNDROS®. Additionally, Aphios Corp.’s Zindol® is in late stage development (Phase 3), and if successfully developed and approved, could represent significant competition for SYNDROS®.

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

As of January 31, 2018, we owned or licensed from third parties a total of thirty-five worldwide patents and one hundred and seven patent applications including twenty-three issued U.S. utility patents and thirty-one pending U.S. utility patent applications. These U.S. patents and patent applications will expire between 2018 and 2039. Some of the issued patents and pending applications, if issued, may also be eligible for patent term adjustment and patent term restoration, thereby extending their patent terms.

SUBSYS®

Our SUBSYS® patent portfolio currently consists of eight Orange Book listed (with the FDA) U.S. Patent Nos. 8,486,972, 8,486,973, 8,835,459, 8,835,460, 9,241,935, 9,289,387, 9,642,797 and 9,642,844 and four pending U.S. patent applications. These patents are directed to SUBSYS® brand fentanyl and/or the use of the SUBSYS® sublingual fentanyl spray for the treatment of pain and will expire in 2027 and 2030. We also currently have eleven issued foreign patents and five pending foreign patent applications covering formulations and methods of use relating to SUBSYS®. Any patents that issue from our pending foreign patents and applications are expected to expire no earlier than 2027.

Dronabinol

Our dronabinol patent portfolio currently consists of four issued U.S. patents and two pending U.S. patent applications. Two of the U.S. patents are directed to formulations of dronabinol and methods of manufacturing and packaging dronabinol in capsules. Two of the U.S. patents and the pending applications are directed to SYNDROS® brand oral solution formulations of dronabinol. Three of the issued dronabinol patents will expire in 2028, while the forth will expire in 2033. Any patents that issue from our pending patent application will likely expire between 2028 and 2039.

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

We have conducted certain clearance searches of issued U.S. patents for our fentanyl formulations but we have not conducted extensive clearance searches for SYNDROS® or our other product candidates, and cannot guarantee that the searches we have done were fully comprehensive and, therefore, whether SUBSYS®, SYNDROS® or any of our product candidates, delivery devices, or methods of using, making or delivering our product candidates infringe the patents searched, or that other patents do not exist that cover SUBSYS®, SYNDROS® or our product candidates, delivery devices or these methods. Interpreting patent claims involves complex legal and scientific questions and it is difficult to assess whether or not our product candidates would infringe any patent. Likewise, it is difficult to predict whether or not third-party patent applications will issue and what claim scope they may obtain. If we conclude that any identified patents, or patent applications once issued as patents, cover SUBSYS®, SYNDROS® or any of our product candidates, we cannot guarantee that we will be able to formulate around such patents at all or without material delay or whether we can obtain reasonable license terms from the patent owners, if at all. There may also be other pending patent applications that are unknown to us and, if granted, may prevent us from making, using or selling SUBSYS®, SYNDROS® or our product candidates. Other product candidates that we may develop, either internally or in collaboration with others, could be subject to similar uncertainties. If a product is found to infringe a third-party patent, we could be prevented from developing and selling that product. Please see the section entitled “Risk Factors — Risks Relating to Intellectual Property.”

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

Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted in compliance with federal regulations, GCP, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial, as well as under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing in U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time or impose other sanctions if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The study protocol and informed consent information for patients in clinical trials must also be submitted to an IRB for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.

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

The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the Agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. Under the PDUFA the FDA has agreed to certain performance goals in the review of NDAs. The FDA has a goal of reviewing applications for non-priority drug products within 12 months of NDA submission. The review process may be extended by the FDA for three additional months to consider certain information or clarification regarding information already provided in the submission. The FDA may also refer applications for novel drug products or drug products that present difficult questions of safety or efficacy to an advisory committee, typically comprised of a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless the facility demonstrates compliance with cGMPs and the NDA contains data that provides substantial evidence that the drug is safe and effective for the indication sought in the proposed labeling. Additionally, the FDA will typically inspect one or more clinical trial sites to assure compliance with GCPs before approving an NDA.

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

The distribution of prescription pharmaceutical products is also subject to the PDMA, which governs the distribution of drugs and drug samples at the federal level, and sets minimum standards for the licensing and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

Risk Evaluation and Mitigation Strategies

On December 29, 2011, the FDA approved a single shared REMS for TIRF products. TIRF products, which include the brand-name drugs Abstral®, Actiq®, Fentora®, Lazanda®, Onsolis® and SUBSYS®, are narcotic pain medicines called opioids used to manage breakthrough pain in adults with cancer who routinely take other opioid pain medicines around-the-clock. The program officially began in March 2012.

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

Health care professionals who prescribe TIRF products that will only be used in an inpatient setting (hospitals, hospices, or long-term care facilities) are not required to enroll in the TIRF REMS Access Program. Similarly, patients who receive TIRF products in an inpatient setting are not required to enroll in the program. Long-term care and hospice patients who obtain their medications from outpatient pharmacies, however, must be enrolled.

Controlled Substances; Drug Enforcement Administration

We sell products that are “controlled substances” as defined in the CSA, which establishes registration, security, recordkeeping, reporting, storage and other requirements administered by the DEA. States impose similar requirements. The DEA regulates entities that handle controlled substances and the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce.

The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have high potential for abuse, no currently accepted medical use in the United States and lack accepted safety for use under medical supervision, and may not be marketed or sold in the United States. Except for research and industrial purposes, a pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances considered to present the lowest relative risk of abuse among such substances. Fentanyl, the active ingredient in our SUBSYS® product, is listed by the DEA as a Schedule II substance under the CSA. Consequently, its manufacture, shipment, storage, sale and use are subject to a high degree of regulation. For example, manufacturing of fentanyl is subject to a DEA regulated quota system. In addition, generally all Schedule II drug prescriptions must be signed by a physician and physically presented to a pharmacist before filling and may not be refilled without a new prescription.

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

A DEA quota system controls and limits the availability and production of controlled substances in Schedule I or II. This includes manufacturing of the API and production of dosage forms. Distributions of any Schedule I or II controlled substance must also be accompanied by special order forms, with copies provided to the DEA. Absent the Marinol®-like formulation and encapsulation exception, dronabinol is a Schedule I controlled substance and, therefore, subject to the DEA’s production and procurement quota scheme. The DEA establishes annually an aggregate quota for how much total dronabinol may be produced in the United States based on the DEA’s estimate of the quantity needed to meet legitimate scientific and medicinal needs. This limited aggregate amount of dronabinol that the DEA allows to be produced in the United States each year is allocated among individual companies, who must submit applications annually to the DEA for individual manufacturing and procurement quotas. We or our partners, including our contract manufacturers, must obtain an annual quota from the DEA in order to produce or procure any Schedule I or Schedule II substance, including dronabinol and fentanyl. The DEA may adjust aggregate production quotas and individual manufacturing quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments. Our, or our contract manufacturers’, quota of the active ingredient may not be sufficient to meet commercial demand or complete clinical trials. Any delay or refusal by the DEA in establishing our, or our contract manufacturers’, quota for controlled substances could delay or stop our clinical trials or product launches which could have a material adverse effect on our business, financial position and results of operations.

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

Anti-Kickback and False Claims Laws

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain marketing practices in the pharmaceutical industry in recent years. These laws include Anti-Kickback and False Claims statutes. The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any health care item or service reimbursable under Medicare, Medicaid or other federally financed health care programs. The term “remuneration” has been broadly interpreted to include anything of value, including for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payment, ownership interests and providing anything at less than its fair market value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and our practices may not in all cases meet all of the criteria for statutory exemptions or safe harbor protection. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal health care covered business, the statute has been violated. The reach of the Anti-Kickback Statute was also broadened by the PPACA which amends the intent requirement of the federal Anti-Kickback Statute such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act (discussed below) or the civil monetary penalties statute, which imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

The federal False Claims Act prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. Recently, several pharmaceutical and other health care companies have been prosecuted under these laws for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal health care programs for the product. In addition, certain marketing practices, including off-label promotion, may also lead to violations of the False Claims Act. Many states also have statutes or regulations similar to the federal Anti-Kickback Statute and False Claims Act, which state laws apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. Moreover, qui tam suits filed under the False Claims Act can be brought by any individual on behalf of the government and such individuals, commonly known as “relators” or “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement.

The frequency of filing qui tam actions has increased significantly in recent years, causing greater numbers of health care companies to have to defend such qui tam actions and pay substantial sums to settle such actions.

Also, the HIPAA created new federal criminal statutes that prohibit knowingly and willfully executing a scheme to defraud any health care benefit program, including private third-party payers and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services.

To the extent that any of our product candidates are ultimately sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to health care professionals.

Coverage and Reimbursement

The commercial success of our products and our ability to commercialize any approved product candidates successfully will depend in part on the extent to which governmental authorities, private health insurers and other third-party payers provide coverage for and establish adequate reimbursement levels for our products, product candidates, and related treatments.

Government health administration authorities, private health insurers and other organizations generally decide which drugs they will pay for and establish reimbursement levels for health care. In particular, in the U.S., private health insurers and other third-party payers often provide reimbursement for products and services based on the level at which the government (through the Medicare or Medicaid programs) provides reimbursement for such treatments. In the U.S., the European Union and other potentially significant markets for our product candidates, government authorities and third-party payers are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. Further, the increased emphasis on managed health care in the U.S. and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and health care reform, pharmaceutical reimbursement policies and pricing in general. The cost containment measures that health care payers and providers are instituting and the effect of any health care reform could significantly reduce our revenues from the sale of any products or approved product candidates. We cannot provide any assurances that we will be able to obtain and maintain third-party coverage or adequate reimbursement for our product candidates in whole or in part.

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

The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. A plan for the research will be developed by the Department of Health and Human Services, the Agency for Health care Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures will be made to Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payers, it is not clear what effect, if any, the research will have on the sales of any product, if any such product or the condition that it is intended to treat is the subject of a study. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of our products or product candidates. If third-party payers do not consider our products to be cost-effective compared to other available therapies, they may not cover our products as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

The U.S. and some foreign jurisdictions are considering enacting or have enacted a number of additional legislative and regulatory proposals to change the health care system in ways that could affect our ability to sell our products profitably. Among policy makers and payers in the U.S. and elsewhere, there is significant interest in promoting changes in health care systems with the stated goals of containing health care costs, improving quality and/or expanding access. In the U.S., the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives, including, most recently, the PPACA, which changes the way health care is financed by both governmental and private insurers.

Health care Privacy and Security Laws

We may be subject to various privacy and security regulations, including but not limited to HIPAA, as amended by HITECH, and their respective implementing regulations, including the related final published omnibus rule. HIPAA mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common health care transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates” — independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent then HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and criminal penalties.

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

Research and Development

Our operating results will also depend significantly on our research and development activities and related regulatory developments. Our research and development expenses were $63.0 million, $73.9 million and $56.8 for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had 61 full-time research and development personnel. We expect research and development expenses to fluctuate with the timing of our planned preclinical studies and clinical trials for our product candidates, particularly our proprietary cannabinoid product candidates and sublingual spray product candidates. We do not expect to realize net revenues from all of these research and development initiatives in the near term and may never realize net revenues from these investments. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Performance—Product Development and Related Regulatory Processes.

Employees

As of December 31, 2017, we employed 343 full-time employees, including 52 manufacturing employees, 180 sales and marketing employees, 61 employees in research and development, and 50 employees in administration. None of our employees are covered under a collective bargaining agreement and we consider our relationship with our employees to be good.

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

Risks Related to Our Business and Industry

We are largely dependent on the commercial success of our two approved products, and although we have generated revenue and profit from sales of these products, we may not be able to continue to be profitable.

We anticipate that in the near term our ability to maintain profitability will depend upon the continued commercial success of our two main approved products, SUBSYS® and SYNDROS®. In addition to the risks discussed elsewhere in this section, our ability to continue to generate revenues from these products will depend on a number of factors, including, but not limited to:

•	achievement of broad market acceptance and coverage by third-party payers for our products;
•	the effectiveness of our efforts in marketing and selling our products;

•	our and our contract manufacturers’ ability to successfully manufacture commercial quantities of our products at acceptable cost levels and in compliance with regulatory requirements;
•	our ability to maintain a cost-efficient commercial organization and, to the extent we seek to do so, successfully partner with additional third parties;
•	our ability to successfully defend, expand and maintain intellectual property protection for our products;
•	the efficacy and safety of our products; and
•	our ability to comply with regulatory requirements.

The continuing and heightened publicity surrounding the national opioid epidemic continues to result in heightened sensitivity by many health care professionals to prescribe, and pharmacies to dispense, opioids. In part, this sensitivity by health care professionals and pharmacies is the result of third-party payers, such as insurance companies, and regulatory and government agencies increasingly scrutinizing the indications and uses for which health care professionals are prescribing, and pharmacies are dispensing, opioids. Other high-profile initiatives, such as President Trump’s declaration of the opioid crisis as a public health emergency will likely add to this sensitivity. Moreover, ongoing state and federal investigations into our sales, marketing and other commercial practices and developments and media reports that may arise in connection with such investigations may negatively affect our relationships with health care professionals and pharmacies and their prescribing or dispensing habits.  Furthermore, widespread litigation focused on opioids, including multi-district litigation, has focused an enormous amount of scrutiny on the prescribing of opioids.  Consequently, these current and potential future events have affected, and will likely continue to affect, the manner in which, and the situations when, SUBSYS® is being prescribed, dispensed and approved for coverage.

If SUBSYS®, SYNDROS®, or any of our product candidates for which we receive regulatory approval, do not maintain broad market acceptance or coverage by third-party payers, the revenues that we generate from these products will be limited.

The commercial success of SUBSYS®, SYNDROS® and any product candidates for which we obtain marketing approval from the FDA or other regulatory authorities, will depend upon the continued acceptance of these products by physicians, patients, health care payers and the medical community. Coverage and reimbursement of our approved products by third-party payers is also necessary for commercial success. The degree of market acceptance of SUBSYS®, SYNDROS® and any other product candidates for which we may receive regulatory approval will depend on a number of factors, including:

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

For example, while we believe our sublingual spray delivery method for SUBSYS® appeals to patients, some patients may not view our sublingual spray device as easy to administer, safe and effective, and otherwise may not react favorably to sublingual delivery. In accordance with the REMS protocol for all TIRF products, physicians are advised to begin patients at the lowest dose available for the applicable TIRF product, which for SUBSYS® is 100 mcg. If patients do not experience pain relief at initial low-dose prescriptions of SUBSYS®, they or their physicians may conclude that SUBSYS® is ineffective in general and may discontinue use of SUBSYS® before titrating to an effective dose. In addition, many third-party payers require usage and failure on cheaper generic versions of Actiq® prior to providing reimbursement for SUBSYS® and other branded TIRF products, which limits SUBSYS®’ use as a first-line treatment option.

In addition, products used to treat and manage pain, especially in the case of controlled substances, are from time to time subject to negative publicity, including illegal use, overdoses, abuse, diversion, serious injury and death. These events have led to heightened regulatory scrutiny and in certain circumstances the FDA might even consider action to remove or revoke a product’s approval. Controlled substances are classified by the DEA as Schedule I through V substances, with Schedule I substances being prohibited for sale in the United States, Schedule II substances considered to present the highest risk of abuse and Schedule V substances being considered to present the lowest relative risk of abuse. SUBSYS® contains fentanyl, an opioid, and is regulated as a Schedule II controlled substance, and despite the strict regulations on the marketing, distributing, prescribing and dispensing of such substances, illicit use and abuse of controlled substances is well-documented. Thus, the marketing of SUBSYS®, SYNDROS® and, if approved, our product candidates that contain controlled substances, may generate public controversy that may adversely affect market acceptance of SUBSYS®, SYNDROS® and, if approved, such product candidates.

Our efforts to educate the medical community and third-party payers on the benefits of SUBSYS®, SYNDROS® and any of our product candidates for which we obtain marketing approval from the FDA or other regulatory authorities, and gain broad market acceptance requires significant resources and may not continue to be successful. If our products do not continue to receive an adequate level of acceptance by physicians, third-party payers and patients, we may not generate sufficient revenue from these products to be profitable.

In addition, fentanyl and dronabinol treatments can be costly to third-party payers and patients. Accordingly, hospitals and physicians may resist prescribing our products and third-party payers and patients may not purchase our products due to cost.

Furthermore, the potential market for SYNDROS® may not expand as we anticipate or may even decline based on numerous factors, including the introduction of superior alternative products and regulatory action negatively impacting the dronabinol market. Moreover, there is no guarantee that introduction of SYNDROS® will result in expansion of the dronabinol market or permit us to gain share in that market or maintain or increase any market share we may capture. New dronabinol products that we introduce could potentially replace SYNDROS®, thus not impacting the overall size of the market or increasing our overall share of that market. If we are unable to properly and compliantly expand the market for the medical use of dronabinol or gain, maintain or increase market share in that market, this failure would have a material adverse effect on our ability to execute on our business plan and ability to generate revenue.

The unpredictability and regulation surrounding reimbursement on SUBSYS® and SYNDROS® may affect our financial condition and results of operations.

Our sales of, and revenue from, SUBSYS® and SYNDROS® depend in significant part on the coverage and reimbursement policies of third-party payers, including government payers such as Medicare and Medicaid, and private health insurers. All third-party payers are sensitive to the cost of drugs and consistently implement efforts to control these costs, which efforts include, but are not limited to, establishing excluded or preferred drug lists. SUBSYS® has been, and will likely continue to be, subject to these restrictions and impediments from third-party payers, particularly PBMs and private health insurers. These PBMs, which administer prescription drug benefits for employers and health plans and runs large mail-order pharmacies, have significant influence in the insurance industry. While most PBMs have an exception process that physicians may pursue to have an off-formulary, medically necessary drug covered for patients, being placed on an exclusion list makes it difficult for many patients covered through a PBM administered plan to have SUBSYS® and SYNDROS® covered by insurance.  In the future, we may not be able to work with other PBMs to evaluate price increases and to communicate with managed care and health-system decision-makers to ensure a balanced approach which takes into account the clinical performance and efficacy of our products. Moreover, in the United States, there have been, and we expect there will continue to be, a number of state and federal proposals that limit the amount that third-party payers may pay to reimburse the cost of drugs, particularly for state and federal government programs such as Medicare and Medicaid, as well as managed care providers and private insurance plans. We believe the increasing emphasis on managed care in the United States has and will continue to put pressure on the price and usage of SUBSYS® and SYNDROS®. Our ability to generate revenue is affected by the availability of third-party reimbursement for SUBSYS® and SYNDROS® and our results of operations will be negatively affected if we fail to manage adequate reimbursement levels for SUBSYS® and SYNDROS® from such third-party payers.

In addition, we outsource administrative reimbursement support assistance for patients, which function is critical to patients obtaining insurance coverage in connection with our products. The patient support assistance provided by third-parties, including specialty pharmacies, is subject to extensive and complex federal and state laws and varied third-party payers standards, procedures, processes and conditions.  These third parties’ compliance with applicable laws, regulations and standards is expensive and time consuming and substantial governmental resources exist to enforce and prosecute these applicable laws, regulations and standards and companies that violate such laws, regulations and standards may face substantial penalties. The potential sanctions include significant civil, criminal and administrative penalties, damages and fines and exclusion from participation in federal health care programs. Because of the breadth of these laws and the lack of extensive legal guidance in the form of regulations or court decisions, it is possible that some of these third parties’ business activities could be subject to challenge or penalty under one or more of these laws and could materially affect our business in some way, including potentially vicarious liability if our employees violate our existing policies and procedures.  Moreover, we may be subject to liability and regulatory sanctions in connection with the prior actions of former employees that operated in our patient service hub before we began outsourcing such function. Such aforementioned potential events could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The manner by which we utilize our commercial sales force has evolved over time and may continue to evolve in the future.  We or our collaborators may not be successful in executing sales and marketing strategies for SUBSYS®, SYNDROS®, or any additional product candidates for which we obtain regulatory approval. If such sales and marketing strategies are not successful, we may not be able to maintain or increase our revenues.

Our commercial organization including sales, marketing, managed markets, trade and distribution functions, which is now focused exclusively on marketing and selling SUBSYS® and SYNDROS® has evolved significantly since the launch of our first commercial product in March 2012. Our commercial organization has not in the past, and may not in the future, perform over time as we currently anticipate. To the extent our commercial organization does not perform over time as we currently anticipate, we will need to consider alternatives that include significantly downsizing or eliminating our commercial sales force or entering into arrangements with third parties to market and sell our products in the United States or foreign territories. Any third-party arrangement would likely result in significantly greater sales and marketing expenses or lower revenues than our current estimates and there can be no assurance that any current or future strategy will be successful.

We may either increase or decrease the size of our sales force in the future based upon market conditions and actual sales performance, as well as in the event that we obtain regulatory approval for any of our product candidates. In addition, we could lose sales personnel, and the performance of our sales personnel as measured by actual sales has been, from time to time, and may in the future be disappointing.

Our business is subject to volatility and fluctuations in the number of employees we have across our enterprise.  We may need to adjust the size and complexity of our organization in the future, depending upon the strategies we attempt to implement.

Our company has evolved significantly since the launch of our first branded product in March 2012.  Management and personnel, systems and facilities currently in place may not be adequate and/or appropriate to support our business plan.

Our need to effectively manage our operations and various business objectives requires that we adjust to ongoing challenges and needs and may require us to do one or more of the following:

•	continue to improve our operational, financial, management and regulatory compliance controls and reporting systems and procedures;
•	attract and retain sufficient numbers of talented employees;
•	manage our commercialization activities for SUBSYS® and SYNDROS® effectively and in a cost-effective manner;
•	manage our clinical trials effectively;
•	manage our internal dronabinol production operations effectively and in a cost effective manner;
•	manage our development efforts effectively while carrying out our contractual obligations to contractors and other third parties; and
•	continue to improve and expand our facilities.

In addition, historically, we have utilized and continue to utilize the services of part-time outside consultants to perform a number of tasks for us, including tasks related to compliance programs, clinical trial management, regulatory affairs, formulation development and other drug development functions. Our growth strategy may also entail expanding our use of consultants to implement these and other tasks going forward. Because we rely on consultants for certain functions of our business, we will need to be able to effectively manage these consultants to ensure that they successfully carry out their contractual obligations and meet expected deadlines. There can be no assurance that we will be able to manage our existing consultants or find other competent outside consultants, as needed, on economically reasonable terms, or at all. If we are not able to effectively manage our organization including our use of consultants, we may be unable to successfully implement the tasks necessary to effectively execute on our planned research, development and commercialization activities and, accordingly, may not achieve our research, development and commercialization goals.

We may encounter manufacturing failures that could impede or delay commercial production of SYNDROS® or the preclinical and clinical development or regulatory approval of our product candidates.

Any failure in our internal manufacturing operations could cause us to be unable to meet demand for SYNDROS® and lose potential revenue, delay the preclinical and clinical development or regulatory approval of our product candidates, and harm our reputation. Our internal manufacturing operations may encounter difficulties involving, among other things, production yields, regulatory compliance, contamination, quality control and quality assurance, obtaining DEA quotas which allow us to produce certain materials in the quantities needed to execute on our business plan, and shortages of qualified personnel. Our ability to support our existing product and our product candidates, could be impeded, delayed, limited or denied if we are unable to maintain the approval of our manufacturing processes and facilities. In addition, we have limited experience producing SYNDROS® in commercial quantities and may encounter difficulties with continuing to manufacture commercial quantities of SYNDROS® or the quantities of materials needed for our preclinical studies or clinical trials. Such difficulties could result in a delay in the commercial launch of our product candidates and cause delays in our preclinical studies, clinical trials and regulatory submissions.

We must comply with cGMPs enforced by the FDA through its facilities inspection program and review of submitted technical information. In addition, we must obtain and maintain necessary DEA and state registrations, and must establish and maintain processes to assure compliance with DEA and state requirements governing, among other things, the storage, handling, security, recordkeeping and reporting for controlled substances. We must also apply for and receive a quota for dronabinol. Any failure to comply with these requirements may result in penalties, including fines and civil penalties, suspension of production, suspension or delay in product approvals, product seizure or recall, operating restrictions, criminal prosecutions or withdrawal of product approvals, any of which could significantly and adversely affect our business. If the safety of any product or product candidate or component is compromised due to a failure to adhere to applicable laws or for other reasons, we may not be able to successfully commercialize or obtain regulatory approval for the affected product or product candidate, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay or termination of commercialization, preclinical studies and clinical trials, regulatory submissions or approvals of our products or product candidates, entail higher costs or result in our being unable to effectively commercialize our approved products. Certain changes in our manufacturing processes or procedures, including a change in the location where the material is manufactured, generally require prior FDA, or foreign regulatory authority, review and/or approval. We may need to conduct additional preclinical studies and clinical trials to support approval of such changes. This review and approval process may be costly and time-consuming, and could impede, delay, limit or prevent commercialization of a product.

We have expanded our SYNDROS® production capacity by constructing a second facility. We may encounter a number of challenges relating to the management and operation of such a facility, and we may never realize a return on our investment.

We have expanded our SYNDROS® production capacity by constructing a second facility designed to meet our expected future dronabinol API supply needs. The construction of the second facility has required significant capital expenditures and has resulted in significantly increased fixed costs. This second facility requires the maintenance of additional regulatory approvals and costs.

We cannot assure you that we will be able to successfully operate the second facility in a timely or profitable manner, or within the budget that we currently project. If the demand for SYNDROS® and any future related products never meets our expectations and forecasts, or if we do not produce the output we plan, we may not be able to realize the return on investment we anticipated, which would have a negative impact on our financial condition and results of operations.

Our ability to operate a new, larger facility successfully will greatly depend on our ability to hire, train and retain an adequate number of additional manufacturing employees, in particular employees with the appropriate level of knowledge, background and skills. Should we be unable to hire such employees, our business and financial results could be negatively impacted.

We are dependent on numerous third parties in our supply chain for the commercial supply of SUBSYS®, and if we fail to maintain our supply and manufacturing relationships with these third parties or fail to develop new relationships with other third parties, we may be unable to continue to commercialize SUBSYS® or to develop other product candidates.

We rely on a number of third parties for the commercial supply of SUBSYS® and the clinical supply of certain of our product candidates. Our ability to commercially supply SUBSYS® and to develop our product candidates depends, in part, on our ability to successfully obtain the API for SUBSYS® and the materials for certain other of our product candidates, and outsource most if not all of the aspects of their manufacturing at competitive costs, in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. If we fail to develop and maintain supply relationships with these third parties, we may be unable to continue to commercialize SUBSYS® or certain of our other product candidates.

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

We do not own or operate manufacturing facilities for SUBSYS® and currently lack the in-house capabilities to manufacture SUBSYS®. Our SUBSYS® sub-component manufacturing is performed by Aptar, with the final fill, assembly and packaging of SUBSYS® performed by Renaissance. If there are problems relating to the equipment utilized by Aptar to manufacture SUBSYS®, we will be responsible for fixing or replacing that equipment. Any requirement to do so could result in unexpected costs and expenses and delay the production of SUBSYS®, which could in turn negatively impact our business.

The manufacture of pharmaceutical products generally requires significant expertise and capital investment, often including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up and validating initial production. These problems can include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Additionally, our manufacturers may experience difficulties due to resource constraints, labor disputes, unstable political environments or natural disasters. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations for any reason, our ability to commercially supply SUBSYS® could be jeopardized. Any delay or interruption in our ability to commercially supply SUBSYS® will result in the loss of potential revenues and could adversely affect the market’s acceptance of these products. We cannot guarantee that we will not encounter other manufacturing issues in the future. In addition, any delay or interruption in the supply of preclinical study or clinical trial supplies could delay the completion of those studies or trials, increase the costs associated with maintaining our programs and, depending upon the period of delay, require us to commence new studies or trials at additional expense or terminate studies or trials completely.

Manufacturers and suppliers are subject to regulatory requirements including cGMPs, which cover, among other things, manufacturing, testing, quality control and recordkeeping relating to our products and product candidates, and are subject to ongoing inspections by FDA, DEA and other regulatory agencies. Moreover, if we seek regulatory approval for any product candidate, the facilities to be used by us or our third-party manufacturers for the manufacture of the product candidate must be approved by the applicable regulatory authorities before the product candidate may be approved and marketed. We do not control the manufacturing processes of third-party manufacturers, and we are dependent upon them in material ways. If any of our third-party manufacturers cannot successfully manufacture product that conforms to our specifications and the applicable regulatory authorities’ strict regulatory requirements, they will not be able to secure or maintain regulatory approval for the manufacturing facilities. In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any other applicable regulatory authorities do not approve these facilities for the manufacture of our products or product candidates or if they withdraw any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to commercially supply SUBSYS® or develop or obtain regulatory approval for certain of our product candidates.

If our third-party manufacturers or suppliers fail to deliver the required commercial quantities of SUBSYS®  and the respective sub-components and starting materials, on a timely basis and at commercially reasonable prices, and we are unable to find one or more replacement manufacturers or suppliers capable of production at a substantially equivalent cost in substantially equivalent volumes and quality, and on a timely basis, the continued commercialization of SUBSYS® and the development of certain of our product candidates would be impeded, delayed, limited or prevented, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

SUBSYS® competes against numerous branded and generic products already being marketed and potentially those which are or will be in development. Many of these competitive products are offered in the United States by large, well-capitalized companies. SUBSYS® is one of nine commercially available products in the TIRF market. In the BTCP market, physicians often treat BTCP with a variety of short-acting opioid medications, including morphine, morphine and codeine derivatives and fentanyl. Some currently marketed products against which we directly compete include Teva Pharmaceutical Industries Ltd.’s Fentora® and Actiq®, Sentynl Therapeutics’ Abstral®, Depomed Inc.’s Lazanda® and BioDelivery Sciences International, Inc.’s Onsolis®. Some generic fentanyl products against which SUBSYS® competes are marketed by Mallinckrodt, Inc., Par Pharmaceutical Companies, Inc. and Actavis, Inc. In addition, we are aware of numerous companies developing other treatments and technologies for rapid delivery of opioids to treat BTCP, including transmucosal, transdermal, nasal spray, and inhaled sublingual delivery systems. If these treatments and technologies are successfully developed and approved, they could represent significant additional competition to SUBSYS®.

With respect to SYNDROS® and our dronabinol product candidates, the market in which we intend to compete is challenging in part because generic products generally face greater price competition than branded products and the competition from generic products may have an effect on our product prices, market share, revenues and profitability. We may not be able to differentiate any products that we may market from those of our competitors, successfully develop or introduce new products that are less costly or offer better performance than those of our competitors, or offer purchasers of our products payment and other commercial terms as favorable as those offered by our competitors. In addition, there are a number of established therapies and products already commercially available and under development by other companies that treat the indications that our dronabinol product candidates are intended to treat. Specifically, if approved, our dronabinol product candidates will compete, against therapies and products such as Abbvie, Inc.’s Marinol® and Marinol® generics. Par Pharmaceutical Companies markets an approved generic version of Marinol® and Actavis markets an authorized generic version of Marinol®. We cannot give any assurance that other companies will not obtain regulatory approval or acceptable DEA classification for, or commercialize additional generic dronabinol products.

Moreover, our dronabinol products may compete with non-synthetic cannabinoid drugs, including therapies such as GW Pharmaceuticals plc’s Sativex®, especially in many countries outside of the United States where non-synthetic cannabinoids are legal. In addition, literature has been published arguing the benefits of natural cannabis, or marijuana, over dronabinol, and there are a number of states that have already enacted laws legalizing medicinal and recreational marijuana. There is some support in the United States for further legalization of marijuana. We also cannot assess the extent to which patients utilize marijuana illegally to alleviate CINV, instead of using prescribed therapies such as approved dronabinol products. Furthermore, in the treatment of CINV, physicians typically offer conventional anti-nausea drugs prior to initiating chemotherapy, such as Sanofi’s Anzemet®, Eisai Inc./Helsinn Group’s Aloxi®, Roche Holding AG’s Kytril®, Par Pharmaceutical Companies’ Zuplenz® and GlaxoSmithKline plc’s Zofran®, as well as Neurokinin 1 receptor antagonists on the market including Kyowa Hakko Kirin Co., Ltd.’s Sancuso® and Merck & Co., Inc.’s Emend®. To the extent that SYNDROS® and our dronabinol product candidates compete in the broader CINV market, we will also face competition from these products and their generic equivalents, as applicable.

Additionally, we are aware of companies who have received approval for the commercialization of CINV products, including Heron Therapeutics, Inc.’s (formerly A.P. Pharma, Inc.) Sustrol®, Tesaro, Inc.’s Varubi®, and Roche Holding/Helsinn Group’s Akynzeo®. If these products are successfully marketed over the next few years, they could represent significant competition for SYNDROS®. Additionally, Aphios Corp.’s Zindol® is in late stage development (Phase 3), and if successfully developed and approved could represent significant competition for SYNDROS®.

We also face competition from third parties in obtaining allotments of fentanyl and dronabinol under applicable DEA annual quotas, recruiting and retaining qualified personnel, establishing clinical trial sites and enrolling patients in clinical trials, and in identifying and acquiring or in-licensing new products and product candidates.

Our competitors may also develop products that are more effective, better tolerated, subject to fewer or less severe side effects, more useful, more widely-prescribed or accepted, or less costly than ours. For each product we commercialize, sales and marketing efficiency are likely to be significant competitive factors. We have built a commercial organization to market SUBSYS® and SYNDROS®  in the United States without using third-party sales or marketing channels, but it is unclear what strategies we will utilize in the future in connection with our commercial organization in the United States for any additional proprietary product candidates that we may develop, and there can be no assurance that we can maintain and augment these capabilities in a manner that will be cost efficient and competitive with the sales and marketing efforts of our competitors, especially since some or all of those competitors could expend greater economic resources than we do and/or employ third-party sales and marketing channels.

If we are unable to achieve and maintain adequate levels of coverage and reimbursement from third-party payers for SUBSYS®, SYNDROS®, or any future products we may seek to commercialize, on reasonable pricing terms, their commercial success may be severely hindered.

Successful sales of our products depend on the availability of adequate coverage and reimbursement from third-party payers. This requires us to over time successfully navigate the managed care sector for our approved products including but not limited to negotiating managed care contracts and access to certain drug formularies.  Because of the challenges created by certain allegations against our former employees in connection with our interactions with third-party payers, negotiating such contracts and access may be more difficult than it otherwise might have been and may not be possible in certain instances.

Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payers to reimburse all or part of the costs associated with their prescription drugs. Adequate coverage and reimbursement from governmental health care programs, such as Medicare and Medicaid, and commercial payers is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Assuming we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate or may require co-payments that patients find unacceptably high. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.

In addition, the market for our products will depend significantly on access to third-party payers’ drug formularies, or lists of medications for which third-party payers provide coverage and reimbursement. The competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payers may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available. For example, many third-party payers require usage and failure on cheaper generic versions of Actiq® prior to providing reimbursement for SUBSYS® and other branded TIRF products, which limits SUBSYS®’ use as a first-line treatment option.

Third-party payers, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling health care costs. In addition, in the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payers. Therefore, coverage and reimbursement for drug products can differ significantly from payer to payer. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payer separately, with no assurance that coverage and adequate reimbursement will be obtained.

Further, we believe that future coverage and reimbursement will likely be subject to increased restrictions both in the United States and in international markets. Third-party coverage and reimbursement for SUBSYS®, SYNDROS®, or any of our product candidates for which we may receive regulatory approval may not be available or adequate in either the United States or international markets, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

We depend on wholesale pharmaceutical distributors for retail distribution of SUBSYS® and SYNDROS®; if we lose any of our significant wholesale pharmaceutical distributors, our business could be harmed.

The majority of our sales of SUBSYS® and SYNDROS® are to wholesale pharmaceutical distributors who, in turn, sell the products to pharmacies, hospitals and other customers. For the year ended December 31, 2017, three wholesale pharmaceutical distributors, AmerisourceBergen Corporation, McKesson Corporation, and Cardinal Health, Inc., individually and collectively comprised a material portion of our total gross sales of SUBSYS® and SYNDROS®. The loss by us of any of these wholesale pharmaceutical distributors’ accounts or a material reduction in their purchases could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Our sales of SUBSYS® and SYNDROS® can be greatly affected by the inventory levels our respective wholesalers carry. We monitor wholesaler inventory of SUBSYS® and SYNDROS® using a combination of methods. Pursuant to distribution service agreements with our three largest wholesale customers, we receive inventory level reports. For most other wholesalers where we do not receive inventory level reports, however, our estimates of wholesaler inventories may differ significantly from actual inventory levels. Significant differences between actual and estimated inventory levels may result in excessive production (requiring us to hold substantial quantities of unsold inventory), inadequate supplies of products in distribution channels, and insufficient product available at the retail level. These changes may cause our revenues to fluctuate significantly from quarter to quarter, and in some cases may cause our operating results for a particular quarter to be below our expectations or the expectations of securities analysts or investors. In addition, at times, wholesaler purchases may exceed customer demand, resulting in reduced wholesaler purchases in later quarters, which may result in substantial fluctuations in our results of operations from period to period. If our financial results are below expectations for a particular period, the market price of our common stock may drop significantly.

We rely on third parties to perform many necessary services for SUBSYS® and SYNDROS®, including services related to distribution, invoicing, storage and transportation, and expect to do so for any future branded proprietary products, if approved.

We have retained third-party service providers to perform a variety of functions related to the sale and distribution of SUBSYS® and SYNDROS®, key aspects of which are out of our direct control. For example, we rely on Cardinal Health 105, Inc. (a/k/a Specialty Pharmaceutical Services) to provide key services related to logistics, warehousing and inventory management, distribution, contract administration and chargeback processing, accounts receivable management and call center management, and, as a result, most of our SUBSYS® and SYNDROS® inventory is stored at a single warehouse maintained by the service provider. We must rely on this provider as well as other third-party providers that perform services for us, including entrusting our inventories of SUBSYS® and SYNDROS® to their care and handling. If these third-party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines, or otherwise do not carry out their contractual duties to us, or encounter physical damage or natural disaster at their facilities, our ability to deliver SUBSYS® and SYNDROS® to meet commercial demand would be significantly impaired. In addition, we utilize third parties to perform various other services for us relating to sample accountability and regulatory monitoring, including adverse event reporting, safety database management and other product maintenance services. If the quality or accuracy of the data maintained by these service providers is insufficient, our ability to continue to market SUBSYS® and SYNDROS® could be jeopardized or we could be subject to regulatory sanctions. We do not currently have the internal capacity to perform these important commercial functions, and we may not be able to maintain commercial arrangements for these services on reasonable terms.

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

Clinical trials are very expensive, time consuming and difficult to design and implement. Most of our product candidates are in preclinical development. We estimate that clinical trials for these product candidates, if and when initiated, will continue for several years and may take significantly longer than expected to complete. In addition, we, the FDA, an IRB, or other regulatory authorities, including state and local, may suspend, delay or terminate our clinical trials at any time, or the DEA could suspend or terminate the registrations and quota allotments we require in order to procure and handle controlled substances, for various reasons, including:

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

We have in the past relied and expect to continue to rely on third-party CROs to conduct and oversee our clinical trials. For example, we contracted with Worldwide Clinical Trials to conduct and oversee our pivotal bioequivalence study for our approved product SYNDROS®.

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

We are developing several proprietary dronabinol product candidates, including a Dronabinol Inhalation Device, for which we intend to seek FDA approval through the Section 505(b)(2) regulatory pathway. Section 505(b)(2), if applicable to us under the FDCA, would allow an NDA we submit to FDA to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of approved compounds, which could expedite the development program for our product candidates by potentially decreasing the amount of clinical data that we would need to generate in order to garner FDA approval. If the FDA does not allow us to pursue the Section 505(b)(2) regulatory pathway as anticipated, we may need to conduct additional clinical trials, provide additional data and information, and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for these product candidates, and complications and risks associated with these product candidates, would likely substantially increase. We could need to obtain more additional funding, which could result in significant dilution to the ownership interests of our then existing stockholders to the extent we issue equity securities or convertible debt. We cannot assure you that we would be able to obtain such additional financing on terms acceptable to us, if at all. Moreover, inability to pursue the Section 505(b)(2) regulatory pathway would likely result in new competitive products reaching the market more quickly than our product candidates, which would likely materially adversely impact our competitive position and prospects. Even if we are allowed to pursue the Section 505(b)(2) regulatory pathway, we cannot assure you that our product candidates will receive the requisite approvals for commercialization.

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

Dronabinol, a Schedule I substance, is subject to the DEA’s production and procurement quota scheme. The DEA establishes annually an aggregate quota for the amount of dronabinol that may be produced in the United States based on the DEA’s estimate of the quantity needed to meet legitimate scientific and medicinal needs. This limited aggregate amount of dronabinol that the DEA allows to be produced in the United States each year is allocated among individual companies, who must submit applications annually to the DEA for individual production and procurement quotas. We are required to obtain an annual quota from the DEA in order to manufacture and produce dronabinol. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year and has substantial discretion in deciding whether or not to make such adjustments. For 2018, we were allocated what we believe is a sufficient quantity of dronabinol to meet our currently anticipated production and testing needs through 2018. However, we may need additional amounts of dronabinol in future years to implement our business plan.

We do not know what amounts of dronabinol other companies developing or marketing dronabinol product candidates may have requested for 2019 or will request in future years. The DEA, in assessing factors such as medical need, abuse potential and other policy considerations, may have chosen to set the aggregate dronabinol quota for 2018 lower than the total amount requested by the companies, and may do so in the future. Though companies are permitted to petition the DEA to increase the aggregate quota for dronabinol in a given year after it is initially established, there is no guarantee the DEA would act promptly or favorably upon such a petition. The success of our business plan will depend in part on our being able to expand the overall market for the medical use of dronabinol by introducing new dronabinol formulations, and to sell significant amounts of our approved dronabinol products. In order to do so, we will need to receive from the DEA significantly increased allotments of dronabinol quotas over time and likely an increase in the aggregate annual quota. Any delay or refusal by the DEA in establishing quotas necessary for us to execute on our business plan could negatively impact our ability to sell SYNDROS® , and any other dronabinol product candidate for which we obtain regulatory approval, as well as our preclinical studies and clinical trials, which would in turn have a material adverse effect on our business, our ability to execute on our business plan, our financial position and results of operations, our prospects, and our ability to generate revenue to fund the development of our other product candidates.

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

If we fail to attract and keep management and other key personnel, as well as our board members, we may be unable to continue to successfully commercialize SUBSYS® or SYNDROS®, develop our product candidates or otherwise implement our business plan.

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific, medical and other personnel. We are highly dependent on our management, scientific and medical personnel, as well as our board members. The loss of the services of any of these individuals could impede, delay or prevent the continuing commercialization of SUBSYS® or SYNDROS® and the development of our product candidates and could negatively impact our ability to successfully implement our business plan. If we lose the services of any of these individuals, we may not be able to find suitable replacements on a timely basis or at all, and our business would likely be harmed as a result. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. We employ all of our executive officers and key personnel on an at-will basis and their employment can be terminated by us or them at any time, for any reason and without notice; provided, however, that under certain circumstances we may owe them additional compensation in connection with such termination.

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

We are exposed to the risk of fraud or other misconduct of our former and current employees, contractors or agents. Misconduct by our former or current employees, contractors or agents could include intentional actions to circumvent our compliance protocols, intentional failures to comply with FDA regulations, provide accurate information by our employees, contractors and agents to the FDA, comply with applicable manufacturing standards, comply with federal and state health care privacy, fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing, off-label promotion and other illegal or inappropriate practices. These laws and regulations may restrict or prohibit a wide range of pricing, false claims, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. These laws also dictate the proper use of patient information and data which is subject to privacy laws such as HIPAA. Misconduct of our former or current employees could also involve the improper use of information obtained in the course of clinical trials, or illegal misappropriation of drug product, or illegal promotion of a drug product for off-label use, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Business Conduct and Ethics and maintain a compliance program that strives to meet existing guidance from regulators, but it is not always possible to identify and deter employee misconduct, and the precautions we currently take (or have taken) to detect and prevent this type of activity may not be (or may not have been) effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental sanctions and charges or third-party actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, we may be held accountable for the actions of bad actors that we may have employed and those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions that could, among other things, significantly limit our ability to market our products.

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

On November 8, 2010, we entered into the NeoPharm merger. The NeoPharm merger was accounted for as a reverse acquisition and resulted in a change of 50% or more of the ownership of NeoPharm. Based on the above, we have estimated the amount of pre-merger federal NOLs that are available to offset our post-merger income is limited to an aggregate of $1.1 million as of December 31, 2017. For state income tax purposes, we have $236.6 million of state NOLs. Based upon the Company’s recent tax loss and current projections for future taxable income, the Company does not believe realization of these tax assets is more likely than not. As such, a full valuation allowance for the deferred tax assets has been established as of December 31, 2017.

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “2017 Tax Act” or “U.S. Tax Reform”), which, among other things, reduces the federal statutory income tax rate from 35% to 21% effective January 1, 2018, eliminates the ability to carryback NOLs arising after 2017 and instead would permit such NOLs to be carried forward indefinitely, and reduces the orphan drug credit to 25% from 50% of qualified clinical testing expenses.  These provisions of the 2017 Tax Act may significantly alter the utilization of NOLs and orphan drug credits and could have an adverse effect on our future results of operations.  See Note 10 of the Notes to our Consolidated Financial Statements for additional discussion related to the 2017 Tax Act.

We may engage in strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management, and which ultimately may not be successful.

From time to time we may consider strategic transactions, such as acquisitions of companies, asset purchases and out-licensing or in-licensing of products, product candidates or technologies, particularly those arrangements that seek to leverage other organizations’ internal platforms or competencies for the benefit of our products or potential products. Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions may entail numerous operational and financial risks, including:

•	exposure to unknown or unanticipated liabilities, including foreign laws we are unfamiliar with;
•	disruption of our business and diversion of our management’s time and attention in order to develop acquired products, product candidates or technologies;
•	incurrence of substantial debt or dilutive issuances of equity securities to pay for acquisitions, which we may not be able to obtain on favorable terms, if at all;
•	higher than expected acquisition and integration costs;
•	write-downs of assets or goodwill or impairment charges;
•	increased amortization expenses;
•	difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;
•	entering into a long-term relationship with a partner that proves to be unreliable or counterproductive;
•	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and
•	inability to retain key employees of any acquired businesses.

Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, any transactions that we do complete could have a material adverse effect on our business, results of operations, financial condition and prospects if we are unable to execute on the planned objectives or capitalize on the relationship in the manner that was originally contemplated.

We face potential product and other liability exposure, and if successful claims are brought against us, we may incur substantial liability if our insurance coverage for those claims is inadequate.

All of the activities of our organization, including the commercial use of our products and clinical use of our product candidates expose us to the risk of liability claims. These risks are varied and difficult to predict.  For instance, because SUBSYS® is an opioid, we face significant risk of product liability for this product even though this product is approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA. Our products and product candidates are designed to affect important bodily functions and processes, but side effects, manufacturing defects, misuse or abuse associated with SUBSYS®, SYNDROS®, or our product candidates could result in injury to a patient or even death. For example, because our sublingual spray technology is designed to be self-administered by patients, it is possible that a patient could fail to follow instructions and as a result apply a dose in a manner that results in injury or death. In addition, SUBSYS® is an opioid pain reliever that contains fentanyl, and SYNDROS® is a  synthetic cannabinoid, which are both regulated “controlled substances” under the CSA and could result in harm to patients relating to its potential for abuse. In addition, a liability claim may be brought against us even if our products or product candidates merely appear to have caused an injury or because our commercial activities are alleged to have impaired a prescriber’s ability to independently act in the best interest of the patient. Product liability claims may be brought against us by consumers, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with our products or product candidates, among others. If we cannot successfully defend ourselves against product liability claims, we will incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in:

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

With the assistance of a reputable and prominent insurance broker, we have maintained product liability insurance coverage for our commercial products and clinical trials, which we believed to have appropriate aggregate coverage limits consistent with market practice at the time we obtained coverage. We also carry excess product liability insurance coverage for commercial product sales and clinical trials that was determined to be appropriate. However, identifying appropriate coverage is difficult to manage and our historic and future insurance coverage may not be sufficient to cover all of our product liability related expenses or losses and may not cover us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and has provisions that limit that coverage under certain circumstances that may apply to our company. In addition, in the future, we may not be able to maintain insurance coverage at a reasonable cost, in sufficient amounts or upon adequate terms to protect us against losses due to, among other things, the challenges we have had with respect to the commercial activities of former employees and the past legal actions that our company has endured or may endure in the future. If we determine that it is prudent to increase our product liability coverage, we may be unable to obtain this increased product liability insurance on commercially reasonable terms or at all and it is our understanding that insurance providers are increasingly putting limitations around coverage of opioid products and may not be willing to issue coverage at all. Large judgments have been awarded in class action, multi-district, and individual lawsuits related to opioids and we anticipate that significant judgements or settlements will occur in the future. A large successful product liability claim or a series of smaller successful claims brought against us could cause our stock price to decline and, if judgments or settlements exceed our insurance coverage or result in significant dollar amounts, could decrease our cash and have a material adverse effect our business, results of operations and financial condition.

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

Despite the implementation of security measures, our internal computer systems and those of our current and any future partners, contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our commercialization activities, drug development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on a large number of third parties to supply components for and manufacture our products and product candidates, warehouse and distribute SUBSYS® and SYNDROS® and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further commercialization and development of our products and product candidates could be delayed.

We may be adversely affected by natural disasters or other events that disrupt our business operations and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our corporate headquarters and other facilities are located in Chandler, Arizona and Round Rock, Texas, which are not areas that have experienced severe earthquakes. Accordingly, we do not carry earthquake insurance and an unexpected similar event in this region could be devastating to our business. However, other natural disasters or similar events, like hurricanes, fires or explosions or large-scale accidents or power outages, could severely disrupt our operations in Arizona or Texas, and may have a material adverse effect on our business, results of operations, financial condition and prospects.

Our enterprise financial systems are located in our Chandler, Arizona headquarters. Our manufacturing facilities are in Round Rock, Texas. If a disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters or our Round Rock facilities, that damaged critical infrastructure, such as enterprise financial systems or manufacturing resource planning and enterprise quality systems, or that otherwise disrupted operations at either location, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. For example, Texas, from time to time experiences natural disasters like hurricanes or tornadoes.  In addition, Arizona has in the past experienced flash flooding. Due to the inherently unpredictable nature of these events, the disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

Risks Related to Our Financial Position and Capital Requirements

We have had significant and increasing operating expenses and may require additional funding.

Our operations have consumed substantial amounts of cash since inception. In addition, our revenue has been declining and it has been difficult for us to stabilize our product sales so that we can predictably forecast future revenue. We expect our operating and general and administrative expenses to continue to be significant and increase substantially in connection with our planned research, development and other necessary or desirable activities. In particular, our legal expenses are difficult to predict and manage as a result of the continued and varied legal challenges that not only our company has had but also our former employees that, in some instances, we are required to indemnify. In addition, as we have previously disclosed, we have taken a reserve on a potential settlement fine in connection with our DOJ investigation and we anticipate that the fine associated with this investigation and other state related investigations will be substantial.

We believe that cash generated from operations and our existing cash and cash equivalents, together with interest thereon, will be sufficient to fund our operations through at least the next 12 months from the issuance date of this Annual Report. We have based these estimates on factors that are difficult to predict and our assumptions may prove to be wrong and we could spend our available financial resources much faster than we currently expect. Accordingly, future revenue and cash may prove to be inadequate to meet our costs and expenses and we may need to raise additional capital to fund our operations and continue to support our planned research and development and other necessary or desirable activities.

The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

•	the timing and amount of revenue from sales of our approved products, SUBSYS® and SYNDROS®, and any subsequently approved product candidates that are commercialized;
•	the size and cost of our commercial infrastructure;
•	the timing of FDA approval and DEA classification of our product candidates, if at all;
•

the timing, rate of progress and cost of any future clinical trials and other product development activities for our dronabinol product candidates and any other product candidates that we may develop, in-license or acquire;

•	costs associated with marketing and distributing SUBSYS®, SYNDROS®, and any subsequently approved product candidates;
•	costs and timing of completion of any additional outsourced commercial manufacturing supply arrangements that we may establish;
•	costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with SUBSYS®, SYNDROS®, and our product candidates;
•

costs associated with prosecuting or defending any litigation and regulatory fines or sanctions as a result of governmental investigations that we are or may become involved in and any damages payable by us that result from such litigation or investigations;

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

Risks Related to Regulation of our Products and Product Candidates

If we fail to comply with federal and state health care laws, including fraud and abuse and health information privacy and security laws, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected.

As a pharmaceutical company, even though we do not and will not control referrals of health care services or bill directly to Medicare, Medicaid or other third-party payers, certain federal and state health care laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. As a result of our previously disclosed DOJ Investigation, we anticipate we will be subject to sanctions and fines by the federal government and we believe certain ongoing state investigations could result in future sanctions and fines. The laws that may affect our ability to operate and that may be implicated in such foregoing sanctions or fines include:

•

the federal Anti-Kickback Statute, which constrains our marketing practices, educational programs, pricing policies, and relationships with health care providers or other entities, by prohibiting, among other things, soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, either the referral of an individual or the purchase or recommendation of an item or service reimbursable under a federal health care program, such as the Medicare and Medicaid programs;

•

federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent;

•	HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any health care benefit program or making false statements relating to health care matters;
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

The FDA provides guidelines with respect to appropriate drug and product promotion, product labeling, and continuing medical and health education activities. Although we endeavor to follow these guidelines, the FDA or the Office of the Inspector General: U.S. Department of Health and Human Services may disagree, and we may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions. The Office of the Inspector General also has the authority to exclude us from participation in healthcare programs funded by the government. In addition, management’s attention could be diverted and our reputation could be damaged. See Note 7 under the heading “Legal Matters” in the Notes to our Consolidated Financial Statements for a discussion of these investigations by HHS, Office of Inspector General, the U.S. District Attorney’s Office for the District of Massachusetts and other attorney generals from several states, of potential violations involving our SUBSYS® marketing activities.

Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated, particularly the risks related to the actions of our former employees. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

Our currently marketed products, SUBSYS® and SYNDROS®, and any of our product candidates that receive regulatory approval, will be subject to ongoing and continued regulatory review, which may result in significant expense and limit our ability to commercialize such products.

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

In the case of SUBSYS®, SYNDROS®, and any of our product candidates containing controlled substances, we and our contract manufacturers will also be subject to ongoing DEA regulatory obligations, including, among other things, annual registration renewal, security, recordkeeping, theft and loss reporting, periodic inspection and annual quota allotments for the raw material for commercial production of our products. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations, QSR requirements for medical device components or similar requirements, if applicable. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where, or processes by which, the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturer or us, including requiring product recall, notice to physicians, withdrawal of the product from the market or suspension of manufacturing. In that regard, because certain of our contract manufacturers for SUBSYS® and SYNDROS® are located outside the United States, they may be subject to foreign laws and regulations governing the manufacture of drugs and devices, and any failure by them to comply with those laws and regulations may delay or interrupt supplies of our products.

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

In the United States, there have been a number of legislative and regulatory changes to the health care system in ways that could affect our future results of operations and the future results of operations of our potential customers. For example, the MMA established a new Part D prescription drug benefit, which became effective January 1, 2006. Under the prescription drug benefit, Medicare beneficiaries can obtain prescription drug coverage from private sector plans that are permitted to limit the number of prescription drugs that are covered in each therapeutic category and class on their formularies. If SUBSYS® or any of our product candidates that are approved by the FDA are not widely included on the formularies of these plans, our ability to market our products to the Medicare population could suffer.

Furthermore, there have been and continue to be a number of initiatives at the federal and state levels that seek to reduce health care costs. For example, PPACA includes measures to significantly change the way health care is financed by both governmental and private insurers.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. On January 2, 2013, President Obama signed into law the ATRA which reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other health care funding, which could have a material adverse effect on our customers and accordingly, our financial operations. For instance, President Trump’s declaration of the opioid crisis as a public health emergency is anticipated by many to spur potential legislation or executive branch actions that could materially affect the manner in which federal healthcare programs operate.

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

In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. This can reduce demand for our products or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.

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

In the United States, the commercial success of SUBSYS®, SYNDROS®, and our product candidates, if and when commercialized, will continue to depend, in part, upon the availability of coverage and reimbursement from third-party payers at the federal, state and private levels. Third-party payers include governmental programs such as Medicare or Medicaid, private insurance plans and managed care plans. These third-party payers may deny coverage or reimbursement for a product or therapy in whole or in part if they determine that the product or therapy was not medically appropriate or necessary. Also, third-party payers have attempted to control costs by limiting coverage through the use of formularies and other cost-containment mechanisms and the amount of reimbursement for particular procedures or drug treatments.

Additionally, given recent federal and state government initiatives directed at lowering the total cost of health care, Congress and state legislatures will likely continue to focus on health care reform, the cost of prescription drugs and the reform of the Medicare and Medicaid programs. While we cannot predict the full outcome of any such legislation, it may result in decreased reimbursement for prescription drugs, which may further exacerbate industry-wide pressure to reduce prescription drug prices. This could harm our ability to market our products and generate revenues or could result in lower margins. In addition, legislation has been introduced in Congress that, if enacted, would permit more widespread importation or re-importation of pharmaceutical products from foreign countries into the United States, including from countries where the products are sold at lower prices than in the United States. Such legislation, or similar regulatory changes, could lead to a decision to decrease our prices to better compete, which, in turn, could adversely affect our business, results of operations, financial condition and prospects. Alternatively, in response to legislation such as this, we might elect not to seek approval for or market our products in foreign jurisdictions in order to minimize the risk of re-importation, which could also reduce the revenue we generate from our product sales. It is also possible that other legislative proposals having similar effects will be adopted.

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

Many federal and governmental agencies are focused on the abuse of opioids in the United States and our current President and agencies such as the HHS have expressed their belief that the United States is in the midst of a prescription opioid abuse epidemic. Common prescription drugs that contain opioids are drugs such as oxycodone, hydrocodone, and fentanyl. Our product, SUBSYS®, is fentanyl based product in the TIRF class. To the extent that the health care community, regulatory bodies and governmental agencies associate us with, or determine that we are a part of, this perceived opioid abuse epidemic then this may negatively affect our stock price and our business in various ways including from a marketing, sales and public relations standpoint and these perceptions may also negatively affect our ongoing governmental investigations.

Risks Related to Intellectual Property

We may not be able to obtain and enforce patent rights or other intellectual property rights that cover our products or product candidates, such as SUBSYS®, SYNDROS® and Dronabinol Inhalation Device, and that are of sufficient breadth to prevent third parties from competing against us.

Our success with respect to our products and product candidates, such as SUBSYS®, SYNDROS® and Dronabinol Inhalation Device will depend in part on our ability to obtain and maintain patent protection in both the United States and other countries, to preserve our trade secrets, and to prevent third parties from infringing upon our proprietary rights on our product candidates. Our ability to protect any of our approved drug products from unauthorized or infringing use by third parties depends in substantial part on our ability to obtain and maintain valid and enforceable patents. Fentanyl and dronabinol have been approved for many years and therefore our ability to obtain any patent protection is limited. Composition of matter patents on APIs are a particularly effective form of intellectual property protection for pharmaceutical products as they apply without regard to any method of use. However, we will not be able to obtain composition of matter patents or methods of use patents that cover the APIs in any of our products or product candidates. As a result, competitors who obtain the requisite regulatory approval can offer products with the same active ingredients as our products or product candidates so long as the competitors do not infringe any formulation patents that we may obtain or license, if any.

Our patent portfolio related to our sublingual spray technology that is used in SUBSYS® includes patents and patent applications in the United States, Australia, Brazil, Canada, China, Europe, India, Japan, Mexico, New Zealand and Russia. The covered technology and the scope of coverage vary from country to country. For those countries where we do not have granted patents, we may not have any ability to prevent the unauthorized use of our sublingual spray technology.

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

Our products and the intellectual property related to such products face competition from lower cost generic or follow-on products.

Manufacturers of generic drugs are seeking to compete with our drugs and will do so with our product candidates if they are approved. These generic drug manufacturers present a significant challenge to us and they may challenge the scope, validity or enforceability of our patents in court, requiring us to engage in complex, lengthy and costly litigation. If any of our owned or licensed patents are infringed or challenged, we may not be successful in enforcing or defending those intellectual property rights and, as a result, may not be able to develop or market the relevant product exclusively, which would have a material adverse effect on our sales of that product.

In addition, manufacturers of innovative drugs as well as generic drug manufacturers may be able to design their products around our owned or licensed patents and compete with us using the resulting alternative technology. For more information concerning certain pending proceedings relating to our intellectual property rights, including a discussion on our Paragraph IV challenges, see Note 7 under the heading “Legal Matters” in the Notes to our Consolidated Financial Statements.

Upon the expiration or loss of patent protection for a product, or upon the “at-risk” launch (despite pending patent infringement litigation against the generic product) by a manufacturer of a generic version of one of our products, we could quickly lose a significant portion of our sales of that product and the value of that product line could be significantly reduced.  In addition, if our branded products lose their market exclusivity, our products may face increased competition or pricing pressure.

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

Risks Relating to an Investment in Our Stock

Our principal stockholder has placed his shares in an independently controlled trust and the voting committee associated with such trust can effectively control our direction and policies, and they may make decisions that are not in the best interests of us or our other stockholders.

Effective as of February 27, 2018, our company entered into a voting trust agreement with Dr. John N. Kapoor (and certain of his beneficiaries) and an independent trustee.  During the term of this voting trust, Dr. John N. Kapoor (and certain of his beneficiaries) will not have control over voting decisions (except under limited circumstances) over the shares of the Company’s common stock beneficially owned by Kapoor and the beneficiaries.  As of the effective date of the voting trust agreement, the shares subject to the trust represented approximately 59% of the outstanding shares of common stock of the Company. Until the voting trust agreement is terminated, the shares subject to the trust shall generally be voted on any matter by the trustee as directed by an independent voting committee (the “Voting Committee”) whose members meet certain independence standards with respect to Kapoor.  If at any time the shares subject to the trust represent less than 40% of the outstanding shares of common stock of the Company, such shares shall be voted on any matter by the trustee in the same proportion that the shares of the Company’s common stock that are not subject to the trust are voted on such matter, which is commonly referred to as “mirror voting.”

By virtue of this trust, the Voting Committee can and will be able to effectively control the election of the members of our Board of Directors, our management and our affairs and prevent corporate transactions, such as mergers, consolidations or the sale of all or substantially all of our assets, that may be favorable from our standpoint or that of our other stockholders or cause a transaction that we or our other stockholders may view as unfavorable. In addition, pursuant to an exception included in the voting trust agreement, Kapoor retains a veto right which permits him to veto change of control transactions.  Accordingly, this concentration of ownership may harm the market price of our common stock by:

•	delaying, deferring or preventing a change in control;
•	impeding a merger, consolidation, takeover or other business combination involving us;
•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us; or
•

otherwise effectively limiting the rights of other stockholders because the voting committee of the trust has the ability to approve matters submitted to stockholders, including the election of directors, approval of significant transactions and the amendment of our certificate of incorporation.

In addition, the existence and nature of this voting trust could be viewed negatively by third parties and have a negative impact on our stock price. Moreover, if Kapoor’s ownership falls below 40% of the outstanding shares and the shares subject to the trust are now subject to “mirror voting,” it is possible that a group of shareholders representing a relatively small percentage of ownership in the company could work together to effectively control key decisions. Finally, upon Kapoor’s passing, we cannot assure you as to how these shares will be distributed and subsequently voted.

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

We may be a “controlled company” under Nasdaq’s rules and, as a result, may qualify for, and may rely on, exemptions from certain Nasdaq independence rules, which could make our common stock less attractive to investors.

As a result of the independent voting trust holding Kapoor’s shares and controlling the related voting power, we believe we are potentially a “controlled company” as defined in the Nasdaq Listing Rules and, therefore we may avail ourselves of certain exemptions under applicable Nasdaq rules, including exemptions from the rules that require us to have (i) a majority of independent directors on the Board; (ii) independent director oversight of executive officer compensation; and (iii) independent director oversight of director nominations.

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

We lease a total of approximately 88,000 square feet of office and lab space in Chandler, Arizona under lease agreements that expire between August 2020 and June 2021. We believe that the Chandler, Arizona facilities are adequate to meet our current needs, and that suitable additional or alternative space will be available for our foreseeable future needs. Additionally, we lease a total of approximately 64,000 square feet for our U.S.-based, state-of-the-art dronabinol manufacturing facilities, which are both located in Round Rock, Texas under lease agreements that expire between January 2022 and March 2024. We have the option to extend our primary manufacturing facility lease for two 5-year periods following March 2024. We believe that the Round Rock, Texas manufacturing facilities are adequate to meet our current needs and that suitable additional or alternative space will be available for our foreseeable future needs.

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

Price Range of Common Stock

	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
2017 price range per share	$9.95	$4.97	$13.51	$8.76	$14.70	$10.03	13.48	9.50

	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
2016 price range per share	$15.06	$8.70	$19.96	$11.55	$18.65	$11.45	28.91	14.18

Holders

As of March 2, 2018, there were approximately 36 holders of record of our common stock and 73,764,390 shares of our common stock outstanding.  Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

Since our initial public offering, we have not declared nor paid dividends on our common stock and we do not expect to pay cash dividends on our common stock in the foreseeable future.

Issuer Purchases of Equity Securities

Stock Repurchase Program

On November 5, 2015, we announced a stock repurchase program which authorizes up to $50 million in repurchases of common stock. As of December 31, 2017, we had $17.4 million remaining under this program. There were no repurchases of our common stock during the year ended December 31, 2017. Also see Note 8 of the Notes to our Consolidated Financial Statements for additional information on this repurchase program.

Company Stock Performance

The following graph compares our total cumulative shareholder return as compared to the NASDAQ Composite Index and the NASDAQ Pharmaceutical Index for the period beginning on May 3, 2013 (our IPO date) and ending on December 31, 2017. Total shareholder return assumes $100.00 invested at the beginning of the period in our common stock, the stocks represented by the NASDAQ Composite Index and the NASDAQ Pharmaceutical Index, respectively. Total return assumes reinvestment of dividends.

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

The following table sets forth certain financial data with respect to our business. The selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and related Notes and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained elsewhere in this Annual Report on Form 10-K. The selected financial data in the table below as of December 31, 2015, 2014 and 2013 and for the years ended December 31, 2014 and 2013, were derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except share and per share data)

Consolidated Statements of Comprehensive Income (Loss) Data:
Net revenue	$140,693	$242,275	$330,323	$219,092	$99,289
Gross profit	120,050	216,882	301,469	196,514	86,624
Operating income (loss)	(219,031)	7,326	90,456	60,990	32,559
Income tax expense (benefit)	10,820	834	32,941	25,089	(8,800)
Net income (loss)	(228,015)	7,590	58,053	36,054	40,377
Net income (loss) per common share:
Basic	$(3.16)	$0.11	$0.81	$0.52	$0.78
Diluted	$(3.16)	$0.10	$0.77	$0.49	$0.70
Weighted average common shares outstanding
Basic	72,259,063	71,618,793	71,592,581	68,759,070	51,839,536
Diluted	72,259,063	74,145,918	75,707,651	73,335,132	57,469,234
Dividends declared per common share	$—	$—	$—	$—	$—

	December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$117,188	$182,880	$159,091	$82,863	$45,782
Total current assets	175,942	229,643	252,051	146,465	78,350
Total assets	279,080	356,136	351,285	215,635	100,558
Total current liabilities, including debt	207,179	78,614	90,436	48,709	21,081
Total liabilities	215,798	86,547	98,980	52,445	21,081
Total stockholders' equity	63,282	269,589	252,305	163,190	79,477

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management; PBM formulary changes relative to SUBSYS® or SYNDROS® may have a material impact on future net revenue; our intent to file an IND application for the treatment of epilepsy with cannabidiol; the sufficiency of our manufacturing capacity; the beneficial attributes of our dronabinol product candidates and delivery mechanisms; that our suppliers are equipped to supply us with our current and future chemical needs; that pending dronabinol candidates will default to Schedule II classification; that changes in health care laws will result in reduced Medicaid and Medicare payments for prescription drugs; that sales and marketing and research and development costs will be our largest categories of expenses; that sales and marketing expenses will fluctuate based on changes in SUBSYS® and SYNDROS®  net revenue; our development of different dronabinol delivery systems; that we can maintain or even grow market share and net revenue for SUBSYS® and SYNDROS®  and our strategies relating thereto; that we may pursue strategies relating to synthetic cannabidiol; our sales and marketing strategy for future products and delivery systems; that we may pursue strategic transactions such acquisitions or other companies, asset purchase out- or in-licensing of products, strategic partnerships, joint ventures, divestitures, business combinations and investments; our ability to obtain foundation materials and manufacture dronabinol in light of government quotas; our strategy of using Marinol® as a reference drug in future drug approval applications; the expected pathway of drug applications we expect to file in the future; that physicians and payers will continue to gain familiarity about and accept the features of SUBSYS® and SYNDROS®; our plans and strategies for obtaining future international approvals; our plans and strategies to protect our intellectual property; our intention of not paying dividends; possible capital raising transactions we may pursue; that we may avail ourselves of certain Nasdaq governance provisions because of our status as a controlled company; that research and development and operating costs will fluctuate; that our investments in our sales and research and development infrastructure will result in increased sales; accounting estimates and the impact of new or recently issued accounting pronouncements; that cash flows from operations will increase and/or stabilize as a result of sales of SUBSYS® and SYNDROS®; the source and sufficiency of our liquidity and capital resources to fund our operations; trends in restrictions and impediments relating to reimbursement policies imposed by PBMs;  the impact of pending litigation and our strategy relating thereto; that we will not recognize revenue in the near term from current research and development initiatives; our exposure to interest rate changes and market risks related to our investment; the effects of U.S. tax reform; and the potential impact of Section 382 limitations on our NOLs. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would”

and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

The following discussion and analysis of the results of operations and financial condition of Insys Therapeutics, Inc. for the years ended December 31, 2017 and 2016 should be read in conjunction with the consolidated financial statements and the notes thereto, and other financial information contained elsewhere in this Form 10-K.

Overview

We are a commercial-stage specialty pharmaceutical company that develops and commercializes innovative supportive care products. As of December 31, 2017, we have two commercially marketed products:

•

SUBSYS® — a proprietary, single-use product that delivers fentanyl, an opioid analgesic, for transmucosal absorption underneath the tongue, offered in 100, 200, 400, 600, 800, 1,200 and 1,600 mcg dosages. SUBSYS® is approved for the treatment of BTCP in opioid-tolerant patients. We received FDA approval for SUBSYS® in January 2012 and commercially launched SUBSYS® in March 2012.

•

SYNDROS® — a dronabinol oral solution that is bioequivalent to Marinol® in a fasted state, and is approved second-line treatment in breakthrough CINV and anorexia associated with weight loss in patients with AIDS. We received FDA approval for SYNDROS® in July 2016. In March 2017, the DEA issued an interim final ruling that would result in SYNDROS® being placed in Schedule II of the CSA.  We received final labeling approval by the FDA in May 2017 and commercially launched SYNDROS® in July 2017.

We also have one discontinued product:

•

Dronabinol SG Capsule — a dronabinol soft gelatin capsule that is a generic equivalent to Marinol®, an approved second-line treatment for CINV and anorexia associated with weight loss in patients with AIDS, offered in 2.5, 5.0 and 10.0 milligram dosages. We received FDA approval for Dronabinol SG Capsule in August 2011. We commercially launched Dronabinol SG Capsule through our former exclusive distribution partner, Mylan Pharmaceuticals, Inc., in December 2011. We do not have any current plans to manufacture or market this product in the future.

We market SUBSYS® and SYNDROS® through our U.S.-based field sales force focused on supportive care physicians. Consistent with most pharmaceutical manufacturing companies, we sell and distribute SUBSYS® and SYNDROS® primarily to pharmaceutical wholesalers and collect sales proceeds from those wholesalers. For the year ended December 31, 2017, sales to our three largest wholesale customers accounted for 55% of gross revenue. We also sell SUBSYS® and SYNDROS® directly to certain specialty pharmaceutical retailers who distribute our product. For the year ended December 31, 2017 direct sales to specialty pharmaceutical retailers accounted for 37% of gross revenue.  We do not own or have any ownership stake in any pharmaceutical wholesaler or specialty pharmacy, nor do we have an option to acquire any wholesaler or specialty pharmacy. All pharmacies that fulfill SUBSYS® and SYNDROS® prescriptions are fully independent. Our relationships with every pharmacy that fulfills SUBSYS® and SYNDROS® prescriptions are non-exclusive in that each of these pharmacies may also fulfill prescriptions for other pharmaceutical manufacturers, including our competitors. For the year ended December 31, 2017, over 490 independent pharmacies have fulfilled at least one SUBSYS® prescription.

Our sales of, and revenue from, SUBSYS® and SYNDROS® depend in significant part on the coverage and reimbursement policies of third-party payers, including government payers such as Medicare and Medicaid, and private health insurers. All third-party payers are sensitive to the cost of drugs and consistently implement efforts to control these costs, which efforts include, but are not limited to, establishing excluded or preferred drug lists. SUBSYS® has been, and will likely continue to be, subject to these restrictions and impediments from third-party payers, particularly PBMs and private health insurers. We provide administrative reimbursement support assistance, in large part through our insurance reimbursement support group, which provides administrative support assistance to help patients coordinate with their insurance companies.

We are also developing other product candidates, such as cannabinoid line extensions and sublingual spray product candidates.

We produce the API for SYNDROS® at our U.S.-based, state-of-the-art dronabinol manufacturing facility. While we believe that this facility has the capacity to supply sufficient commercial quantities of dronabinol API for SYNDROS®, and support the continued development of our other dronabinol product candidates in the near-term, we have opened and expanded a second dronabinol manufacturing facility, which we anticipate will enable us to supply sufficient commercial quantities of dronabinol API for the anticipated commercialization of our proprietary dronabinol product candidates, if approved.

We have the capability to manufacture pharmaceutical CBD, an over 99.5% pure form of cannabidiol, in our Round Rock, Texas manufacturing facility.

Factors Affecting Our Performance

We believe that our performance and future success are dependent upon a number of factors, including our approved product sales, investments in our infrastructure and growth, and our ability to successfully develop product candidates and complete related regulatory processes. In addition, our ability to ensure that our products, policies and practices adhere to the extensive national, state and local regulations applicable to our industry is critical to our success. While each of these areas presents significant opportunities for us, they also pose significant risks and challenges that we must successfully address.

Approved Product Sales.     Our operating results will depend significantly upon our, and any of our third-party distributors’, sales of approved products. During the year ended December 31, 2017, substantially all of our net revenues were generated from the sale of our approved product, SUBSYS®. We generated minimal revenues from the sale of SYNDROS® during the year ended December 31, 2017. Our results depend on prescription volume generally, which we believe will be driven primarily by achievement of broad market acceptance and coverage by third-party payers and effectiveness of the marketing and selling efforts with respect to SUBSYS® and SYNDROS®. Moreover, our gross margins improve on a unit-by-unit basis as we sell higher dosage strengths of our products. Importantly, the proportion of prescriptions written for repeat SUBSYS® patients has increased since July 2012 from 50% of prescriptions to approximately 91% of prescriptions as of December 31, 2017. Generally, repeat SUBSYS® patients receive significantly higher doses of SUBSYS® on average than first-time patients as patients are titrated from a starter dose of SUBSYS® to their effective dose in accordance with the TIRF REMS protocol.

According to IQVIA, the total market for TIRF products declined approximately 41% during the year ended December 31, 2017, to approximately 43,000 prescriptions during the year ended December 31, 2017 from approximately 72,000 prescriptions during the year ended December 31, 2016.  SUBSYS® prescriptions were approximately 29% of the TIRF market on a prescription basis for the year ended December 31, 2017, compared to 43% market share for the year ended December 31, 2016.

The continuing and heightened publicity surrounding the national opioid epidemic continues to result in heightened sensitivity by many health care professionals to prescribe, and pharmacies to dispense, opioids. In part, this sensitivity by health care professionals and pharmacies is the result of third-party payers, such as insurance companies, and regulatory and government agencies increasingly scrutinizing the indications and uses for which health care professionals are prescribing, and pharmacies are dispensing, opioids. Other high-profile initiatives, such as President Trump’s declaration of the opioid crisis as a public health emergency will likely add to this sensitivity.

Moreover, ongoing state and federal investigations into our sales, marketing and other commercial practices and developments and media reports that may arise in connection with such investigations may negatively affect our relationships with health care professionals and pharmacies and their prescribing or dispensing habits.  Furthermore, widespread litigation focused on opioids, including multi-district litigation, has focused an enormous amount of scrutiny on the prescribing of opioids.  Consequently, these current and potential future events have affected, and will likely continue to affect, the manner in which, and the situations when, SUBSYS® is being prescribed, dispensed and approved for coverage. While we continue to sell directly into wholesalers and retail pharmacies for our revenue, the direct pressures discussed above related to the retail demand-side components of our business contributed to the decline in full-year 2017 SUBSYS® revenue when compared to 2016, and we expect this trend to continue during 2018.

Third-Party Payer Interactions and Government Programs Associated with Reimbursement. Our interaction with third-party payers is critical to the success of our business and financial condition. Our relationships with these third-party payers evolves on a regular basis and is often difficult to predict. By way of example, from time to time, third-party payers modify which drugs they choose to reimburse. For instance, on or around August 1, 2014, ESI officially released its exclusion list of drugs, effective January 1, 2015, in connection with its national preferred formulary. While SUBSYS® was removed from this list in 2017, other PBMs may take similar actions and these actions may have a material impact on our net revenue in the future. We have recently contracted with several third-party payers to obtain preferred or exclusive status on health plan formularies, which may increase sales volumes while decreasing net sales price.  As we have in the past, we will continue working with PBMs to evaluate price increases and to communicate with managed care and health-system decision-makers to ensure a balanced approach, which takes into account the clinical performance and efficacy of our products.

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

Investments in Our Infrastructure and Growth.    Our ability to increase our sales and to further penetrate our target market segments is dependent in part on our ability to invest in our infrastructure and in our sales and marketing efforts. In order to drive growth, we may hire additional sales and marketing personnel and invest in marketing our products to our target physician prescriber base. During the year ended December 31, 2017, we had a reduction in our sales force due to market conditions. While this led to corresponding decreases in our sales and marketing expenses, the reduction in sales force may also result in future decreased product sales and net revenues. We have constructed a second dronabinol manufacturing facility, which we anticipate will supply us with sufficient commercial quantities of dronabinol API for the commercialization of our proprietary dronabinol product candidates, if approved. This second facility has, and will continue to, increase our operating expenses.

Product Development and Related Regulatory Processes.    Our operating results will also depend significantly on our research and development activities and related regulatory developments. Our research and development expenses were $63.0 million and $73.9 million for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, we had 61 full-time research and development personnel. We expect research and development expenses to fluctuate with the timing of our planned preclinical studies and clinical trials for our product candidates, particularly our proprietary cannabinoid product candidates and sublingual spray product candidates. We do not expect to realize net revenues from all of these research and development initiatives in the near term and may never realize net revenues from these investments. Due to the risks inherent in conducting preclinical studies and clinical trials, the regulatory approval process and the costs of preparing, filing and prosecuting patent applications, our development completion dates and costs will vary significantly for each product candidate and are very difficult to estimate. The lengthy process of seeking regulatory approvals and the subsequent compliance with applicable regulations require the expenditure of substantial additional resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals or acceptable DEA classifications for our product candidates, could cause our research and development expenditures to increase significantly and, in turn, have a material adverse effect on our results of operations.

Basis of Presentation

Net Revenue

We sell SUBSYS® in packages of various sized single-dose units in dosage strengths of 100, 200, 400, 600, 800, 1,200 and 1,600 mcg, to wholesale pharmaceutical distributors and specialty retail pharmacies, collectively, our customers, on a wholesale basis. Sales to our customers are subject to specified rights of return. We record revenue for SUBSYS® at the time the customer receives the shipment. We also sell SYNDROS® in multi-dose 30-mL bottles to our customers on a wholesale basis. Sales to our customers are subject to specified rights of return. We currently defer recognition of revenue on product shipments of SYNDROS® to our customers until the right of return no longer exists, which occurs at the earlier of the time SYNDROS® units are sold to health care facilities or dispensed through patient prescriptions, or expiration of the right of return. Units dispensed are generally not subject to return, except in the rare cases where the product malfunctions or the product is damaged in transit. We estimate patient prescriptions dispensed using an analysis of third-party market research data. If this third-party data underestimates or overestimates actual patient prescriptions dispensed for a given period, adjustments to revenue may be necessary in future periods. To date, such adjustments have not been material.

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

Sales and Marketing Expenses

Our sales and marketing expenses consist primarily of salaries, commissions, benefits, consulting fees, costs of obtaining prescription and market data, and market research studies related to SUBSYS® and SYNDROS®. As of December 31, 2017, we had 180 full-time sales and marketing personnel.  Because we use an incentive-based compensation model for our sales professionals, we expect our sales and marketing expenses to fluctuate from period to period based on changes in SUBSYS® and SYNDROS® net revenue. We incurred expenses directly related to the launch of SYNDROS® during the year ended December 31, 2017.

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

To date, our research and development efforts have been focused primarily on our fentanyl, dronabinol, buprenorphine and cannabidiol programs. As of December 31, 2017, we had 61 full-time research and development personnel. We expect research and development expenses to fluctuate with the timing of our planned preclinical studies and clinical trials for our product candidates. We determine which research and development projects to pursue, as well as the level of funding available for each project, based on the scientific and preclinical and clinical results of each product candidate and related regulatory action and the risk adjusted economic benefit to the company.

The following table provides a breakdown of our research and development expenses (in millions):

	Years Ended December 31,
	2017	2016	2015
Cannabidiol	$15.0	$15.3	$16.3
Buprenorphine	8.6	9.4	3.4
Fentanyl	2.8	4.5	2.8
LEP-ETU and IL-13	0.2	2.3	2.5
Naloxone	2.4	3.0	2.2
Dronabinol	3.6	3.9	6.3
Ondansetron	0.3	1.2	1.4
Buprenorphine/Naloxone	0.9	1.0	4.6
Sildenafil	0.3	0.6	0.2
Internal research and development costs	25.9	29.5	15.9
Other	3.0	3.2	1.2
Total research and development expenses	$63.0	$73.9	$56.8

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, accounting, business development, regulatory fees for commercialized products, directors’ and officers’ insurance premiums, fees for investor relations services and internal support functions. In addition, general and administrative expenses include facility costs not otherwise included in research and development expenses, and professional fees for legal, consulting and accounting services. As of December 31, 2017, we had 50 full-time general and administrative personnel. We expect general and administrative expense to fluctuate as a result of legal expenses, as well as expanding or contracting our operating activities to adjust to market changes.

Charges Related to Litigation Award and Settlements

Charges related to litigation award and settlements for the year ended December 31, 2017 include a $150.0 million accrual in connection with the DOJ Investigation and $4.5 million in connection with the investigation by the State of Illinois. Charges related to litigation award and settlements for the year ended December 31, 2016 include legal expense accruals of $3.4 million related to a settlement reached with the State of New Hampshire and $0.5 million in connection with the investigation by the State of Massachusetts. See Note 7 of the Notes to our Consolidated Financial Statements for a discussion of our ongoing disputes and other legal matters.

Income Taxes, Net Operating Loss Carryforwards

Under Section 382 of the Code, substantial changes in our ownership may limit the amount of NOLs that can be utilized annually in the future to offset taxable income, if any. Specifically, this limitation may arise in the event of a cumulative change in ownership of our company of more than 50% within a three-year period as determined under the Code, which we refer to as an ownership change. Any such annual limitation may significantly reduce the utilization of these NOLs before they expire. Our ability to utilize federal NOLs created prior to the NeoPharm merger is significantly limited.  Based on the above, we have estimated the amount of pre-NeoPharm merger federal NOLs that are available to offset post-NeoPharm merger income at approximately $1.1 million as of December 31, 2017, which begin to expire in 2018. For state tax purposes, we had approximately $236.6 million of state NOLs at December 31, 2017. Based upon the Company’s recent tax loss and current projections for future taxable income, the Company does not believe realization of these tax assets is more likely than not. As such, a full valuation allowance for the deferred tax assets has been established as of December 31, 2017.

The 2017 Tax Act reduces the federal statutory income tax rate from 35% to 21% effective January 1, 2018, eliminates the ability to carryback NOLs arising after 2017 and instead would permit such NOLs to be carried forward indefinitely, and reduces the orphan drug credit to 25% from 50% of qualified clinical testing expenses, among other changes.  As a result of the 2017 Tax Act, we remeasured our net deferred tax assets and recognized a provisional net tax expense of $7.5 million. See Note 10 of the Notes to our Consolidated Financial Statements for additional discussion related to the 2017 Tax Act.

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

Revenue Recognition

We recognize revenue from the sale of SUBSYS® and SYNDROS® when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and title has passed, (iii) the price is fixed or determinable, and (iv) collectability is reasonably assured.

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

SYNDROS® was commercially launched in July 2017. We sell SYNDROS® in the United States to wholesale pharmaceutical distributors and directly to retail pharmacies, collectively our customers, subject to rights of return within a period beginning six months prior to, and ending 12 months following, product expiration. SYNDROS® currently has a shelf life of 24 or 36 months from the date of manufacture, depending on the manufacture date. Given the limited sales history of SYNDROS®, the Company currently cannot reliably estimate expected returns of the product at the time of shipment. Accordingly, the Company defers recognition of revenue on product shipments of SYNDROS® until the right of return no longer exists, which occurs at the earlier of the time SYNDROS® units are sold to health care facilities or dispensed through patient prescriptions, or expiration of the right of return. Units dispensed are generally not subject to return, except in the rare cases where the product malfunctions or the product is damaged in transit. The Company estimates patient prescriptions dispensed using an analysis of third-party market research data. If this third-party data underestimates or overestimates actual patient prescriptions dispensed for a given period, adjustments to revenue may be necessary in future periods. To date, such adjustments have not been material.

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

Product Returns. We allow customers to return product for credit beginning six months prior to, and ending 12 months following, the product expiration date. With respect to SUBSYS®, we have monitored actual return history since product launch, which provides us with a basis to reasonably estimate future product returns, taking into consideration the shelf life of product at the time of shipment, shipment and prescription trends, estimated distribution channel inventory levels, and consideration of the introduction of competitive products. Given the limited sales history of SYNDROS®, the Company currently cannot reliably estimate expected returns of the product at the time of shipment.

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

Patient Discount Programs.    We offer discount card programs to patients, in which patients receive discounts on their prescriptions that are reimbursed by us to the retailer. We estimate the total amount that will be redeemed based on a historical percentage of actual redemption applied to inventory in the distribution and retail channel. The allowance for patient discount programs is included in accrued sales allowances.

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

A roll-forward of our product sales allowances for the years ended December 31, 2017 and 2016 is as follows (in thousands):

	Wholesale Discounts (1)	Patient Discount Programs	Rebates	Returns	Total
Balance at December 31, 2015	$7,556	$7,143	$24,692	$3,198	$42,589
Revenue allowances:
Provision related to current period sales	27,968	95,609	41,703	626	165,906
Provisions related to sales made in prior years	—	—	(962)	—	(962)
Payment and credits related to sales made in current period	(23,696)	(85,489)	(27,740)	—	(136,925)
Payment and credits related to sales made in prior periods	(6,369)	(7,143)	(21,410)	(1,272)	(36,194)
Balance at December 31, 2016	$5,459	$10,120	$16,283	$2,552	$34,414
Provision related to current period sales	14,525	10,569	35,466	8,332	68,892
Provisions related to sales made in prior years	—	—	(4,468)	—	(4,468)
Payment and credits related to sales made in current period	(10,793)	(9,298)	(23,871)	—	(43,962)
Payment and credits related to sales made in prior periods	(5,359)	(10,120)	(11,815)	(7,460)	(34,754)
Balance at December 31, 2017	$3,832	$1,271	$11,595	$3,424	$20,122

(1)	Includes wholesaler discounts, prompt pay discounts, stocking allowances and government chargebacks.

Sales Practices

We may, from time to time, offer to certain customers extended payment terms primarily in an effort to increase customer orders during that quarter, which may impact sales in subsequent quarterly periods. We believe this practice is consistent with industry practice. For all sales under which this incentive was provided during the periods presented in this discussion and analysis, revenue received from such sales was properly accounted for in accordance with ASC 605 — “Revenue Recognition” and was recognized in the proper applicable accounting period.

Inventories, Net

Inventories consist of raw materials, work-in-process and finished product and are valued at the lower of cost (first-in, first-out cost method) or NRV. Non-current inventories are those that are not expected to be consumed or sold within 12 months of the balance sheet date. In evaluating whether inventory should be classified as current or noncurrent, management considers factors such as historical and anticipated future sales compared to quantities on hand and the remaining shelf life of products on hand. Inventory costs are capitalized prior to regulatory approval and product launch based on management’s judgment of probable future commercial use and net realizable value of the inventory. Such judgment incorporates our knowledge and best estimate of where the relevant product is in the regulatory process, our required investment in the product, market conditions, competing products and our economic expectations for the product post-approval relative to the risk of manufacturing the product prior to approval. In evaluating the recoverability of inventories produced in preparation for product launches, we consider the probability that revenue will be obtained from the future sale of the related inventory together with the status of the product within the regulatory approval process, as well as the market for the product in its current state. We could be required to permanently write down previously capitalized costs related to pre-approval or pre-launch inventory upon a change in such judgment, due to a denial or delay of approval by regulatory bodies, a delay in commercialization, or other potential factors including product expiration. Inventories are reviewed periodically for potential excess, dated or obsolete status. Management evaluates the carrying value of inventories on a regular basis, taking into account such factors as historical and anticipated future sales compared to quantities on hand, the price we expect to obtain for products in their respective markets compared with historical cost and the remaining shelf life of goods on hand. During the year ended December 31, 2017, the Company refined its estimate for inventory obsolescence. The new estimate more closely aligns remaining product shelf life with anticipated future production and sales.  The Company evaluated this change in accordance with ASC 250, “Accounting Changes and Error Corrections” and, accordingly, accounted for this change as a change in estimate.  As a result of this change, the Company increased the inventory reserves by approximately $2.1 million during the year ended December 31, 2017.

Stock-Based Compensation

Stock-based compensation expense is measured at the grant date, based on the estimated fair value of the award. The cost is recognized in our Consolidated Financial Statements as expense ratably over the employee’s requisite service period or vesting period, which is generally three to four years, on a straight-line basis. We account for forfeitures when they occur.  Equity awards issued to non-employees are recorded at their fair value on the grant date and are periodically re-measured as the underlying awards vest unless the instruments are fully vested, immediately exercisable and nonforfeitable on the date of grant. Expense recognized for consultant stock options was $0.6 million for the year ended December 31, 2017, and was immaterial for the year ended December 31, 2016.

We currently use the Black-Scholes option-pricing model to estimate the fair value of our stock-based payment awards. This model requires the input of highly subjective assumptions, including the fair value of the underlying common stock, the expected volatility of the price of our common stock, risk-free interest rates, the expected term of the option and the expected dividend yield of our common stock. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future. These assumptions are estimated as follows:

•

Expected Volatility — Prior to our IPO, we did not have a reliable history of market prices for our common stock. Following our IPO, while we have an active trading market, we do not have sufficient historical data to accurately estimate volatility for the period equivalent to the expected term of the stock option grants. Accordingly, we estimate the expected stock price volatility for our common stock by taking the median historical stock price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants. Industry peers consist of other public companies in the pharmaceutical industry that are similar in size, stage of life cycle and financial leverage. We intend to incorporate the volatility of our own common stock share price in future periods as we begin to have sufficient historical data available.

•

Risk-Free Interest Rate — The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of our awards. The risk-free interest rate assumption is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group.

•

Expected Term — The expected term represents the period that our stock-based awards are expected to be outstanding. The expected terms of all of our awards is based on a simplified method allowed by the

SEC due to insufficient historical data, and defines the term as the average of the contractual term of the options and the weighted-average vesting period for all open tranches.
•

Expected Dividend Yield — We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.

Deferred Tax Valuation Allowance

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company also considers the scheduled reversal of deferred tax liabilities, projected future taxable income or losses, and tax planning strategies in making this assessment. Based upon the Company’s recent tax loss and current projections for future taxable income, the Company does not believe realization of these tax assets is more likely than not. As such, a full valuation allowance for the deferred tax assets has been established as of December 31, 2017.

Recently Issued Accounting Pronouncements

Recent accounting pronouncements which may be applicable to us are described in “Note 2. Significant Accounting Policies” in our Consolidated Financial Statements contained herein in Part II, Item 8.

Results of Operations

The following table presents certain selected consolidated financial data expressed as a percentage of net revenue:

	Years Ended December 31,
	2017	2016	2015
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	14.7	10.5	8.7
Gross profit	85.3	89.5	91.3
Operating expenses:
Sales and marketing	34.7	28.8	24.4
Research and development	44.7	30.5	17.2
General and administrative	48.1	25.6	19.2
Charges related to litigation award and settlements	113.5	1.6	3.2
Total operating expenses	241.0	86.5	64.0
Operating income (loss)	(155.7)	3.0	27.3
Other income:
Interest income	1.3	0.4	0.2
Other income	—	0.1	—
Total other income	1.3	0.5	0.2
Income (loss) before income taxes	(154.4)	3.5	27.5
Less: income tax expense (benefit)	7.7	0.3	10.0
Net income (loss)	(162.1)%	3.2%	17.5%

Comparison of year ended December 31, 2017 to year ended December 31, 2016

Net Revenue.    Net revenue decreased $101.6 million, or 41.9%, to $140.7 million for the year ended December 31, 2017 compared to $242.3 million for the year ended December 31, 2016. The decrease in net revenue was attributable to a decrease in net revenue of SUBSYS®, which was the result of a 40.5% decrease in SUBSYS®  shipments to pharmaceutical wholesalers and specialty pharmaceutical retailers for the year ended December 31, 2017 due primarily to reduced demand for SUBSYS®, as compared to the year ended December 31, 2016, combined with a 2.0% decrease in net sales price due to changes in mix of prescribed dosages and changes in provisions for wholesaler discounts, patient discounts, rebates and returns, partially offset by price increases in July 2016, January 2017, and August 2017. Provisions for patient discounts, wholesaler discounts, rebates and returns were $10.6 million, $14.5 million, $31.0 million and $8.3 million, respectively, or 31.4% on a combined basis of gross revenue from the sale of SUBSYS® for the year ended December 31, 2017, compared to $95.6 million, $28.0 million, $40.7 million and $0.7 million, respectively, or 40.5% on a combined basis of gross revenue from the sale of SUBSYS® for the year ended December 31, 2016. The decrease in product sales allowances was primarily attributable to lower volumes of patient assistance. We generated minimal revenues from the sale of SYNDROS® during the year ended December 31, 2017. As described in “Factors Affecting Our Performance – Approved Product Sales”, the continuing sensitivity by some health care professionals to prescribe, and pharmacies to dispense, opioids, scrutiny by third-party payers and governmental agencies, and ongoing state and federal investigations, and media reports related thereto contributed to the decrease in full-year SUBSYS® revenue when compared to 2016.

Cost of Revenue, Gross Profit and Gross Margin.    Cost of revenue decreased $4.8 million to $20.6 million for the year ended December 31, 2017 compared to $25.4 million for the year ended December 31, 2016. The decrease in cost of revenue was primarily attributable to the decrease in sales of SUBSYS® during the year ended December 31, 2017, partially offset by a loss of $1.0 million which represented firm, non-cancellable and unconditional purchase commitments for quantities in excess of our current forecasts for future demand. Gross profit decreased $96.8 million to $120.1 million for the year ended December 31, 2017 compared to $216.9 million for the year ended December 31, 2016 due primarily to the decrease in sales of SUBSYS®. Gross profit was also impacted by a $6.2 million increase in our reserve for excess and obsolete inventory to $13.6 million for the year ended December 31, 2017 compared to $7.4 million during the year ended December 31, 2016 related to SUBSYS®. Gross margin for the year ended December 31, 2017 was approximately 85% compared to approximately 90% for the year ended December 31, 2016.

Sales and Marketing Expense.    Sales and marketing expense decreased $20.8 million to $48.9 million for the year ended December 31, 2017 compared to $69.7 million for the year ended December 31, 2016. The decrease in sales and marketing expense was due primarily to lower sales compensation expense and incremental product selling and marketing expense associated with the decrease in sales of SUBSYS® and corresponding reduction in sales force.

Research and Development Expense.    Research and development expense decreased $10.9 million to $63.0 million for the year ended December 31, 2017 compared to $73.9 million for the year ended December 31, 2016. The decrease in research and development expense was due primarily to timing of clinical and development expenses. Also contributing to the decrease in research and development expense was a charge of $2.4 million for product not commercially viable during the year ended December 31, 2016 related to SYNDROS®. There was no similar charge for the year ended December 31, 2017.

General and Administrative Expense.    General and administrative expense increased $5.5 million to $67.6 million for the year ended December 31, 2017 compared to $62.1 million for the year ended December 31, 2016. The increase in general and administrative expense was due primarily to charitable contributions of $5.6 million and an increase in personnel costs due to increased headcount, partially offset by decreases in legal expense incurred in connection with various ongoing government investigation and subpoena related matters and decreases in stock-based compensation costs of $4.9 million to $12.8 million for the year ended December 31, 2017 compared to $17.7 million for the year ended December 31, 2016. We expect to continue to incur significant legal expense for the foreseeable future until government investigations and subpoena related matters are resolved.  Such costs could materially exceed the amounts we have historically incurred in connection with government investigations and subpoena related matters on an annual basis.

Charges Related to Litigation Award and Settlements. Charges related to litigation award and settlements for the year ended December 31, 2017 include a $150.0 million accrual in connection with the DOJ Investigation and $4.5 million in connection with the investigation by the State of Illinois. Charges related to litigation award and settlements for the year ended December 31, 2016 include legal expense accruals of $3.4 million related to a settlement reached with the State of New Hampshire and $0.5 million in connection with the investigation by the

State of Massachusetts. See Note 7 of the Notes to our Consolidated Financial Statements for a discussion of these legal matters.

Other Income. We reported other income of $1.8 million for the year ended December 31, 2017 and $1.1 million for the year ended December 31, 2016 due primarily to higher returns from previously invested excess cash.

Income Tax Expense (Benefit).     Provision for income taxes was $10.8 million for the year ended December 31, 2017 representing an effective tax rate of (5.0)%. Provision for income taxes was $0.8 million for the year ended December 31, 2016 representing an effective tax rate of 9.9%. The increase in income tax expense relates primarily to the increase in valuation allowance during the year ended December 31, 2017.  The decrease in the effective tax rate for the year ended December 31, 2017 was due primarily to the $150.0 million accrual related to the DOJ Investigation that does not currently meet the more likely than not standard for recognizing a tax benefit, the re-measurement of our net deferred tax assets as a result of the 2017 Tax Act, and the increase in the valuation allowance.  See Note 10 of the Notes to our Consolidated Financial Statements for a discussion of the 2017 Tax Act.

Comparison of year ended December 31, 2016 to year ended December 31, 2015

Net Revenue.    Net revenue decreased $88.0 million, or 26.7%, to $242.3 million for the year ended December 31, 2016 compared to $330.3 million for the year ended December 31, 2015. The decrease in net revenue was attributable to a decrease in net revenue of SUBSYS®, which was the result of a 24.5% decrease in SUBSYS®  shipments to pharmaceutical wholesalers and specialty pharmaceutical retailers for the year ended December 31, 2016, as compared to the year ended December 31, 2015, partially offset by a 1.2% increase in net sales price, which was impacted by price increases in January 2015, July 2015, January 2016 and July 2016 combined with changes in mix of prescribed dosages and changes in provisions for wholesaler discounts, patient discounts, rebates and returns. Provisions for patient discounts, wholesaler discounts, rebates and returns were $95.6 million, $28.0 million, $40.7 million and $0.7 million, respectively, or 40.5% on a combined basis of gross revenue from the sale of SUBSYS® for the year ended December 31, 2016, compared to $61.0 million, $38.0 million, $62.3 million and $3.3 million, respectively, or 33.3% on a combined basis of gross revenue from the sale of SUBSYS® for the year ended December 31, 2015. The increase in product sales allowances was primarily attributable to higher volumes of patient assistance. As described in “Factors Affecting Our Performance – Approved Product Sales”, the continuing sensitivity by some health care professionals to prescribe, and pharmacies to dispense, opioids, scrutiny by third-party payers and governmental agencies, and ongoing state and federal investigations, and media reports related thereto contributed to the decrease in full-year SUBSYS® revenue when compared to 2015.

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

Research and Development Expense.    Research and development expense increased $17.1 million to $73.9 million for the year ended December 31, 2016 compared to $56.8 million for the year ended December 31, 2015. The increase in research and development expense was due primarily to an increase in research and development personnel and to clinical and development expenses incurred during 2016 related to our growing product pipeline. Also contributing to the increase in research and development expense was a charge for product not commercially viable of $2.4 million for the year ended December 31, 2016 related to SYNDROS®. There was no similar charge for the year ended December 31, 2015.

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

Charges Related to Litigation Award and Settlements. Charges related to litigation award and settlements for the year ended December 31, 2016 represent accruals of $3.4 million related to a settlement reached with the State of New Hampshire and $0.5 million in connection with the investigation by the State of Massachusetts. Charges related to litigation award and settlements for the year ended December 31, 2015 represent a $9.5 million accrual associated with our dispute with Dr. Kottayil and a $1.1 million legal settlement with the ODOJ related to sales of SUBSYS® in Oregon. See Note 7 of the Notes to our Consolidated Financial Statements for a discussion of these legal matters.

Other Income. We reported other income of $1.1 million for the year ended December 31, 2016 and $0.5 million for the year ended December 31, 2015 due primarily to higher returns from previously invested excess cash.

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

Liquidity and Capital Resources

Sources of Liquidity

We incurred losses from our inception through December 31, 2012. Prior to our initial public offering, or IPO, we financed our operations primarily through the issuance of promissory notes to The John N. Kapoor Trust and the Kapoor Children 1992 Trust, which are controlled by or affiliated with our principal stockholder, Dr. John Kapoor.

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

Cash Flows

The following table shows a summary of our cash flows for the years indicated (in millions):

	Years Ended December 31,
	2017	2016	2015
Net cash provided by (used in) operating activities	$(60.6)	$58.9	$102.3
Net cash used in investing activities	(17.8)	(22.0)	(90.2)
Net cash provided by (used in) financing activities	5.8	(11.8)	9.3
Net increase (decrease) in cash and cash equivalents	(72.6)	25.1	21.4
Cash and cash equivalents, beginning of period	104.6	79.5	58.1
Cash and cash equivalents, end of period	$32.0	$104.6	$79.5

Cash Flows from Operating Activities. Net cash used in operating activities was $60.6 million for the year ended December 31, 2017, compared to net cash provided by operating activities of $58.9 million and $102.3 million for the years ended December 31, 2016 and 2015, respectively. The net cash used during the year ended December 31, 2017 primarily reflects the net loss for the period driven by a reduction in SUBSYS® net sales, adjusted in part by depreciation and amortization and stock-based compensation expense, and is also impacted by changes in working capital and payments in connection with the settlement of the investigations by the States of New Hampshire and Illinois, and the settlement with Dr. Kottayil. The decrease in net cash provided from operating activities from 2015 to 2016 primarily reflects the lower net income for the period driven by a reduction in SUBSYS® net sales, adjusted in part by depreciation and amortization, stock-based compensation expense and is also impacted by changes in working capital.

Cash Flows from Investing Activities. Net cash used in investing activities was $17.8 million, $22.0 million and $90.2 million for the years ended December 31, 2017, 2016, and 2015, respectively. During 2017, we invested $1.1 million of excess cash in short-term and long-term investments, net of proceeds, and we also invested $16.7 million for purchases of equipment and leasehold improvements. During 2016, we invested $11.4 million of excess cash in short-term and long-term investments, net of proceeds, and we also invested $10.6 million for purchases of equipment and leasehold improvements. During 2015, we invested $76.4 million of excess cash in short-term and long-term investments, net of proceeds and we also invested $13.8 million for purchases of equipment and leasehold improvements.

Cash Flows from Financing Activities.     Net cash provided by financing activities was $5.8 million for the year ended December 31, 2017, as compared to net cash used in financing activities of $11.8 million for the year ended December 31, 2016.  Net cash provided by financing activities was $9.3 million for the year ended December 31, 2015. During the year ended December 31, 2017, we received proceeds of $4.5 million from the exercise of stock options and proceeds of $1.3 million from shares issued under our employee stock purchase plan. During the year ended December 31, 2016, we expended approximately $16.1 million to repurchase shares of our common stock and recognized $1.7 million due to tax deficiencies on stock options and awards, partially offset by proceeds from the exercise of stock options of $3.8 million and proceeds from shares issued under our employee stock purchase plan of $2.3 million. During the year ended December 31, 2015, we recognized $13.6 million of financing cash flows from excess tax benefits on stock options and awards, $9.5 million from the proceeds from exercise of stock options and $2.6 million of proceeds from shares issued under an employee stock purchase plan, partially offset by $16.5 million expended to repurchase shares of our common stock.

We invoice pharmaceutical wholesalers and specialty pharmaceutical retailers upon shipment of SUBSYS®. To date, our customers have typically paid us 30 to 60 days from their applicable invoice dates.

Our cash flows for 2018 and beyond will depend on a variety of factors, including sales of SUBSYS® and SYNDROS®, regulatory approvals, investments in manufacturing and production, capital equipment, and research and development. We expect our net cash flows from operating activities to fluctuate with the sales of SUBSYS® and SYNDROS®, partially offset by anticipated expansion in research and development, manufacturing, and general and administrative expenses.

Funding Requirements

We believe that the cash from operations and our pre-existing cash and cash equivalents and investments, together with interest thereon, will be sufficient to fund our operations for at least the next 12 months from the issuance date of this Annual Report.

Because of the numerous risks and uncertainties associated with commercialization of SUBSYS® and SYNDROS® and the development of our other product candidates, we are unable to predict the amounts of increased capital outlays and operating expenditures associated with our current anticipated product introduction, clinical trials and preclinical studies. The timing and amounts of our funding requirements will depend on numerous factors.  See “Risk Factors—Risks Related to Our Financial Position and Capital Requirements – We have had significant and increasing operating expenses and may require additional funding.” in Part I, Item 1A of this report.

In the ordinary course of business, we are involved in litigation, claims, government inquiries, investigations, charges and proceedings. See Note 7 under the heading “Legal Matters” in the Notes to our Consolidated Financial Statements for a discussion regarding these investigations. Our ability to successfully defend ourselves against pending and future litigation may impact cash flows. The uncertainty of the timing of a settlement with the DOJ, if any, could impact our liquidity and require us to sell investments before the recovery of their amortized cost basis, particularly when aggregated with other potential state investigation settlements that may occur in the future, as well as potential future settlements related to ongoing litigation with insurance payers or other third parties.

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

Contractual Obligations (in thousands)

Contractual Obligations	Total	Payments Due in Less Than 1 Year	Payments Due in 1-3 Years	Payments Due in 3-5 Years	Payments Due in More Than 5 Years
Operating leases	$27,165	$3,310	$6,900	$3,809	$13,146
Purchase obligations	19,500	5,500	12,000	2,000	—
	$46,665	$8,810	$18,900	$5,809	$13,146

Off-Balance Sheet Arrangements

During the year ended December 31, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2017, $15.3 million of our cash equivalent investments was in money market securities that are reflected as cash equivalents because all original maturities are within 90 days. Our money market securities may consist of commercial paper, Federal agency discount notes and money market funds. We believe our interest rate risk with respect to these investments is limited due to the short-term duration of these arrangements and the yields earned, which approximate current interest rates.

Our policy for our short-term and long-term investments is to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. Our investment portfolio, consisting of fixed income securities that we hold on an available-for-sale basis, was approximately $136.4 million as of December 31, 2017 and $133.1 million as of December 31, 2016. These securities, like all fixed income instruments, are subject to interest rate risk and would likely decline in value if market interest rates increase. Currently, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase.

The following table provides information about our available-for-sale securities that are sensitive to changes in interest rates. We have aggregated our available-for-sale securities for presentation purposes since they are all very similar in nature (dollar amounts in millions):

Interest Rate Sensitivity

Principal Amount by Expected Maturity as of December 31, 2017

	Financial instruments mature during year ended:
	2018	2019	2020	2021	2022	Thereafter
CD's, commercial paper and available-for-sale securities	$87.9	$38.5	$8.0	$—	$—	$2.0
Weighted-average yield rate	1.08%	0.52%	0.12%	—	—	0.02%

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

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Insys Therapeutics, Inc.

Chandler, Arizona

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Insys Therapeutics, Inc. (the “Company”) and subsidiaries as of December 31, 2017 and December 31, 2016, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and December 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 9, 2018, expressed an unqualified opinion thereon.

Change in Accounting Method Related to Stock Compensation

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for stock compensation in 2017 due to the adoption of Accounting Standards Update (“ASU”) 2016-09.

Regulatory Action Uncertainty

As described in Note 7, the Company has accrued $150,000,000 associated with the Department of Justice investigations representing its current best estimate of the minimum liability exposure.  There can be no assurance that these matters will be successfully resolved, and based on ongoing uncertainties over timing of these payments and potentially wide range of outcomes, the ultimate amount of potential liability may materially exceed the $150,000,000 accrual recorded as of December 31, 2017.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2007.

Phoenix, Arizona

March 9, 2018

INSYS THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2017	2016
Assets
Current Assets:
Cash and cash equivalents	$31,999	$104,642
Short-term investments	85,189	78,238
Accounts receivable, net of allowances of $3,832 and $6,144 at December 31, 2017 and 2016, respectively	21,513	20,654
Inventories, net	17,408	20,414
Prepaid expenses and other current assets	19,833	5,695
Total current assets	175,942	229,643
Property and equipment, net	55,174	43,172
Long-term investments	46,733	53,796
Deferred income tax assets, net	-	23,243
Other assets	1,231	6,282
Total assets	$279,080	$356,136
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$30,438	$27,359
Accrued compensation	8,808	8,833
Accrued sales allowances	16,290	28,955
Deferred revenue	1,109	—
Accrued litigation awards and settlements	150,534	13,467
Total current liabilities	207,179	78,614
Uncertain income tax position	8,619	7,933
Total liabilities	215,798	86,547
Commitments and Contingencies (Note 7)
Stockholders' Equity:
Preferred stock (par value $0.01 per share; 10,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2017 and 2016, respectively)	—	—
Common stock (par value $0.01 per share; 100,000,000 shares authorized; 73,612,052 and 71,923,550 shares issued and outstanding as of December 31, 2017 and 2016, respectively)	736	719
Additional paid in capital	278,356	256,529
Unrealized loss on available-for-sale securities, net of tax	(438)	(302)
Notes receivable from stockholders	(21)	(21)
Retained earnings (accumulated deficit)	(215,351)	12,664
Total stockholders' equity	63,282	269,589
Total liabilities and stockholders' equity	$279,080	$356,136

See accompanying notes to consolidated financial statements.

INSYS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data)

	Years Ended December 31,
	2017	2016	2015
Net revenue	$140,693	$242,275	$330,323
Cost of revenue	20,643	25,393	28,854
Gross profit	120,050	216,882	301,469
Operating expenses:
Sales and marketing	48,870	69,651	80,668
Research and development	62,954	73,913	56,781
General and administrative	67,573	62,092	62,948
Charges related to litigation award and settlements	159,684	3,900	10,616
Total operating expenses	339,081	209,556	211,013
Operating income (loss)	(219,031)	7,326	90,456
Other income:
Interest income	1,881	1,039	502
Other income (expense), net	(45)	59	36
Total other income	1,836	1,098	538
Income (loss) before income taxes	(217,195)	8,424	90,994
Income tax expense	10,820	834	32,941
Net income (loss)	$(228,015)	$7,590	$58,053
Unrealized loss on available-for-sale securities, net of tax	(136)	(150)	(128)
Total comprehensive income (loss)	$(228,151)	$7,440	$57,925
Net income (loss) per common share:
Basic	$(3.16)	$0.11	$0.81
Diluted	$(3.16)	$0.10	$0.77
Weighted average common shares outstanding
Basic	72,259,063	71,618,793	71,592,581
Diluted	72,259,063	74,145,918	75,707,651

See accompanying notes to consolidated financial statements.

INSYS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock			Unrealized Loss on	Notes	Retained
	Shares	Amount	Additional Paid in Capital	Available- For-Sale Securities	Receivable From Stockholders	Earnings (Accumulated Deficit)	Total
Balance at December 31, 2014	70,702,688	$707	$215,507	$(24)	$(21)	$(52,979)	$163,190
Exercise of stock options	1,607,683	16	9,508	—	—	—	9,524
Issuance of common stock- employee stock purchase plan	151,906	2	2,645	—	—	—	2,647
Excess tax benefits on stock options and awards	—	—	13,596	—	—	—	13,596
Stock based compensation - stock options and awards	5,781	—	21,882	—	—	—	21,882
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(128)	—	—	(128)
Repurchase of common stock	(560,200)	(6)	(16,453)	—	—	—	(16,459)
Net income	—	—	—	—	—	58,053	58,053
Balance at December 31, 2015	71,907,858	719	246,685	(152)	(21)	5,074	252,305
Exercise of stock options	637,721	6	3,797	—	—	—	3,803
Issuance of common stock- employee stock purchase plan	221,046	2	2,278	—	—	—	2,280
Tax deficiency on stock options and awards	—	—	(1,729)	—	—	—	(1,729)
Stock based compensation - stock options and awards	—	—	21,589	—	—	—	21,589
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(150)	—	—	(150)
Repurchase of common stock	(843,075)	(8)	(16,091)	—	—	—	(16,099)
Net income	—	—	—	—	—	7,590	7,590
Balance at December 31, 2016	71,923,550	719	256,529	(302)	(21)	12,664	269,589
Exercise of stock options	1,476,448	15	4,530	—	—	—	4,545
Issuance of common stock- employee stock purchase plan	202,597	2	1,324	—	—	—	1,326
Stock based compensation - stock options and awards	—	—	16,015	—	—	—	16,015
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(136)	—	—	(136)
Vesting of restricted stock units	14,000	—	—	—	—	—	—
Shares withheld for future payment of employees' withholding tax liability	(4,543)	—	(42)				(42)
Net loss	—	—	—	—	—	(228,015)	(228,015)
Balance at December 31, 2017	73,612,052	$736	$278,356	$(438)	$(21)	$(215,351)	$63,282

See accompanying notes to consolidated financial statements.

INSYS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$(228,015)	$7,590	$58,053
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Inventory obsolescence reserve	6,186	7,397	(336)
Depreciation and amortization	7,337	6,249	5,291
Stock-based compensation	16,015	21,589	21,882
Deferred income tax benefit	23,243	(5,636)	(4,914)
Loss on disposal of assets	—	—	41
Excess tax benefits (tax deficiency) on stock options and awards	—	1,729	(13,596)
Amortization of investment discount	1,125	2,029	1,431
Changes in operating assets and liabilities:
Accounts receivable	(859)	26,618	(23,770)
Inventories	2,251	7,647	(3,280)
Prepaid expenses and other current and noncurrent assets	(14,518)	(1,721)	1,345
Accounts payable, accrued expenses and other current and noncurrent liabilities	(11,603)	(18,487)	50,708
Deferred revenue	1,109	—	—
Accrued litigation award and settlements	137,067	3,900	9,423
Net cash provided by (used in) operating activities	(60,662)	58,904	102,278
Cash flows from investing activities:
Purchase of investments	(132,068)	(115,375)	(138,470)
Proceeds from sales of investments	32,471	7,948	25,492
Proceeds from maturities of investments	98,448	96,009	36,643
Purchases of property and equipment	(16,661)	(10,614)	(13,842)
Net cash used in investing activities	(17,810)	(22,032)	(90,177)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,326	2,280	2,647
Excess tax benefits (tax deficiency) on stock options and awards	—	(1,729)	13,596
Shares withheld for future payment of employees' withholding tax liability	(42)	—	—
Proceeds from exercise of stock options	4,545	3,803	9,524
Repurchase of common stock	—	(16,099)	(16,459)
Net cash provided by (used in) financing activities	5,829	(11,745)	9,308
Change in cash and cash equivalents	(72,643)	25,127	21,409
Cash and cash equivalents, beginning of period	104,642	79,515	58,106
Cash and cash equivalents, end of period	$31,999	$104,642	$79,515
Supplemental cash flow disclosures:
Cash paid for income taxes	$2,110	$10,742	$15,351
Non-cash capital expenditures	$2,678	$425	$—

See accompanying notes to consolidated financial statements.

INSYS THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business

Insys Therapeutics, Inc., which was incorporated in Delaware in June 1990, and our subsidiaries (collectively, “we,” “us,” and “our”) maintain headquarters in Chandler, Arizona.

We are a commercial-stage specialty pharmaceutical company that develops and commercializes innovative supportive care products. We have two commercially marketed products: SUBSYS®, a proprietary sublingual fentanyl spray for BTCP in opioid-tolerant adult patients; and SYNDROS®, a proprietary, orally administered liquid formulation of dronabinol for the treatment of CINV and anorexia associated with weight loss in patients with AIDS.

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

Fair Value of Financial Instruments

The carrying values of certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair value due to the short-term nature of these financial instruments.

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

SYNDROS® was commercially launched in July 2017. We sell SYNDROS® in the United States to wholesale pharmaceutical distributors and directly to retail pharmacies, collectively our customers, subject to rights of return within a period beginning six months prior to, and ending 12 months following, product expiration. SYNDROS® currently has a shelf life of 24 or 36 months from the date of manufacture, depending on the manufacture date. Given the limited sales history of SYNDROS®, the Company currently cannot reliably estimate expected returns of the product at the time of shipment. Accordingly, the Company defers recognition of revenue on product shipments of SYNDROS® until the right of return no longer exists, which occurs at the earlier of the time SYNDROS® units are sold to health care facilities or dispensed through patient prescriptions, or expiration of the right of return. Units dispensed are generally not subject to return, except in the rare cases where the product malfunctions or the product is damaged in transit. The Company estimates patient prescriptions dispensed using an analysis of third-party market research data. If this third-party data underestimates or overestimates actual patient prescriptions dispensed for a given period, adjustments to revenue may be necessary in future periods. To date, such adjustments have not been material.

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

Product Returns. We allow customers to return product for credit within six months before and up to 12 months following its product expiration date.  With respect to SUBSYS®, we have monitored actual return history since product launch, which provides us with a basis to reasonably estimate future product returns, taking into consideration the shelf life of product at the time of shipment, shipment and prescription trends, estimated distribution channel inventory levels, and consideration of the introduction of competitive products. Given the limited sales history of SYNDROS®, the Company currently cannot reliably estimate expected returns of the product at the time of shipment.

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

Patient Discount Programs.    We offer discount card programs to patients, in which patients receive discounts on their prescriptions that are reimbursed by us to the retailer. We estimate the total amount that will be redeemed based on a historical percentage of actual redemption applied to inventory in the distribution and retail channels. The allowance for patient discount programs is included in accrued sales allowances.

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

Dronabinol SG Capsule

Our Dronabinol SG Capsule product was commercially launched in December 2011, and we sold Dronabinol SG Capsule exclusively to Mylan in the United States under a supply and distribution agreement. We discontinued sales of Dronabinol SG Capsule in 2015 and do not have any current plans to manufacture or market this product in the future.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying value of those investments approximates their fair market value due to their short maturity and liquidity. Cash and cash equivalents include cash on hand and amounts on deposit with financial institutions, which at times may exceed current FDIC coverage limits of $250,000.

Short-Term and Long-Term Investments

Our policy for short-term and long-term investments is to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. Short-term and long-term investments consist of corporate, various government agency and municipal debt securities, as well as certificates of deposit that have maturity dates that are greater than 90 days. Certificates of deposit and commercial paper are carried at cost which approximates fair value. We classify our marketable securities as available-for-sale in accordance with FASB ASC Topic 320, “Investments — Debt and Equity Securities”. Available-for-sale securities are carried at fair value with unrealized gains and losses reported in stockholders’ equity, net of related tax effects. There were no reclassifications on available-for-sale securities during the year ended December 31, 2017. Reclassifications on available-for-sale securities were insignificant during the year ended December 31, 2016. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in impairment of the fair value of the investment. We did not have any realized gains or losses or decline in values judged to be other than temporary during the years ended December 31, 2017, 2016 and 2015. If we had realized gains and losses and declines in value judged to be other than temporary, we would have been required to include those changes in other expense in the consolidated statements of comprehensive income (loss). Premiums and discounts are amortized or accreted over the life of the related available-for-sale security. The cost of securities sold is calculated using the specific identification method. At December 31, 2017, our certificates of deposit and commercial paper as well as our marketable securities have been recorded at an estimated fair value of $4,499,000, $85,189,000 and $46,733,000 in cash and cash equivalents, short-term investments and long-term investments, respectively.

Accounts Receivable, Net

Trade accounts receivable are recorded at the invoice amount net of allowances for wholesaler discounts, prompt pay discounts, stocking allowances, chargebacks and doubtful accounts. See “Revenue Recognition” above for a description of our wholesaler discounts, prompt pay discounts, stocking allowances and chargebacks. In the ordinary course of business, and consistent with industry practices, we may from time to time offer extended payment terms to our customers as an incentive for new product launches or in other circumstances. These extended payment terms do not represent a significant risk to the collectability of accounts receivable as of the period-end and are evaluated in accordance with ASC 605, “Revenue Recognition” as applicable. We evaluate the collectability of our accounts receivable based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and historical experience. We write off accounts receivable against the allowance when a balance is determined to be uncollectable.

Inventories, Net

Inventories consist of raw materials, work-in-process and finished product and are valued at the lower of cost (first-in, first-out cost method) or NRV. Non-current inventories are those that are not expected to be consumed or sold within 12 months of the balance sheet date. In evaluating whether inventory should be classified as current or noncurrent, management considers factors such as historical and anticipated future sales compared to quantities on hand and the remaining shelf life of products on hand. Inventory costs are capitalized prior to regulatory approval and product launch based on management’s judgment of probable future commercial use and net realizable value of the inventory. Such judgment incorporates our knowledge and best estimate of where the relevant product is in the regulatory process, our required investment in the product, market conditions, competing products and our economic expectations for the product post-approval relative to the risk of manufacturing the product prior to approval. In evaluating the recoverability of inventories produced in preparation for product launches, we consider the probability that revenue will be obtained from the future sale of the related inventory together with the status of the product within the regulatory approval process, as well as the market for the product in its current state. We could be required to permanently write down previously capitalized costs related to pre-approval or pre-launch inventory upon a change in such judgment, due to a denial or delay of approval by regulatory bodies, a delay in commercialization, or other potential factors including product expiration.  Inventories are reviewed periodically for potential excess, dated or obsolete status. Management evaluates the carrying value of inventories on a regular basis, taking into account such factors as historical and anticipated future sales compared to quantities on hand, the price we expect to obtain for products in their respective markets compared with historical cost, and the remaining shelf life of products on hand.  During the year ended December 31, 2017, the Company refined its estimate for inventory obsolescence. The new estimate more closely aligns remaining product shelf life with anticipated future production and sales.  The Company evaluated this change in accordance with ASC 250, “Accounting Changes and Error Corrections” and, accordingly, accounted for this change as a change in estimate.  As a result of this change, the Company increased the inventory reserves by approximately $2.1 million during the year ended December 31, 2017.

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

Our policy is to classify interest and penalties associated with income tax liabilities as income tax expense (benefit) in the consolidated statements of comprehensive income (loss).

Research and Development Expenses

Research and development (“R&D”) costs are expensed when incurred. These costs consist of: (i) external research and development expenses incurred under agreements with third-party contract research organizations and investigative sites, third-party manufacturing organizations and consultants; (ii) employee-related expenses, which include salaries, benefits and stock-based compensation for the personnel involved in our preclinical and clinical drug development activities; (iii) facilities expense, depreciation and other allocated expenses; and (iv) equipment and laboratory supplies.

Advertising and Marketing

Advertising and marketing costs are expensed as incurred. Advertising expense totaled $993,000, $1,572,000 and $1,166,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

Legal Fees

Legal fees are expensed as incurred. Accordingly, we do not accrue for estimated future legal fees to be incurred in connection with litigation and other related legal matters. Legal expense is reported in general and administrative expenses, and totaled $20,328,000, $22,840,000 and $19,448,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

Stock-Based Compensation Expenses

Stock-based compensation cost is estimated at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the service or vesting period, which is generally three to four years, on a straight-line basis. We account for forfeitures when they occur.  We use the Black-Scholes option pricing model for estimating the grant date fair value of stock options using the following assumptions:

•

Volatility - Prior to our IPO, we did not have a reliable history of market prices for our common stock. Following our IPO, while we have an active trading market, we do not have sufficient historical data to accurately estimate volatility for the period equivalent to the expected term of the stock option grants. Accordingly, we estimate the expected stock price volatility for our common stock by taking the median historical stock price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants. We intend to incorporate the volatility of our own common stock share price in future periods as we begin to have sufficient historical data available.

•

Expected term - The expected term is based on a simplified method allowed by the SEC due to insufficient historical data, and defines the term as the average of the contractual term of the options and the weighted-average vesting period for all open employee awards.

•

Risk-free rate - The risk-free interest rate for the expected term of the option is based on the average market rate on U.S. treasury securities in effect during the quarter in which the options were granted.

•	Dividends - The dividend yield assumption is based on our history and expectation of paying no dividends.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an on-going basis, we evaluate our estimates, including those related to revenue recognition (which is affected by prescriptions dispensed, wholesaler discounts, patient discount programs, rebates, and chargebacks), inventories, legal liabilities and settlements, stock-based compensation expense, and deferred tax valuation allowances. We base our estimates on historical experience and on various other assumptions that are believed by management to be reasonable under the circumstances. Actual results could materially differ from those estimates.

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2017, we adopted ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. Among other requirements, the new guidance requires all tax effects related to share-based payments at settlement (or expiration) to be recorded through the income statement. Previously, tax benefits in excess of compensation cost ("windfalls") were recorded in equity, and tax deficiencies ("shortfalls") were recorded in equity to the extent of previous windfalls, and then to the income statement. As required, this change was applied prospectively to all excess tax benefits and tax deficiencies resulting from settlements.

Under the new guidance, the windfall tax benefit is to be recorded when it arises, subject to normal valuation allowance considerations. Excess tax benefits that were not previously recognized because the related tax deduction had not reduced current taxes payable were recorded through a cumulative effect adjustment as of the date of the adoption. As required, upon adoption, this change was applied on a modified retrospective basis, with a cumulative effect adjustment of a change in accounting principle of approximately $368,000 as a deferred tax asset with a corresponding valuation allowance of $368,000, which were offset in retained earnings. Additionally, our consolidated statement of cash flows now presents excess tax benefits as an operating activity, adjusted prospectively with no adjustments made to prior periods.

Additionally, ASU No. 2016-09 addressed the presentation of employee taxes paid on the statement of cash flows. We are now required to present the cost of shares withheld from the employee to satisfy the employees’ income tax liability as a financing activity on the consolidated statement of cash flows rather than as an operating cash flow. This change was applied on a retrospective basis, as required, but did not impact the consolidated statement of cash flows for year ended December 31, 2017.

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

Effective January 1, 2017, we adopted ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”. Prior to January 1, 2017, we measured inventory at the lower of cost or market. This guidance requires us to measure inventory at the lower of cost and NRV, which eliminates the need to determine replacement cost and evaluate whether it is above the ceiling (NRV) or below the floor (NRV less a normal profit margin). The guidance defines NRV as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” The adoption of this guidance did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting”, to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Specifically, the ASU requires modification accounting to a share-based payment award unless all of the following are the same immediately before and after the change: the award’s fair value; the award’s vesting conditions; and the award’s classification as an equity instrument or a liability instrument. The amendments should be applied prospectively to an award modified on or after the adoption date, and are effective for fiscal years beginning after December 15, 2017. We will adopt the new guidance on January 1, 2018. The adoption of this guidance will not have a material impact on our consolidated financial statements. The actual impact is subject to change prior to the filing of our 2018 first quarter results.

In March 2017, the FASB issued ASU No. 2017-08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities”, to amend the amortization period for certain purchased callable debt securities held at a premium. The ASU shortens the amortization period for the premium to the earliest call date. Under current U.S. GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. The amendments should be applied on a modified retrospective basis and are effective for fiscal years beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period.  We are currently evaluating the impact of this amendment on our consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory”, to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory.  Current U.S. GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party, which is an exception to the principle of comprehensive recognition of current and deferred income taxes in U.S. GAAP. The amendments in this update eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments should be applied on a modified retrospective transition basis, and are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We will adopt the new guidance on January 1, 2018. The adoption of this guidance will not have a material impact on our consolidated financial statements. The actual impact is subject to change prior to the filing of our 2018 first quarter results.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. The amendments affect entities required to present a statement of cash flows and provides specific guidance on a variety of cash flow issues to reduce current and potential future diversity in practice. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments should be applied using a retrospective transition method to each period presented. We will adopt the new guidance on January 1, 2018. The adoption of this guidance will not have a material impact on our consolidated financial statements. The actual impact is subject to change prior to the filing of our 2018 first quarter results.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income, and are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the timelier recognition of losses. We are currently evaluating the impact of these amendments on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases: (Topic 842)”, to provide guidance on recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements, specifically differentiating between different types of leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from all leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous U.S. GAAP guidance. There continues to be a differentiation between finance leases and operating leases. However, the principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases should be recognized in the balance sheet. The accounting applied by a lessor is largely unchanged from that applied under previous U.S. GAAP guidance. The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous U.S. GAAP guidance unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous U.S. GAAP guidance. While the effect of the pronouncement has not yet been quantified, the Company is continuing to evaluate the impact of recording the right-of-use-assets and liabilities on its financial position. The Company anticipates it will be required to record assets and liabilities for leases currently classified as operating leases. See Note 7, Commitments and Contingencies, for information about our lease commitments.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”, which amended the Financial Instruments topic of the ASC to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is not permitted. These amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. We will adopt the new guidance on January 1, 2018. The adoption of this guidance will not have a material impact on our consolidated financial statements. The actual impact is subject to change prior to the filing of our 2018 first quarter results.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The new standard aims to achieve a consistent application of revenue recognition within the United States, resulting in a single revenue model to be applied by reporting companies under U.S. GAAP. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is required to be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. In March 2016 and April 2016, the FASB issued ASU No. 2016-08 and ASU No. 2016-10, respectively, which further clarified the implementation guidance on principal versus agent considerations contained in ASU No. 2014-09 and the identification of performance obligations and licensing, respectively. In May 2016, the FASB issued ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients”, which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for non-cash consideration and completed contracts at transition. These standards will be effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The evaluation of the impact of ASU 2014-09, and the related ASUs, on existing contracts with our customers is complete. The change in accounting standard primarily affects our recognition of revenue from the sale of SYNDROS®, which was commercially launched in July 2017. Under current guidance, given the limited sales history of SYNDROS®, we defer recognition of revenue on product shipments of SYNDROS® until the right of return no longer exists, which occurs at the earlier of the time SYNDROS® units are sold to health care facilities or dispensed through patient prescription, or expiration of the right of return. We will adopt ASU 2014-09 effective January 1, 2018, using the modified retrospective transition method. The modified retrospective method requires that the cumulative effect of initially applying this guidance be recognized as an adjustment to the opening balance of retained earnings or accumulated deficit in the annual period that includes the date of initial application. We currently expect to record a decrease in accumulated deficit and a corresponding decrease to deferred revenue of approximately $0.8 million, net of tax, as of the adoption date. This cumulative adjustment is primarily attributable to the transition from deferring revenue until the right of return no longer exists to recognizing revenue when we conclude that it is probable that there is not a risk of significant revenue reversal in future periods.  The actual impact is subject to change prior to the filing of our 2018 first quarter results. Additional quantitative and qualitative presentations and disclosures will be required on identified revenue streams and performance obligations.  We have identified changes to our business processes and internal controls relating to review of variable consideration, contracts and disclosures, that are needed upon the adoption of the new guidance.

3.	Short-Term and Long-Term Investments

Investments consisted of the following at December 31, 2017 (in thousands):

	December 31, 2017
	Cost	Unrealized Gains	Unrealized Losses	Other- Than- Temporary Impairment Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash and cash equivalents	$12,183	$—	$—	$—	$12,183	$12,183	$—	$—
Money market securities	15,317	—	—	—	15,317	15,317	—	—
Marketable securities:
Certificates of deposit	18,447	—	—	—	18,447	—	7,474	10,973
Commercial paper	10,560	—	—	—	10,560	1,499	9,061	—
Corporate securities	59,613	—	(206)	—	59,407	1,500	39,622	18,285
Federal agency securities	37,793	—	(203)	—	37,590	1,500	20,015	16,075
Municipal securities	10,446	—	(29)	—	10,417	—	9,017	1,400
Total marketable securities	136,859	—	(438)	—	136,421	4,499	85,189	46,733
	$164,359	$—	$(438)	$—	$163,921	$31,999	$85,189	$46,733

Investments consisted of the following at December 31, 2016 (in thousands):

	December 31, 2016
	Cost	Unrealized Gains	Unrealized Losses	Other- Than- Temporary Impairment Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash and cash equivalents	$49,331	$—	$—	$—	$49,331	$49,331	$—	$—
Money market securities	54,015	—	—	—	54,015	54,015	—	—
Marketable securities:
Certificates of deposit	26,114	—	—	—	26,114	—	13,855	12,259
Commercial paper	1,485	—	—	—	1,485	—	1,485	—
Corporate securities	39,562	—	(135)	—	39,427	500	25,681	13,246
Federal agency securities	30,660	4	(92)	—	30,572	—	10,854	19,718
Municipal securities	35,811	2	(81)	—	35,732	796	26,363	8,573
Total marketable securities	133,632	6	(308)	—	133,330	1,296	78,238	53,796
	$236,978	$6	$(308)	$—	$236,676	$104,642	$78,238	$53,796

The amortized cost and estimated fair value of the marketable securities, by maturity, are shown below (in thousands):

	December 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Marketable securities:
Due in one year or less	$90,071	$89,937	$80,092	$80,027
Due after one year through 5 years	46,788	46,484	53,540	53,303
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	—	—
	$136,859	$136,421	$133,632	$133,330

The following table shows the gross unrealized losses and the fair value of our investments, with unrealized losses that are not deemed to be other-than-temporarily impaired aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2017				December 31, 2016
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Marketable securities:
Corporate securities	$245	$(153)	$7,839	$(52)	$38,027	$(134)	$401	$(1)
Federal agency securities	26,244	(89)	11,346	(114)	26,449	(91)	1,217	(1)
Municipal securities	50,537	(18)	1,145	(12)	30,373	(81)	100	—
	$77,026	$(260)	$20,330	$(178)	$94,849	$(306)	$1,718	$(2)

As of December 31, 2017 and 2016, we have concluded that the unrealized losses on our marketable securities are temporary in nature. Marketable securities are reviewed quarterly for possible other-than-temporary impairment. This review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the expectation for that security’s performance and the creditworthiness of the issuer.

4.	Fair Value Measurement

At December 31, 2017 and 2016, we held short-term and long-term investments, as described in Note 3, that are required to be measured at fair value on a recurring basis.  We had no assets or liabilities measured at fair value on a nonrecurring basis at December 31, 2017 and 2016.  Substantially all available-for-sale investments held by us at December 31, 2017 and 2016, have been valued based on Level 2 inputs. Available-for-sale securities classified within Level 2 of the fair value hierarchy are valued utilizing reports from an independent third-party public quotation service based on closing prices on the last business day of the period presented.  In addition, we use the public quotation service to perform price testing by comparing quoted prices listed in reports provided by the asset managers that hold our investments to quotes listed through the public quotation service. These asset managers utilize an independent pricing source to obtain quotes for most fixed income securities, and utilize internal procedures to validate the prices obtained. Our Level 3 asset represents our investment in a long-term corporate convertible promissory note and a warrant to purchase shares issued in connection with the convertible promissory note, which converted to convertible preferred stock as of December 31, 2016. This stock is not listed on any security exchange. The fair value of the preferred stock approximates its carrying value at December 31, 2017

Our investments measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at December 31, 2017 were as follows (in thousands):

	Fair Value Measurement at Reporting Date
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
Certificates of deposit	$18,447	$—	$18,447	$—
Commercial paper	10,560	—	10,560	—
Corporate securities	59,407	—	58,889	518
Federal agency securities	37,590	—	37,590	—
Municipal securities	10,417	—	10,417	—
Total assets measured at fair value	$136,421	$—	$135,903	$518

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

The following table presents additional information about assets measured at fair value on a recurring basis and for which we utilize Level 3 inputs to determine fair value for the years ended December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Convertible stock
Balance, beginning of period	$500	$—
Change in fair value	18	—
Purchases	—	500
Balance, end of period	$518	$500

5.	Inventories, Net

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

The components of inventories, net of allowances, are as follows (in thousands):

	December 31, 2017	December 31, 2016
Finished goods	$4,709	$8,408
Work-in-process	5,752	6,183
Raw materials and supplies	6,947	5,823
Total inventories	17,408	20,414
Plus: non-current raw materials and finished goods	826	6,257
	$18,234	$26,671

As of December 31, 2017 and 2016, raw materials inventories consisted of raw materials used in the manufacture of the dronabinol API for SYNDROS® in our U.S.-based, state-of-the-art dronabinol manufacturing facility, the fentanyl API for SUBSYS®, and component parts and packaging materials used in the manufacture of both SUBSYS® and SYNDROS®. Work-in-process consists of actual production costs, including facility overhead and tooling costs of in-process dronabinol, SUBSYS® and SYNDROS® products. Finished goods inventories consisted of finished SUBSYS® and SYNDROS® products and deferred SYNDROS® cost of revenue of $59,000 and $0 as of December 31, 2017 and 2016, respectively. Non-current raw materials and finished goods represent those inventories not expected to be consumed or sold within 12 months of the balance sheet date and are included in other assets in our consolidated balance sheets. As of December 31, 2017, all work-in-process inventory is expected to be used within 12 months of the balance sheet date and, therefore, is classified as current inventory. We maintain an allowance for excess and obsolete inventory, as well as inventory where its cost is in excess of its NRV. Inventories at December 31, 2017 and 2016 were reported net of these reserves of $13,664,000 and $7,478,000, respectively. During the year ended December 31, 2017, we increased these reserves by $6,186,000, inclusive of an allowance of $2,100,000 resulting from a change in estimate as described in Note 2.  During the year ended December 31, 2016, we increased reserves by $7,397,000.  During the year ended December 31, 2015, we decreased these reserves by $336,000.

6.	Property and Equipment

Property and equipment are comprised of the following (in thousands):

	Estimated Useful Life	As of December 31,
	(in years)	2017	2016
Computer equipment	3 — 7	$3,523	$3,462
Scientific equipment	3 — 10	14,962	12,930
Furniture	3 — 10	3,446	3,128
Manufacturing equipment	7 — 10	25,159	20,583
Leasehold improvements	*	35,595	23,243
Less: accumulated depreciation and amortization		(27,511)	(20,174)
Total fixed assets		$55,174	$43,172

*	The estimated useful life of the leasehold improvements is the lesser of the lease term or the estimated useful life.

Total depreciation and amortization expense for the years ended December 31, 2017, 2016 and 2015 was $7,337,000, $6,249,000 and $5,291,000, respectively.

As of December 31, 2017 and 2016, respectively, there was $9,663,000 and $6,857,000 of construction in progress included in total fixed assets that had not been placed into service and was not subject to depreciation.

7.	Commitments and Contingencies

Lease Commitments

We lease facilities under non-cancelable operating lease agreements. Future minimum commitments for these operating leases in place as of December 31, 2017, with a remaining non-cancelable lease term in excess of one year, are as follows (in thousands):

Years ending December 31,
2018	$3,310
2019	3,405
2020	3,495
2021	2,526
2022	1,283
Thereafter	13,146
Total	$27,165

The terms of certain lease agreements provide for rental payments on a graduated basis. We recognize rent expense on the straight-line basis over the lease period and have accrued for rent expense incurred but not paid. Landlord incentives are recorded as deferred rent and amortized on a straight-line basis over the lease term. Deferred rent was approximately $3,237,000 as of December 31, 2017 and $3,003,000 as of December 31, 2016. Rent expense under operating leases for the years ended December 31, 2017, 2016 and 2015 was approximately $3,335,000, $2,757,000, and $2,445,000, respectively.

Letters of Credit

As of December 31, 2017, we had a $400,000 unused letter of credit related to the requirements of our facility lease agreement.

Material Agreements

Aptar

In October 2015, we entered into an amended and restated supply, development & exclusive licensing agreement with Aptargroup, Inc. (“Aptar”) which, among other things, extended our exclusive supply rights to the current sublingual device, currently utilized by SUBSYS®, as well as any new device(s) jointly developed by the two companies for a period of seven years. In addition to extending the term, this amendment added certain minimum purchase commitments and requires certain tiered royalties as a percentage of net revenue to be paid by us ranging from less than one percent to the low single digits, commencing in March 2016 through the term of this agreement, from our sales of SUBSYS® and future products that use the Aptar spray device technology.

In January 2016, we assigned our rights, title, duties and obligations of supply, development & exclusive licensing agreement with Aptar from our parent to our manufacturing subsidiary as part of a corporate restructuring.

In April 2017, we, through our manufacturing subsidiary, entered into a further amendment to our Aptar supply, development and exclusive licensing agreement. This amendment effectively eliminates any prior minimum purchase obligations that had been set forth in the amendment dated October 30, 2015, and beginning in 2019, replaces them with a new annual flat fee of up to $500,000 if the quantity of devices purchased in a calendar year is less than one million devices. As a result, the cumulative effect related to this amendment reduces our aggregated purchase commitment with Aptar from $20,790,000 to $9,000,000 through December 21, 2022. As of December 31, 2017, our remaining estimated annual contractual obligation under our agreement with Aptar was $7,500,000.  All purchase commitments required under our agreements with Aptar were met during the year ended December 31, 2017.

Renaissance (formerly DPT)

In April 2015, we entered into an amendment to our manufacturing and supply agreement with Renaissance, which extends our existing manufacturing and supply agreement to produce SUBSYS® until the end of 2020. In addition to extending the term, this amendment added certain minimum purchase commitments.

In January 2016, we assigned our rights, title, duties and obligations of our manufacturing and supply agreement with Renaissance from our parent to our manufacturing subsidiary as part of a corporate restructuring.

In July 2016, we, through our manufacturing subsidiary, entered into a further amendment to our Renaissance manufacturing and supply agreement dated May 24, 2011, as amended. This amendment effectively eliminates any prior minimum purchase (and batch) obligations that had been set forth in the amendment dated April 30, 2015 and replaces it with a new annual purchase commitment of $4,000,000 per calendar year commencing January 1, 2017 through December 31, 2020. As a result, the cumulative effect related to this amendment reduces our aggregated minimum purchase commitments with Renaissance from $49,740,000 to $16,000,000 through December 31, 2020. As of December 31, 2017, our remaining estimated annual contractual obligation under our agreement with Renaissance was $12,000,000.

During the year ended December 31, 2017, we recorded a loss of $1,035,000 in cost of revenue in these consolidated statements of comprehensive income (loss) for a portion of this commitment which represented firm, non-cancellable and unconditional purchase commitments for quantities in excess of our current forecasts for future demand.

The following table sets forth our aggregate minimum purchase commitments with Renaissance and Aptar under these agreements (in thousands):

Years ending December 31,
2018	$5,500
2019	6,000
2020	6,000
2021	2,000
2022	—
Thereafter	—
Total	$19,500

Defined Contribution Retirement Plans (401(k) Plan)

We sponsor a 401(k) plan covering all full-time employees. Participants may contribute up to the legal limit. The 401(k) plan provides for employee contributions, and beginning October 2014, our matching contribution is 50 percent of the first 6 percent of earnings contributed by each participant. During the years ended December 31, 2017, 2016, and 2015, matching contribution plan expenses totaled approximately $647,000, $730,000 and $670,000, respectively.

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

Government Proceedings

Like other companies in the pharmaceutical industry, we are subject to extensive regulation by national, state and local government agencies in the United States. As a result, interaction with government agencies occurs in the normal course of our operations. The following is a brief description of pending governmental investigations that we believe are potentially or actually material at this time. It is possible that criminal charges and substantial payments, fines and/or civil penalties or damages or exclusion from federal health care programs or other administrative actions, as well as a corporate integrity agreement, deferred prosecution agreement, or similar government mandated compliance document that institutes significant restrictions or obligations, could result for us from any government investigation or proceeding. In addition, even certain investigations that are not discussed below and which we do not deem to be material at this time could be determined to be material and could have a material adverse effect on our financial condition, results of operations and cash flows.

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

DOJ Investigation Accrual.  We collectively refer to the HHS and HIPAA investigations discussed above as the “DOJ Investigation”.  In connection with our cooperation, we have been engaged in discussions with the DOJ about these matters, including a resolution of potential liability exposure. Management accrued, as of September 30, 2017, an aggregate of $150,000,000, which represents our current best estimate of the minimum liability exposure which we expect to be paid out over five years in connection with the DOJ Investigation. This current best estimate, on the terms reflected in the foregoing sentence, reflects a minimum exposure at which management has determined a willingness to settle these matters. The accrual was recorded in accrued litigation award and settlements on our consolidated balance sheets and as an operating expense on our consolidated statements of comprehensive income (loss). There can be no assurance that future discussions with the government to resolve these matters will be successful, that the approvals we need will be obtained or that any potential settlement will be agreed to on terms and conditions acceptable to us or the DOJ.  We are unable to predict when these matters will be resolved or what further action, if any, the government will take in connection with them. In addition, there are ongoing discussions related to contingency based payments to the government associated with future events, that if triggered, would require payments of up to $75,000,000 in the aggregate.  At this time, we are unable to predict if these future events are probable and as a result, no accrual has been recorded. Based on the ongoing uncertainties and potentially wide range of outcomes and contingencies associated with any potential resolution of the matter under investigation by the DOJ, the ultimate amount of potential liability may materially exceed the $150,000,000 accrual we have established. This accrual does not currently meet the more likely than not standard for tax deductibility; therefore, we have recognized no tax benefit for it in these consolidated financial statements. Due to the uncertainty around the ultimate outcome of this matter, it is possible that some or all of this accrual may meet the more likely than not standard in the future, at which time the benefit would be recognized.

Health Care Professionals and Former Employees Related Investigations.

Investigations of Health Care Professionals. A number of health care practitioners who formerly interacted with our company are under investigation or have been charged in criminal proceedings.  In addition to the below investigations that are specifically directed at us, we have received governmental agency requests for information, including subpoenas, from at least the following governmental bodies: the USAO and/or HHS OIG of California (Los Angeles), Connecticut, Eastern District of Michigan, Florida (Jacksonville), Kansas, Middle District of Pennsylvania, New Hampshire, New Jersey, Northern District of California, Northern District of Texas, Rhode Island, Southern District of Alabama, Southern District of New York, Southern District of Ohio, Western District of New York, and the States of Maryland and Delaware, regarding specific health care professionals that we have interacted with in those states.  In addition, at least the following health care practitioners formerly interacting with our company have been charged as follows:

On or about June 23, 2015, a nurse practitioner located in Connecticut, who served on our speaker bureau in connection with our speaker programs designed to educate and promote product awareness and safety for external health care providers, pled guilty to violating the federal Anti-Kickback Statute in connection with payments of approximately $83,000 from us.

On February 23, 2017, two Alabama health care professionals, who served on our speaker bureau were convicted on 19 of 20 counts brought against them, which included charges related to distribution of a controlled substance, drug conspiracy, health care fraud conspiracy and money laundering.

On or about March 22, 2017, the U.S. Attorney’s Office for the District of New Hampshire filed an indictment against a physician assistant, who served on our speaker bureau, charging him with violating the federal Anti-Kickback Statute and conspiring to violate the federal Anti-Kickback Statute in connection with payments received for serving as an Insys promotional speaker.  The physician assistant pled not guilty.

On or about October 20, 2017, a health care professional in Rhode Island, who served on our speaker bureau pled guilty to health care fraud and conspiracy to receive kickbacks in connection with payments of approximately $188,000 from us.

Investigations of Former Employees. A number of our former employees have been charged in criminal proceedings related to our federal investigations and the following is certain information related thereto.

On or about February 18, 2016, one of our former sales employees located in Alabama pled guilty to a conspiracy to violate the federal Anti-Kickback Statute in connection with the two convicted Alabama health care professionals mentioned above.

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

On April 5, 2017, the U.S. Attorney’s Office for the District of Massachusetts filed information charging a former prior authorization specialist and manager of our patient services hub with one count of wire fraud conspiracy; the former employee pled guilty to that information on June 19, 2017.

On or about July 11, 2017, a former district sales manager pled guilty to conspiring to violate the federal Anti-Kickback Statute related to her activities in the Southern District of Alabama, as well as the Middle and Southern Districts of Florida, including in connection with the two convicted Alabama health care professionals mentioned above.

On or about October 26, 2017, the U.S. Attorney’s Office for the District of Massachusetts issued a superseding indictment in connection with the Original Indictment and added charges against our former President, CEO and director, Dr. John N. Kapoor.  After Dr. Kapoor’s indictment, he agreed to put his ownership in our common stock in a trust to be controlled independently, which was executed on February 27, 2018 and filed with the Securities and Exchange Commission on a Current Report of Form 8-K filed on February 28, 2018.

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

Ongoing State Related Investigations. We have received CIDs or subpoenas, as the case may be, from at least each of the following state’s Office of the Attorney General (or similarly named and authorized office) which have ongoing investigations directed at our company: Arizona, Colorado, Florida, Kansas, Kentucky, Maryland, Minnesota, Missouri, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, Virginia and Washington. Moreover, we have received an administrative subpoena from the California Insurance Commissioner.  In addition, we understand that numerous physicians practicing within several of the aforementioned states have received subpoenas from certain state Attorney General or Department of Justice offices in connection with interactions with us. Generally, these CIDs and subpoenas request documents regarding SUBSYS®, including our sales and marketing practices related to SUBSYS® in the applicable state, as well as our patient services hub. We are cooperating with each of these investigations and have produced documents in response to these CIDs, subpoenas and related requests for information from each office.

Resolved State Related Investigations. Our company has resolved investigations conducted by certain states’ Office of the Attorney General (or similarly named and authorized office) as follows:

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

In connection with the investigation by the Illinois Office of the Attorney General, such office filed a complaint against us on behalf of the State of Illinois on August 25, 2016 in the Circuit Court of Cook County, Illinois, Chancery Division, asserting a claim for violation of the Illinois Consumer Fraud and Deceptive Business Practices Act in connection with the sales and marketing of SUBSYS®. On August 18, 2017, the Circuit Court of Cook County entered a Final Judgment and Consent Decree, which, among other things, provided for a monetary payment of $4,450,000 by Insys and requires us to maintain certain controls and processes around our promotional and sales activity related to SUBSYS® in Illinois.  The Final Judgment and Consent Decree expressly provides that we do not admit any violation of law or regulation.  All monetary payments in connection with this Final Judgment and Consent Decree were accrued in the consolidated balance sheet as of June 30, 2017 and the payments in connection with this settlement were made prior to September 30, 2017.

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

In connection with the investigation by the State of Massachusetts, we entered into a settlement with the State of Massachusetts, which was entered by the Superior Court of the Commonwealth of Massachusetts in a Final Judgment by Consent on October 5, 2017.  The Final Judgment by Consent provided for a monetary payment of $500,000 and requires us to maintain certain controls and processes around our promotional and sales activity related to Massachusetts.  The Final Judgment by Consent expressly provides that we do not admit any liability or wrongdoing.  The amount of the monetary payment was accrued in the consolidated balance sheet as of September 30, 2017 and the payments in connection with this settlement were made after September 30, 2017.

Ongoing Complaints filed in connection with State AG Investigations. Our company has several ongoing legal proceedings related to complaints filed in connection with investigations conducted by certain states’ Office of the Attorney General (or similarly named and authorized office) as follows:

In connection with the investigation by the State of Arizona, on August 30, 2017, the Arizona Attorney General filed a complaint on behalf of the State of Arizona against us in the Maricopa County, Arizona Superior Court.  The complaint asserts claims for violations of the Arizona Consumer Fraud Act in connection with the sales and marketing of SUBSYS® in Arizona and in connection with our patient services hub.  The complaint seeks a permanent injunction preventing us from engaging in practices in violation of the Arizona Consumer Fraud Act, restitution to consumers and other persons, disgorgement of profits, civil penalties, and investigative costs. On or about November 10, 2017, we filed a motion to dismiss.  On January 17, 2018, the Court dismissed, based upon preemption by the federal Sunshine Act, the State’s claim to the extent related to remedies that are based upon the payment and disclosure of speaker fees, but did not dismiss the rest of the complaint. The State filed a motion for leave to amend its complaint, which the Court granted.  Our response to the amended complaint is due 10 days after the State files and serves its amended complaint.

In connection with the investigation by the State of New Jersey, on October 5, 2017, the New Jersey Attorney General, on behalf of the State of New Jersey, and the Acting Director of the New Jersey Division of Consumer Affairs filed a complaint against us in the Superior Court of New Jersey, Chancery Division, Middlesex Vicinage.  The complaint asserts claims for violations of the New Jersey Consumer Fraud Act and for violations of the New Jersey False Claims Act in connection with the sales and marketing of SUBSYS® in New Jersey and in connection with our patient services hub.  The complaint seeks a permanent injunction preventing us from engaging in practices in violation of the New Jersey Consumer Fraud Act, disgorgement of profits, civil penalties, treble damages for alleged violations of the New Jersey False Claims Act, and costs and attorneys’ fees. On November 16, 2017, the New Jersey Attorney General filed an Amended Complaint, which we moved to dismiss on January 8, 2018.  The New Jersey Attorney General’s response to our motion is due on March 28, 2018.

On December 21, 2017, Attorney General of the State of North Carolina filed a complaint in Wake County, North Carolina Superior Court against us.  The complaint asserts claims related to alleged violations of the North Carolina Consumer Protection Act.  Our response to this complaint is due March 22, 2018.

On February 1, 2018, the Attorney General of the State of New York, filed a complaint against us in the Supreme Court of the State of New York, County of New York.   The complaint asserts claims related to alleged deceptive acts and practices.  Our response to this complaint is due on April 4, 2018.

On February 5, 2018, the Consumer Protection Division, Office of the Attorney General of Maryland, filed a petition to enforce an administrative subpoena against us.  Our response to this petition is due on April 2, 2018.

Multi-District Prescription Opioid Litigation. We have been named along with various other opioid manufacturers, opioid distributors, prescribers and others in complaints focused on the national opioid epidemic filed by various cities, counties, states, and third-party payers in many state and federal courts in Alabama, Connecticut, Florida, Georgia, Kentucky, Louisiana, Maryland, Michigan, Minnesota, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oregon, Tennessee, Texas and West Virginia.  We are involved in more than 100 of these cases, over 70 of which have been consolidated into multi-district litigation (No. 2804) in the Northern District of Ohio.  The cases in the multi-district litigation are presently stayed while the Court seeks to facilitate a resolution. On March 1, 2018, the United States filed a statement of interest in the multi-district litigation, in which it requested a period of thirty days to evaluate whether to participate in the multi-district litigation proceedings at this stage.

Congressional and Other Inquiries. Many federal agencies and branches are focused on the abuse of opioids in the United States and agencies such as the HHS have expressed their belief that the United States is in the midst of a prescription opioid abuse epidemic. Moreover, President Trump has declared the opioid crisis to be a public health emergency and has made it a priority to address this crisis.

Members of our U.S. Congress have been conducting hearings and other inquiries into causes and solutions to the national opioid epidemic that have involved inquiries in our company’s practices.  For example, on March 28, 2017, the Ranking Member of the Committee on Homeland Security and Governmental Affairs of the United States Senate distributed a letter to five manufacturers of opioid products, including us, requesting documents and information intended to aid such committee in understanding the challenges industry practices pose to efforts to curb opioid addiction and stem rising prescription drug costs for the federal government.  This letter requests documents regarding our business, including the commercialization of SUBSYS®. This inquiry continues and has resulted in at least two reports that mention or address our company.  We continue to cooperate with this inquiry.

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

On or about March 17, 2017, a complaint (captioned Kayd Currier v. Insys Therapeutics, Inc., et al., Case 1:17-cv-01954-PAC) was filed in United States District Court for the Southern District of New York against us and certain of our current and former officers. The complaint was brought as a purported class action on behalf of purchasers of our securities between February 23, 2016 and March 15, 2017. In general, the plaintiffs allege that the defendants violated the anti-fraud provisions of the federal securities laws by making materially false and misleading statements regarding our business and financial results during the class period, thereby artificially inflating the price of our securities. On or about March 28, 2017, a second complaint making similar allegations (captioned Hans E. Erdmann v. Insys Therapeutics, Inc., et al., Case 1:17-cv-02225-PAC) was filed in the same Court.  On May 31, 2017, the Court consolidated the first and second complaint and appointed lead counsel in the consolidated action. On July 31, 2017, the lead counsel filed a consolidated complaint. On October 11, 2017, the Court held a pre-motion conference, at which the Court granted leave to plaintiffs to again amend the complaint.  The amendment was filed on October 27, 2017, and we moved to dismiss.  The Motion to Dismiss remains pending. The plaintiffs in both actions seek unspecified monetary damages and other relief. We continue to vigorously defend this matter.

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

On or about April 28, 2017, lead counsel filed a consolidated and amended complaint which maintained the original defendants this lead counsel had included in its original complaint and did not include any additional defendants included in the Bourque complaint.  On May 31, 2017, we subsequently moved to stay or to dismiss the complaint and, on or about July 28, 2017, lead counsel filed an answering brief in opposition to our motion to stay or dismiss. On November 30, 2017, the Court granted our motion to stay but has required us to provide certain discovery to the plaintiffs.  On February 8, 2018, in response to the plaintiffs’ motion to alter or clarify judgment, the Court ordered us to provide additional discovery to the plaintiffs.  We continue to vigorously defend this matter.

Paragraph IV Challenges

On June 26, 2017, we received a Paragraph IV Notice Letter from Par Pharmaceutical related to SYNDROS®.  The letter asserts that (i) the FDA received an ANDA from Par Pharmaceutical, and (ii) that Par Pharmaceutical’s formulation does not infringe SYNDROS® patents and/or that our patents for SYNDROS® are invalid. On August 3, 2017, we filed suit in United States District Court for the District of Delaware, in which we claim the ANDA was not sufficiently complete and allege patent infringement.  On September 1, 2017, Par Pharmaceutical filed an answer and counterclaims, to which we have replied.  On March 6, 2018, we provided to Par Pharmaceutical a covenant not to sue.  We intend to represent our interests vigorously in this matter.

On November 7, 2017, we submitted to the FDA a citizen petition under sections 505(j) and 505(q) of the Federal Food, Drug, and Cosmetic Act (“FDC Act”) and the related regulations, 21 C.F.R. §§ 10.30-31, to request that the Commissioner of Food and Drugs (i) decline to receive or approve any ANDA application for generic dronabinol oral solution that relies on SYNDROS® as the Reference Listed Drug if the ANDA relies on a waiver in lieu of establishing in vivo bioequivalence to SYNDROS® and (ii) require that ANDA applicants for generic versions of SYNDROS® include federal and fasted state bioequivalence studies. We intend to represent our interests vigorously in this matter.

On or about August 2, 2017, we received a Paragraph IV Notice Letter from counsel for TEVA USA related to SUBSYS® 0.4mg.  The letter asserts that (i) the FDA received an ANDA from TEVA USA and (ii) that TEVA USA’s formulation does not infringe SUBSYS® patents and/or that our patents for SUBSYS® are invalid. On September 13, 2017, we filed suit in United States District Court for the District of Delaware, in which we allege patent infringement.  On January 15, 2018, TEVA USA filed an answer and counterclaims, to which we have replied. We intend to represent our interests vigorously in this matter.

On or about August 31, 2017, we received a Paragraph IV Notice Letter from counsel for Alkem Pharmaceuticals (“Alkem”) related to SYNDROS®.  The letter asserts that (i) the FDA received an ANDA from Alkem Pharmaceuticals and (ii) Alkem Pharmaceuticals’ formulation does not infringe SYNDROS® patents and/or that our patents for SYNDROS® are invalid.  On October 10, 2017, we filed suit in the United States District Court for the District of Delaware, in which we allege patent infringement.  On November 22, 2017, Alkem Pharmaceuticals filed a motion to dismiss Insys’s complaint, which the Court subsequently denied.  Alkem filed its answer and counterclaims, and Insys filed its answer to Alkem’s counterclaims on February 27, 2018.  We intend to represent our interests vigorously in this matter.

On or about December 6, 2017, we received a Paragraph IV Notice Letter from counsel for TEVA USA related to SYNDROS®.  The letter asserts that (i) the FDA received an ANDA from TEVA USA and (ii) that TEVA USA’s formulation does not infringe SYNDROS® patents and/or that our patents for SYNDROS® are invalid.  We intend to represent our interests vigorously in this matter.

On or about January 31, 2018, we received a Paragraph IV Notice Letter from counsel for TEVA USA related to SUBSYS® 0.1mg, 0.2mg, 0.6mg, 1.2mg and 1.6mg.  The letter asserts that (i) the FDA received an ANDA from TEVA USA and (ii) that TEVA USA’s formulation does not infringe SUBSYS® patents and/or that our patents for SUBSYS® are invalid.  The deadline to file a patent infringement lawsuit is March 17, 2018.  We intend to represent our interests vigorously in this matter.

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

As a result of this final ruling, we accrued $9,567,000 during the year ended December 31, 2015, including $2,249,000 of estimated pre-judgement interest.

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

Insurance Litigation.  On June 23, 2017, Aetna, Inc. and a subsidiary filed an action against us and a number of former employees in the Pennsylvania Court of Common Pleas, Philadelphia County (captioned Aetna Inc. v. Insys Therapeutics, Inc., Case No. 170602779). Plaintiffs brought claims against us for: (1) insurance fraud; (2) civil conspiracy; (3) common law fraud; (4) unjust enrichment; (5) negligent misrepresentation; and (6) negligence.  Through all of the claims, Aetna seeks recovery of millions of dollars paid for SUBSYS® prescriptions that, allegedly, were not properly covered.  It also seeks punitive damages, investigative expenses and costs of suit, reasonable attorneys’ fees and expenses, and prejudgment and post-judgment interest.  Plaintiffs served their complaint on September 25, 2017.  On October 25, 2017, we removed this matter to federal court.  Aetna subsequently moved to remand the case to state court.  On January 6, 2018, the district court denied Aetna’s motion to remand.  We moved to dismiss Aetna’s claims and the motion has been fully briefed since November 30, 2017.  We intend to vigorously defend this matter.

On July 12, 2017, numerous subsidiaries of Anthem, Inc. filed a complaint in the U.S. District Court for the District Court for the District Court for the District of Arizona against us (captioned Blue Cross of California, Inc. d/b/a Anthem Blue Cross of California v. Insys Therapeutics, Inc., Case No. 2:17-cv-02286-DLR).  Plaintiffs bring claims against us for: (1) violation of various state laws prohibiting deceptive, unfair, and unlawful business practices (i.e., consumer fraud); (2) fraud; (3) negligent misrepresentation; (4) unjust enrichment; and (5) civil conspiracy to commit fraud and unfair business practices.  Through all of the claims, Anthem seeks recovery of more than $19,000,000 paid for SUBSYS® prescriptions that, allegedly, were not properly covered.  It also seeks punitive damages and an injunction to prevent Insys from continuing to engage in the conduct underlying its claims. Plaintiffs served their complaint on July 14, 2017.  On August 4, 2017, we filed an answer to such complaint.  On February 2, 2018, Plaintiffs filed a motion for leave to file a second amended complaint and on February 16, 2018 we filed (i) an opposition to Plaintiff’s motion to file a second amended complaint and (ii) a motion to stay the case. We intend to vigorously defend this matter.

On August 30, 2017, Humana Inc. filed an action against us and a number of former employees in Pike County, Kentucky Circuit Court (captioned Aetna Inc. v. Insys Therapeutics, Inc., Case No. 17-CI-971).  Plaintiff brought claims against us for (1) insurance fraud, (2) conspiracy to commit insurance fraud, (3) common law fraud, and (4) unjust enrichment.  Through all of the claims, Humana sought recovery of millions of dollars paid for SUBSYS® prescriptions that, allegedly, were not properly covered.  It also sought punitive damages, disgorgement, prejudgment and post-judgment interest, costs and expenses of suit, and reasonable attorneys’ fees and expert fees and expenses.  This matter was resolved and the case was dismissed with prejudice on December 4, 2017.

On October 31, 2017, we received correspondence from Horizon Blue Cross Blue Shield of New Jersey requesting reimbursement for allegedly fraudulently induced off-label purchases of SUBSYS® in connection with alleged claim value of approximately $4,000,000.  We intend to vigorously defend this matter.

Markland. On July 1, 2016, Robert N. Markland, as the Personal Representative of the Estate of Carolyn S. Markland filed a complaint in the Circuit Court, Fourth Judicial Circuit, in and for Duval County, Florida, against Insys Therapeutics, Inc. The complaint states that it is a wrongful death products liability action brought pursuant to Section 768.16, et seq. under Florida law in connection with a death occurring in July 2014 and includes a claim of negligent marketing. The lawsuit seeks unspecified damages for past expenses and costs, pain and suffering and loss of consortium and earnings.  On August 4, 2016, we removed this case to U.S. District Court in the Middle District of Florida. On September 2, 2016, we filed a motion to dismiss. The Court granted our motion on September 15, 2017.  The plaintiff subsequently filed a notice of appeal, and the opening brief on appeal is due on March 9, 2018, with our answering brief due on April 9, 2018. We continue to vigorously defend this matter and based on currently available information, we do not believe any resolution of this matter will have a material adverse effect on our business, financial position, or future results of operations.

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

Colby.  On or about January 25, 2017, Mackenzie Colby filed a complaint in the State of New Hampshire Strafford County Superior Court, Case No. 219-2017-CV-00040, against Christopher Clough, PA, Dr. O’Connell’s Pain Care Centers, Inc., and Insys Therapeutics, Inc.  Plaintiff’s complaint states it is a personal injury action against Mr. Clough related to medical negligence, against O’Connell’s Pain Care Centers, Inc. for respondeat superior claims, and against Insys Therapeutics, Inc. for negligence, all under state laws. The lawsuit seeks unspecified compensatory and punitive damages. We filed a motion to dismiss/strike on April 5, 2017 and plaintiff filed a motion to amend the complaint on April 25, 2017.  On June 16, 2017, the Court dismissed the complaint with leave to refile.  The complaint was refiled on June 21, 2017, and we again moved to dismiss.  On October 21, 2017, the Court denied our motion to dismiss, and we filed an answer.  The parties recently agreed to resolve this case, and are in the process of finalizing such agreement.

Perusse.  On or about February 21, 2017, John Perusse filed a complaint in the State of New Hampshire Strafford County Superior Court, Case No. 219-2017-CV-00067, against Christopher Clough, PA, Dr. John J. Schermerhorn, Dr. O’Connell’s Pain Care Centers, Inc., and Insys Therapeutics, Inc.  Plaintiff’s complaint states it is a personal injury action against Mr. Clough related to medical negligence, against O’Connell’s Pain Care Centers, Inc. for respondeat superior claims, and against Insys Therapeutics, Inc. and Dr. Schermerhorn for negligence, all under state laws. The lawsuit seeks unspecified compensatory and punitive damages. We filed a motion to dismiss/strike on April 20, 2017 and plaintiff filed a motion to amend the complaint on April 25, 2017. On June 16, 2017, the Court dismissed the complaint with leave to refile, and we again moved to dismiss.  The complaint was refiled on June 21, 2017 and we again moved to dismiss. On October 21, 2017, the Court denied our motion to dismiss, and we filed an answer.  The parties are in the discovery phase of the case.  We continue to vigorously defend this matter and based on currently available information, we do not believe any resolution of this matter will have a material adverse effect on our business, financial position, or future results of operations.

Cassell.  On or about March 8, 2017, Jerome Cassell filed a complaint in the State of New Hampshire Strafford County Superior Court, Case No. 219-2017-CV-00085, against Christopher Clough, PA, Dr. John J. Schermerhorn, Dr. O’Connell’s Pain Care Centers, Inc., and Insys Therapeutics, Inc.  Plaintiff’s complaint states it is a personal injury action against Mr. Clough related to medical negligence, against O’Connell’s Pain Care Centers, Inc. for respondeat superior claims, and against Insys Therapeutics, Inc. and Dr. Schermerhorn for negligence, all under state laws. The lawsuit seeks unspecified compensatory and punitive damages. We filed a motion to dismiss/strike on April 18, 2017 and plaintiff filed a motion to amend the complaint on April 25, 2017. On June 16, 2017, the Court dismissed the complaint with leave to refile.  The complaint was refiled on June 21, 2017, and we again moved to dismiss.  On October 21, 2017, the Court denied our motion to dismiss, and we filed an answer.  The parties are in the discovery phase of the case.  We continue to vigorously defend this matter and based on currently available information, we do not believe any resolution of this matter will have a material adverse effect on our business, financial position, or future results of operations.

Fuller.  On or about March 23, 2017, Deborah Fuller & David Fuller, as Administrators Ad Prosequendum for the Estate of Sarah A. Fuller, deceased, and Deborah Fuller and David Fuller, individually, filed a complaint in the Superior Court of New Jersey Law Division, Middlesex County, Case No. L1859-17, against Vivienne Matalon, M.D., TLC Healthcare 2, LLC, Linden Care and Insys Therapeutics, Inc. The plaintiff’s complaint alleges negligence violations under the Wrongful Death Act pursuant to N.J.S.A 2A:31, et seq. and also brings claims for fraud and negligent misrepresentation. We filed a motion to dismiss the complaint on May 19, 2017 and the Court held oral argument on the motion on June 29, 2017.  On July 27, 2017, the Court issued a ruling on the multi-party motion to dismiss.  The Court dismissed some claims but denied the motion to dismiss on certain of plaintiffs’ claims.  We answered the complaint, and, after plaintiffs dismissed the treating physician, on October 4, 2017, we removed the case to U.S. District Court for the District of New Jersey.  Plaintiffs subsequently filed a motion to remand the case to state court on October 11, 2017.  On January 19, 2018, the Magistrate Judge issued a Report and

Recommendation, recommending that the District Court deny plaintiffs’ motion to remand.  On February 5, 2018, the District Court adopted the Report and Recommendation.  On February 6, 2018, plaintiffs filed a motion for leave to amend, seeking to add as defendants certain former Insys officers and a former employee.  Insys filed its opposition to the motion for leave to amend on February 21, 2018. We continue to vigorously defend this matter and based on currently available information, we do not believe any resolution of this matter will have a material adverse effect on our business, financial position, or future results of operations.

Cantone.  On or about June 15, 2017, we received service of a complaint filed by Angela Mistrulli Cantone and Philip L. Cantone in the State Court of South Carolina, County of Greenville, C.A. No.: 2017-CP-23 against Insys Therapeutics, Inc., Linden Care, LLC, Aathirayen Thiyagarajah, M.D. and Spine and Pain, LLC. The plaintiffs’ complaint alleges medical negligence, negligence, negligent misrepresentation, unjust enrichment, common law fraud, unfair and deceptive trade practices, aiding and abetting and loss of consortium.   We filed a motion to dismiss, which the Court denied.  We filed our answer on November 14, 2017. We continue to vigorously defend this matter and based on currently available information, we do not believe any resolution of this matter will have a material adverse effect on our business, financial position, or future results of operations.

Ballou.  On or about September 1, 2017, Carey Ballou filed a complaint in the circuit Court of Johnson County, Kansas, Case No. 17CV05004, against Insys Therapeutics, Inc., Insys Pharma, Inc., Torgny Andersson, Mid-America Physiatrist, P.A., Steven Simon M.D., Donna Ruck, Pharma Consultants KC, LLC, AmerisourceBergen Corporation, and Morris & Dickson Co., LLC.  The plaintiffs bring claims against Insys for negligence, common law fraud, negligent misrepresentation, unfair and deceptive trade practices, unjust enrichment, conspiracy, and aiding and abetting.  On December 26, 2017, Plaintiff filed a second amended complaint, which added as defendants certain former officers and employees.  Insys moved to dismiss the second amended complaint on February 26, 2018. We intend to vigorously defend this matter and based on currently available information, we do not believe any resolution of this matter will have a material adverse effect on our business, financial position, or future results of operations.

Whitham.  On or about September 1, 2017, James “Mike” Whitham and Ashley Whitham filed a complaint in the Circuit Court of Johnson County, Kansas, Case No. 17CV05005, against Insys Therapeutics, Inc., Insys Pharma, Inc., Torgny Andersson, Mid-America Physiatrist, P.A., Steven Simon M.D., Donna Ruck, Pharma Consultants KC, LLC, AmerisourceBergen Corporation, and Morris & Dickson Co., LLC.  The plaintiff brings claims against Insys for negligence, common law fraud, negligent misrepresentation, unfair and deceptive trade practices, unjust enrichment, loss of consortium, conspiracy, and aiding and abetting.  On December 26, 2017, Plaintiff filed a second amended complaint, which added as defendants certain former officers and employees.  Insys moved to dismiss the second amended complaint on February 26, 2018. We intend to vigorously defend this matter and based on currently available information, we do not believe any resolution of this matter will have a material adverse effect on our business, financial position, or future results of operations.

Hartsfield.  On or about October 4, 2017, Cheryl Hartsfield filed a complaint in the Circuit Court of Pulaski County, Arkansas, Case No. 60CV-17-5581, against Insys Therapeutics, Inc., Linden Care, LLC, Mahmood Ahmad, and United Pain Care, Ltd.  The plaintiff brings claims against Insys for common law fraud and deceit, breach of fiduciary duty, violations of the Arkansas deceptive trade practices act, civil conspiracy, acting in concert, and negligence.  Insys filed its answer to the complaint on November 27, 2017. We intend to vigorously defend this matter and based on currently available information, we do not believe any resolution of this matter will have a material adverse effect on our business, financial position, or future results of operations.

Matalon.  On September 15, 2017, Vivienne Matalon, M.D. filed a complaint in the Superior Court of New Jersey, Law Division, Camden County, Case No. L-3224-17, against Insys Therapeutics, Inc., Linden Care, LLC, and Melina Ebu-Isaac.  The action was subsequently transferred to Middlesex County Superior Court, Law Division.  The plaintiff brings claims against Insys for fraudulent misrepresentation and negligent misrepresentation. We filed a motion to dismiss on December 20, 2017. On March 2, 2018, the Court dismissed the case without prejudice for lack of prosecution.  We intend to vigorously defend this matter and based on currently available information, we do not believe any resolution of this matter will have a material adverse effect on our business, financial position, or future results of operations.

Breitenbach.  On December 18, 2017, Michelle Breitenbach filed a complaint in the Superior Court of New Jersey, Chancery Division, Monmouth County, against Insys Therapeutics, Inc.  The plaintiff brings claims against

Insys for breach of contract, breach of the implied covenant of good faith and fair dealing, and promissory estoppel.  On January 5, 2018, we removed the case to U.S. District Court for the District of New Jersey.  The parties have agreed to resolve this case, and are in the process of finalizing such agreement.

Jordan.  On January 5, 2018, Bobby Ray Jordan, individually and as Special Administrator of the Estate of Doris L. Jordan, deceased, filed a complaint in the District Court of Leavensworth County, Kansas against Insys Therapeutics, Inc., Insys Pharma, Inc., Torgny Andersson, Mid-America Physiatrist, P.A., Steven Simon, M.D., Donna Ruck, Pharma Consultants KC, LLC, John N. Kapoor, Michael L. Babich, and Alec Burlakoff.  The plaintiff brings claims against Insys for negligence, conspiracy to commit fraud and breach of fiduciary duty, negligent misrepresentation, unfair and deceptive trade practices, unjust enrichment, survival action, and wrongful death action.  On January 31, 2018, Insys moved to consolidate this case with the Ballou and Witham actions, which were previously consolidated for pre-trial purposes.  Plaintiff opposed Insys’s motion, and the motion remains pending.  We intend to vigorously defend this matter and based on currently available information, we do not believe any resolution of this matter will have a material adverse effect on our business, financial position, or future results of operations.

Menucci.  On February 23, 2018, Lisa Mencucci and Angelo Mencucci filed a complaint in the Superior Court of Providence, Rhode Island against Insys Therapeutics, Inc. and Jerrold Rosenberg, M.D.  Plaintiffs bring claims against Insys for common law fraud, common law fraud and misrepresentation – punitive damages, conscious misrepresentation involving risk of physical harm, conscious misrepresentation involving risk of physical harm – punitive damages, Rhode Island General Law 9-1-2,  Rhode Island General Law 9-1-2 – punitive damages, negligent misrepresentation, negligent misrepresentation involving risk of physical harm, negligence, and violation of the Rhode Island Deceptive trade practices act.  We have not yet responded to the complaint.  We intend to vigorously defend this matter and based on currently available information, we do not believe any resolution of this matter will have a material adverse effect on our business, financial position, or future results of operations.

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

Stock Repurchase Program

On November 5, 2015, we announced a stock repurchase program. The stock repurchase program authorizes up to $50 million in repurchases of common stock, and any shares acquired will be retired as repurchased. This program was effective immediately and has no planned expiration date. The following table summarizes our share repurchase activity for our share repurchase program:

	Number of Shares Purchased	Cost of Share Purchases
Shares purchased at December 31, 2015	560,200	$16,459,000
Shares purchased during 2016	843,075	$16,099,000
Shares purchased at December 31, 2016	1,403,275	$32,558,000
Shares purchased during 2017	—	—
Shares purchased at December 31, 2017	1,403,275	$32,558,000

As of December 31, 2017, we had $17,442,000 remaining under this program.

9.	Stock-based Compensation

We currently have the following stock-based incentive plans:

2013 Employee Stock Purchase Plan

The 2013 Employee Stock Purchase Plan (the “ESPP”) was adopted by our Board of Directors and approved by our stockholders, and became effective in connection with our initial public offering in May 2013. Under the terms of the ESPP, eligible employees are granted a purchase right to purchase shares of our common stock that cannot exceed 15% of their earnings, nor exceed the Board of Director defined limits on the number of our common shares that can be offered under the ESPP. The purchase right entitles the eligible employee to purchase shares at the lesser of an amount equal to 85% of the fair market value of the shares on the offering date or 85% of the fair market value of the shares on the purchase date. The ESPP authorized the issuance of 530,400 shares of common stock pursuant to purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2014 through January 1, 2023, by the least of (a) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, (b) 600,000 shares (200,000 on a pre-split basis), or (c) a number determined by our Board of Directors that is less than (a) and (b). The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”). As of December 31, 2017, 1,667,773 shares of common stock have been purchased under the ESPP.

2013 Equity Incentive Plan

The 2013 Equity Incentive Plan (the “2013 Plan”) is the successor to and continuation of the 2006 Equity Incentive Plan and the Insys Pharma, Inc., Amended and Restated Equity Incentive Plan. The 2013 Plan was adopted by our Board of Directors and approved by our stockholders, and became effective in connection with our initial public offering in May 2013. The 2013 Plan provides for the grant of stock awards, including stock options, restricted stock, stock appreciation rights, performance units, performance shares and other stock awards, to our employees, directors and consultants. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2014 through January 1, 2023, by the lesser of (a) 4% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; or (b) a number of shares of common stock that may be determined each year by our Board of Directors that is less than the preceding clause (a). As of December 31, 2017, options to purchase 6,332,415 shares of common stock were outstanding and 6,232,807 shares remained available for future grant.

Amounts recognized in the consolidated statements of comprehensive income (loss) with respect to our stock-based compensation plans were as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Research and development	$3,217	$3,931	$2,133
General and administrative	12,798	17,658	19,749
Total cost of stock-based compensation	$16,015	$21,589	$21,882

Included in stock-based compensation for the years ended December 31, 2017, 2016 and 2015 was approximately $1,450,000, $3,878,000 and $4,867,000, respectively, of expense associated with the accelerated vesting of option awards related to terminated employees.

The following table summarizes stock option activity during the year ended December 31, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2014	7,707,162	$2.90
Granted	1,733,671	$14.57
Cancelled	(695,061)	$7.71
Exercised	(1,607,683)	$2.48
Outstanding as of December 31, 2015	7,138,089	$7.57
Granted	2,337,043	$14.86
Cancelled	(1,536,538)	$18.67
Exercised	(637,721)	$5.96
Outstanding as of December 31, 2016	7,300,873	$12.36
Granted	2,577,650	$10.73
Cancelled	(2,059,826)	$17.76
Expired	(9,834)	$20.13
Exercised	(1,476,448)	$3.08		$10.6
Outstanding as of December 31, 2017	6,332,415	$12.10	7.4	$12.0
Vested and exercisable as of December 31, 2017	3,499,957	$11.43	6.1	$10.2

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the positive difference between the fair market value of our common stock and the exercise price of the stock options. As of December 31, 2017, we expect to recognize $21,748,000 of stock-based compensation for our outstanding options over a weighted-average period of 2.61 years.

The total fair value of shares vested for the years ended December 31, 2017, 2016, and 2015 was $14,511,000, $19,970,000 and $25,392,000, respectively.

Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2017, 2016 and 2015 was $4,545,000, $3,803,000 and $9,524,000, respectively. For the years ended December 31, 2016 and 2015, we recorded net reductions of $122,000 and $13,593,000 respectively, of our federal and state income tax liability, with an offsetting credit to additional paid-in capital resulting from the excess tax benefits related to exercised stock options.  No such amounts were recognized during the year ended December 31, 2017, due to the implementation of ASU 2016-09.

Stock Option Valuation Information

The weighted-average assumptions used to estimate the fair value of employee stock options granted during the periods presented are as follows:

	2017	2016	2015
Expected volatility	57.8%	63.3%	69.9%
Risk-free interest rate	2.2%	1.6%	1.9%
Expected term (in years)	6.9	7.0	7.0
Expected dividend yield	0.0%	0.0%	0.0%

For the years ended December 31, 2017, 2016, and 2015, the weighted-average estimated fair value per option granted was $6.32, $9.20 and $19.20, respectively.

Restricted Stock Units

From time to time we grant restricted stock units to certain employees and directors. Restricted stock units are valued at the closing market price of our common stock on the day of grant and the total value of the units is recognized as expense ratably over the vesting period of the grants. The following table summarizes restricted stock unit activity during the year ended December 31, 2017:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2016	—	$—
Granted	481,250	$10.74
Cancelled	(85,350)	$12.54
Exercised	(14,000)	$12.65
Outstanding as of December 31, 2017	381,900	$10.27

As of December 31, 2017, we expect to recognize $2,897,000 of stock-based compensation for outstanding restricted stock units over a weighted-average period of 2.06 years.

10.	Income Taxes

Income tax expense (benefit) consists of the following (in thousands):

	Years Ended December 31,
	2017	2016	2015
Current income taxes:
Federal	$(12,474)	$5,916	$31,383
State and local	51	554	6,473
Total current income tax	(12,423)	6,470	37,856
Deferred income taxes:
Federal	20,178	(7,762)	(3,759)
State and local	3,065	2,126	(1,156)
Total deferred income tax	23,243	(5,636)	(4,915)
Income tax expense	$10,820	$834	$32,941

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act. The 2017 Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to: reduces the federal statutory income tax rate from 35% to 21% effective January 1, 2018, eliminates the ability to carryback NOLs arising after 2017 and instead would permit such NOLs to be carried forward indefinitely, repeals the domestic production deduction, further limits deductions for executive compensation and legal settlements, accelerates expensing for capital expenditures, and reduces the orphan drug credit to 25% from 50% of qualified clinical testing expenses.

We recognized, as a provisional estimate, a $7.5 million non-cash tax expense through income from continuing operations for the re-measurement of deferred tax assets and liabilities due to changes in tax laws included in the 2017 Tax Act. This re-measurement of deferred taxes had no impact on cash flows.

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (SAB 118) which addresses income tax accounting implications of the 2017 Tax Act. The purpose of SAB 118 was to address any uncertainty or diversity of view in applying ASC Topic 740, Income Taxes in the reporting period in which the 2017 Tax Act was enacted. SAB 118 addresses situations where the accounting is incomplete for certain income tax effects of the 2017 Tax Act upon issuance of a company’s financial statements for the reporting period which include the enactment date. SAB 118 allows for a provisional amount to be recorded if it is a reasonable estimate of the impact of the 2017 Tax Act. Additionally, SAB 118 allows for a measurement period to finalize the impacts of the 2017 Tax Act, not to extend beyond one year from the date of enactment.

Due to the timing of the enactment and the complexity involved in applying the provisions of the 2017 Tax Act, we have made reasonable estimates for certain effects of the 2017 Tax Act and recorded provisional amounts in our financial statements as of December 31, 2017. As we collect and prepare necessary data, and interpret the 2017 Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. We expect to complete our accounting for the tax effects of the 2017 Tax Act in 2018.

Estimates were used in determining the balance of deferred tax assets and liabilities subject to changes in tax laws included in the 2017 Tax Act. In addition, estimates were used in determining the timing of reversals of deferred tax assets and liabilities in assessing the ability to realize certain deferred tax assets, which impacted the valuation allowance adjustment we recorded as part of the effects of the 2017 Tax Act. Additional information and analysis is required to accurately determine the deferred tax assets and liabilities affected by the 2017 Tax Act, as well as determine the reversal pattern of such deferred tax assets and liabilities in assessing the ability to realize deferred tax assets.

Deferred Income Taxes

The tax effects of temporary differences and carry forwards that give rise to the deferred tax assets and liabilities are comprised of the following as of December 31 (in thousands):

	2017	2016
Deferred income tax assets:
NOLs and credits	$38,858	$27,046
Start-up expenditures	1,480	2,604
Stock-based compensation	6,439	11,727
Allowances	931	1,264
Expenses currently not deductible for tax purposes	6,838	10,652
Deferred revenue	251	—
Other	1,167	1,963
Gross deferred tax assets	55,964	55,256
Deferred income tax asset valuation allowance	(50,339)	(23,508)
Deferred income tax assets	5,625	31,748
Deferred income tax liabilities:
Federal impact of state taxes	(643)	(1,073)
Property and equipment	(4,058)	(6,246)
Prepaid expenses	(924)	(1,186)
Net deferred income tax assets	$-	$23,243

As of December 31, 2017, we had approximately $1.1 million of Federal NOLs and $236.6 million of state NOLs.  A portion of both of these NOLs will begin to expire in 2018.  As of December 31, 2017, we had approximately $11.4 million of Federal tax credits and $5.6 million of state tax credits.  A portion of both the Federal and state tax credits will begin to expire in 2030.

We record valuation allowances to reduce the book value of our deferred tax assets to amounts that are estimated on a more likely than not basis to be realized. In assessing the realization of deferred tax assets, we evaluate both positive and negative evidence with greater weight given to information that is objectively verifiable. Based on this evidence, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We also consider the scheduled reversal of deferred tax liabilities, projected future taxable income or losses, and tax planning strategies in making this assessment. As a result of this evaluation, we increased the valuation allowance for deferred taxes by $26.8 million for the period ended December 31, 2017.  The establishment of a valuation allowance does not impact cash, nor does it preclude us from using our tax credits, loss carryforwards and other deferred tax assets in the future.

Effective Tax Rate Reconciliation:

Our federal statutory tax rate is 35.0%, while our effective tax rate was (5.0)% for the year ended December 31, 2017, as set forth below:

	2017	2016	2015
U.S. statutory tax rate	35.0%	35.0%	35.0%
Increase (reduction) of income taxes resulting from:
State income taxes, net of federal benefit	0.7%	(0.1)%	2.3%
Non-deductible litigation expense	—	3.4%	3.5%
Non-deductible and includible items	(0.9)%	7.5%	0.7%
Non-deductible lobbying expense	—	8.3%	—
Research and other credits	1.1%	(63.5)%	(5.4)%
Uncertain tax positions	(0.1)%	4.2%	2.7%
Domestic manufacturing deduction	—	(14.6)%	(3.0)%
Stock based compensation	(1.3)%	5.1%	0.4%
Tax exempt interest income	—	(1.5)%	—
Non-deductible settlement expenses	(24.3)%	—	—
Adjustment of net deferred tax assets for U.S. tax reform	(3.5)%	—	—
Other	—	0.6%	—
Change in valuation allowance	(11.7)%	25.5%	(0.1)%
Total provision for income taxes	(5.0)%	9.9%	36.1%

The following is a reconciliation of the beginning and ending amounts of unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2017	2016
Beginning balance	$9,800	$8,920
Additions based on current year's tax positions	555	758
Deductions based on prior year's tax positions	(239)	—
Additions based on prior year's tax positions	18	122
Ending balance	$10,134	$9,800

We establish reserves when it is more likely than not that we will not realize the full tax benefit of a position. We had a reserve of $10.1 million as of December 31, 2017, mostly related to tax credits of $2.8 million, state and local income tax filing positions of $5.4 million, and $1.9 million of other permanent differences. If recognized, $10.1 million would affect our effective tax rate.

Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statutes of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, we do not anticipate any significant changes to unrecognized tax benefits over the next 12 months. Approximately $1.3 million of interest has been included in income taxes and accounted for on the balance sheet related to unrecognized tax positions as of December 31, 2017.

We are currently under examination in the U.S. for tax years 2014 and 2015. Because of NOLs and research credit carryovers, substantially all of our tax years remain open to examination.

11.	Net Income (Loss) per Share

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. The diluted income (loss) per share further includes any common shares available to be issued upon exercise of outstanding stock options if such inclusion would be dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Years Ended December 31,
	2017	2016	2015
Historical net income (loss) per share - Basic
Numerator:
Net income (loss)	$(228,015)	$7,590	$58,053
Denominator:
Weighted average number of common shares outstanding	72,259,063	71,618,793	71,592,581
Basic net income (loss) per common share	$(3.16)	$0.11	$0.81
Historical net income (loss) per share - Diluted
Numerator:
Net income (loss)	$(228,015)	$7,590	$58,053
Denominator:
Weighted average number of common shares outstanding	72,259,063	71,618,793	71,592,581
Effect of dilutive stock options	—	2,527,125	4,115,070
Weighted average number of common shares outstanding	72,259,063	74,145,918	75,707,651
Diluted net income (loss) per common share	$(3.16)	$0.10	$0.77

The calculation of diluted net income (loss) per common share excludes the effects of 1,677,040, 2,596,324 and 1,460,986 outstanding stock options for the years ended December 31, 2017, 2016, and 2015, respectively, as the impact of these options was anti-dilutive.

12.	Product Lines, Concentration of Credit Risk and Significant Customers

We are engaged in the business of developing and selling pharmaceutical products. In 2017, we have two product lines, SUBSYS® and SYNDROS®. Our CODM evaluates revenues based on product lines.

The following tables summarize our net revenue by product line, as well as the percentages of revenue by route to market (in thousands):

	Net Revenue by Product Line
	Years Ended December 31,
	2017	2016	2015
SUBSYS ®	$139,250	$242,275	$329,040
SYNDROS ®	1,443	—	—
Dronabinol SG Capsule	—	—	1,283
Total net revenue	$140,693	$242,275	$330,323

	Percent of Revenue by Route to Market
	Years Ended December 31,
	2017	2016	2015
Pharmaceutical wholesalers	63%	67%	95%
Specialty pharmaceutical retailers	37%	33%	5%
	100%	100%	100%

All our products are sold in the United States of America.

Product shipments to our three largest pharmaceutical wholesaler customers accounted for 26%, 18% and 11% of total shipments and product shipments to two specialty pharmaceutical retailers accounted for 23% and 14% of total shipments for the year ended December 31, 2017. Product shipments to our four largest pharmaceutical wholesaler customers accounted for 17%, 16%, 15% and 14% of total shipments and product shipments to one specialty pharmaceutical retailer accounted for 32% of total shipments for the year ended December 31, 2016. Product shipments to our four largest pharmaceutical wholesaler customers accounted for 32%, 20%, 17% and 14% of total shipments for the year ended December 31, 2015.    Three pharmaceutical wholesalers’ accounts receivable balances accounted for 44%, 18% and 10% of gross accounts receivable as of December 31, 2017, and two specialty pharmaceutical retailers’ accounts receivable balances accounted for 13% and 12% of gross accounts receivable as of December 31, 2017. Four pharmaceutical wholesalers’ accounts receivable balances accounted for 36%, 23%, 21% and 13% of gross accounts receivable as of December 31, 2016.

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

A summary of additions and deductions related to the allowances for accounts receivable for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	Balance at Beginning of Year	Charged to Costs and Expenses	Utilization	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2017	$685	$—	$(685)	$—
Year ended December 31, 2016	$811	$(96)	$(30)	$685
Year ended December 31, 2015	$398	$413	$—	$811
Allowance for sales wholesaler discounts, prompt pay discounts, stocking allowances, and chargebacks:
Year ended December 31, 2017	$5,459	$14,525	$(16,152)	$3,832
Year ended December 31, 2016	$7,556	$27,968	$(30,065)	$5,459
Year ended December 31, 2015	$5,418	$38,036	$(35,898)	$7,556

14.	Quarterly Results of Operations (Unaudited)

The following table sets forth a summary of our unaudited quarterly operating results for each of the last eight quarters in the period ended December 31, 2017. We have derived this data from our unaudited consolidated interim financial statements that, in our opinion, have been prepared on substantially the same basis as the audited consolidated financial statements contained elsewhere in this report and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this report. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period (in thousands, except per share data).

	Quarter Ended
	12/31/17	9/30/17	6/30/17	3/31/17
Net revenue	$31,485	$30,670	$42,576	$35,962
Gross profit (1)	$26,874	$23,198	$38,655	$31,323
Net loss (2) (3)	$(46,987)	$(166,320)	$(8,184)	$(6,524)
Net loss per common share:
Basic	$(0.65)	$(2.30)	$(0.11)	$(0.09)
Diluted	$(0.65)	$(2.30)	$(0.11)	$(0.09)

	Quarter Ended
	12/31/16	9/30/16	6/30/16	3/31/16
Net revenue	$54,860	$57,773	$69,221	$60,421
Gross profit (4)	45,055	53,096	62,948	55,783
Net income (loss) (5)	(3,652)	2,925	6,027	2,290
Net income (loss) per common share:
Basic	$(0.05)	$0.04	$0.08	$0.03
Diluted	$(0.05)	$0.04	$0.08	$0.03

(1)	The fourth quarter of 2017 includes an allowance of $2,100,000 for excess and obsolete inventory as the result of a change in estimate.
(2)	The third quarter of 2017 includes an accrual of $150,000,000 related to the DOJ Investigation.
(3)

The fourth quarter of 2017 includes a provisional tax expense of $7,500,000 related to the 2017 Tax Act, and an increase in tax expense associated with the accrual of $22,600,000 related to the valuation allowance of deferred tax assets.

(4)	The fourth quarter of 2016 includes an allowance of $5,800,000 for excess and obsolete SUBSYS® inventory.

(5)	The fourth quarter of 2016 includes charges related to litigation award and settlements of $3,900,000.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Our independent registered public accounting firm, BDO USA, LLP, has audited the effectiveness of our internal controls over financial reporting as of December 31, 2017, as stated in its audit report which is included herein.

Previously Reported Material Weaknesses Relating to Product Sales Allowances and the Allowance for Excess and Obsolete Inventory

As previously reported, we did not have effective policies and procedures, and effective reviews by personnel at an appropriate level, for accounting for the rebates component of our product sales allowances and the allowance for excess and obsolete inventory in accordance with U.S. GAAP. Specifically, we did not have controls designed to validate the completeness and accuracy of underlying data used in the determination of these significant estimates. Overall the management in the finance and accounting group did not display adequate tone at the top with respect to judgment and rigor required to resolve the accounting for the rebates component of our product sales allowances and the allowance for excess and obsolete inventory matters.

With the oversight of our Audit Committee, we took corrective steps during 2017 to remediate the underlying causes of the material internal control weakness relating to the accounting for the rebates component of our product sales allowances and the allowance for excess and obsolete inventory in accordance with U.S GAAP. The corrective steps we have taken, which are intended to ensure that we have effective policies and procedures, and effective reviews by personnel at an appropriate level, for accounting for the rebates component of our product sales allowances and the allowance for excess and obsolete inventory in accordance with U.S. GAAP, include:

•

We have increased resources within our organization, including some key hires in the finance department to develop and implement continued improvements and enhancements to address the overall deficiencies that led to the material weaknesses.  More specifically, with the oversight of the audit committee, significant personnel changes were made including the hiring of a new President and Chief Executive Officer (on April 17, 2017) and a new Chief Financial Officer (on August 7, 2017).  In addition, a new Vice President of Managed Markets was hired with expertise around industry practices in rebates and managed care contracts.  We have also hired a Director of Pricing and Contracting in the managed care organization. All of these executives have significant pharmaceutical industry experience and these hires resulted from a comprehensive national search process conducted by an outside recruiting firm.  In addition to the above executive hires, since April 2017, we created a new position for an accounting manager within the finance department, who we hired along with two senior accountants to ensure that we have a sufficient complement of finance personnel within the accounting function responsible for the completeness and accuracy of underlying data used in the determination of significant estimates.  As these employees have integrated into our organization, we have reviewed our policies and procedures around internal controls. We believe these personnel changes were overarching remedial measures that assisted us with each of the material weaknesses by establishing effective policies and procedures, accomplishing timely and effective reviews by personnel at an appropriate level, and ensuring that we have addressed tone at the top with respect to judgment and appropriate rigor.

•

With respect to maintaining and establishing effective policies and procedures, we have also taken additional steps of engaging external accounting consultants to review and assist with the documentation of policies and procedures related to our product sales allowances and an external legal consultant to review our managed care contracts with oversight of the managed care review by our new Vice President of Managed Markets.  We implemented a cross-functional review process that includes communication with, and sign-off by, the finance, managed markets and business intelligence departments to ensure proper process and accounting for rebates and other managed markets concepts.

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

•

As we have integrated our new personnel, we have added additional reviews of the underlying data used to develop significant estimates related to accounting for the rebate component of our product sales allowances and the allowance for excess and obsolete inventory in accordance with U.S. GAAP.  We have implemented a cross-functional review processes with respect to rebates and other similar managed markets concepts and inventory obsolescence. We have implemented a sales and operations planning process on a monthly basis with finance, manufacturing, sales, and managed care to review product sales allowances and the allowance for excess and obsolete inventory.

As of December 31, 2017, we have completed documentation and implementation of the new and revised internal controls described above. After completing our testing of the design and operating effectiveness of these new processes and controls, we concluded that the above identified material weaknesses relating to the accounting for the rebates component of our product sales allowances and the allowance for excess and obsolete inventory in our internal controls over financial reporting have now been fully remediated and the controls were operating effectively as of December 31, 2017.

Change in Internal Controls Over Financial Reporting

During the quarterly period ending December 31, 2016, we identified a material weakness in our internal control over financial reporting regarding the accounting for product sales allowances and the allowance for excess and obsolete inventory. Other than remediating the previously disclosed material weaknesses related to accounting for product sales allowances and the allowance for excess and obsolete inventory described above, there were no other changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Insys Therapeutics, Inc.

Chandler, Arizona

Opinion on Internal Control over Financial Reporting

We have audited Insys Therapeutic Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated March 9, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BDO USA, LLP

Phoenix, Arizona

March 9, 2018

ITEM 9B.	OTHER INFORMATION

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On March 8, 2018, the Company executed an employment agreement with Andy Long, the Company’s Chief Financial Officer.  This employment agreement is effective as of Mr. Long’s start date, which was August 7, 2017. In connection with his employment, the Board had previously designated Mr. Long as an “officer” for purposes of Section 16 of the Securities Exchange Act of 1934 and an “executive officer” of the Company for purposes of disclosure in the Company's annual report on Form 10-K and proxy statement in accordance with Rule 3b-7 under the Exchange Act and Item 401(b) of Regulation S-K.

As set forth in his employment agreement, Mr. Long (i) receives a base salary at the annualized rate of $350,000 (three hundred fifty thousand U.S. dollars), to be paid consistent with Company’s payroll policies and protocols; (ii) is eligible for a performance-based, cash bonus as set by the compensation committee of the Board as a percentage of his base salary at “target,” and (iii) is eligible to participate in any additional officer incentive program of the Company adopted by the Board and/or the compensation committee of the Board.  Any base salary and cash bonus earned by Mr. Long pursuant to any such program will be subject to standard payroll deductions and applicable tax withholdings.  Mr. Long has received and will continue to receive customary benefits such as relocation assistance, health and life insurance and retirement benefits.  The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the complete terms of this employment agreement, a copy of which is filed herewith as Exhibit 10.19 and which is incorporated herein by reference.  The Company also entered into the Company’s director and officer indemnity agreement with Mr. Long, the form of which has been previously filed with the Securities and Exchange Commission.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after our year ended December 31, 2017 in connection with our 2018 Annual Meeting of Stockholders, or the 2018 Proxy Statement, and is incorporated herein by reference.

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

The information required by this item will be included in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the 2018 Proxy Statement and is incorporated herein by reference.

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

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger Among the Registrant, Insys Therapeutics, Inc. and ITNI Merger Sub Inc. dated October 29, 2010 (1)

3.1	Registrant’s Amended and Restated Certificate of Incorporation (2)

3.2	Registrant’s Amended and Restated Bylaws (3)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (4)

4.1	Form of Common Stock Certificate of the Registrant (19)

4.2	Rights Agreement, dated August 15, 2014 between the Insys Therapeutics, Inc. and Computershare Trust Company, N.A. (5)

10.1+	Form of Indemnity Agreement by and between the Registrant and its directors and officers (6)

10.2+	Insys Therapeutics, Inc. 2006 Equity Incentive Plan, as amended (7)

10.3+	Insys Pharma, Inc. Amended and Restated Equity Incentive Plan (8)

10.4+	2013 Equity Incentive Plan and Form of Stock Option Grant Notice and Form of Stock Option Agreement thereunder (9)

10.5+	2013 Employee Stock Purchase Plan (10)

10.6+	Amended and Restated Employment Agreement by and between the Registrant and Michael Babich dated April 18, 2013 (11)

10.7+	Employment Agreement by and between the Registrant and Darryl Baker dated April 18, 2013 (12)

10.8Ω	Softgel Commercial Manufacturing and Packaging Agreement dated as of March 21, 2011 by and between the Registrant and Catalent Pharma Solutions, LLC (13)

10.9Ω	First Amendment to Softgel Commercial Manufacturing and Packaging Agreement dated as of March 5, 2012 by and between the Registrant and Catalent Pharma Solutions, LLC (14)

10.10Ω	Manufacturing Agreement dated as of May 24, 2011 by and between the Registrant and DPT Lakewood, LLC, as amended on October 29, 2013 and April 30, 2015 (15)

10.11Ω	Letter Agreement dated April 23, 2012, amending the DPT Lakewood, LLC Manufacturing Agreement dated as of May 24, 2011 (16)

10.12	Amendment to Manufacturing and Supply Agreement, dated as of July 14, 2016 by and between the Registrant and DPT Lakewood, LLC (20)
10.13Ω	Amended and Restated Supply, Development & Exclusive Licensing Agreement dated as of October 30, 2015 by and between the Registrant and AptarGroup, Inc. (24)

10.14	Amendment to Restated Supply, Development & Exclusive Licensing Agreement dated as of April 6, 2017, by and between the Registrant and AptarGroup, Inc. (22)

10.15+	Non-Employee Director Compensation Policy (17)

10.16+	Employment Offer Statement effective January 31, 2014 by and between Registrant and Franc Del Fosse (18)

10.17+	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Grant Agreement thereunder (21)

Exhibit Number	Description of Document

10.18+	Executive Employment Agreement, dated as of April 17, 2017, by and between the Registrant and Saeed Motahari (23)
10.19+	Executive Employment Agreement, dated as of August 7, 2017, by and between the Registrant and Andrew Long (furnished herewith)
21.1	Subsidiaries of the Registrant (25)

23.1*	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1*

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

31.2*

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32*

Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as Exhibit 2.1 to the Company’s Form S-1 Registration Statement (No. 333-173154) on March 30, 2011.
(2)	Previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014.
(3)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2016.
(4)	Previously filed as 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 18, 2014.
(5)	Previously filed as 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 18, 2014.
(6)	Previously filed as Exhibit 10.1 to the Company’s Form S-1 Registration Statement (No. 333-173154) on March 30, 2011.
(7)	Previously filed as Exhibit 10.3 to the Company’s Form S-1 Registration Statement (No. 333-173154) on March 30, 2011.
(8)	Previously filed as Exhibit 10.4 to the Company’s Form S-1 Registration Statement (No. 333-173154) on March 30, 2011.
(9)	Previously filed as Exhibit 99.3 to the Company’s Form S-8 Registration Statement (No. 333-188306) on May 2, 2013.
(10)	Previously filed as Exhibit 99.4 to the Company’s Form S-8 Registration Statement (No. 333-188306) on May 2, 2013.
(11)	Previously filed as Exhibit 10.6 to the Company’s Form S-1/A Registration Statement (No. 333-173154) on April 25, 2013.

(12)	Previously filed as Exhibit 10.8 to the Company’s Form S-1/A Registration Statement (No. 333-173154) on April 25, 2013.
(13)	Previously filed as Exhibit 10.12 to the Company’s Form S-1/A Registration Statement (No. 333-173154) on July 15, 2011.
(14)	Previously filed as Exhibit 10.13 to the Company’s Form S-1/A Registration Statement (No. 333-173154) on February 27, 2013.
(15)	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.
(16)	Previously filed as Exhibit 10.17 to the Company’s Form S-1/A Registration Statement (No. 333-173154) on February 27, 2013.
(17)	Previously filed as Exhibit 10.22 to the Company’s Form S-1/A Registration Statement (No. 333-173154) on April 15, 2013.
(18)	Previously filed as 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014.
(19)	Previously filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
(20)	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
(21)	Previously filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
(22)	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
(23)	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.
(24)	Previously filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
(25)	Previously filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 9, 2018.

Insys Therapeutics, Inc.

By	/s/ Saeed Motahari
Saeed Motahari
President and Chief Executive Officer
(Principal Executive Officer)

By	/s/ Andrew G. Long
Andrew G. Long
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrew G. Long and Franc Del Fosse, jointly and severally, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Saeed Motahari	President, Chief Executive Officer and Member of the Board of Directors (Principal Executive Officer)	March 9, 2018
Saeed Motahari

/s/ Andrew G. Long	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2018
Andrew G. Long

/s/ Steven Meyer	Executive Chairman of the Board of Directors	March 9, 2018
Steven Meyer

/s/ Pierre Lapalme	Member of the Board of Directors	March 9, 2018
Pierre Lapalme

/s/ Vaseem Mahboob	Member of the Board of Directors	March 9, 2018
Vaseem Mahboob

Member of the Board of Directors
Brian Tambi

/s/ Dr. Rohit Vishnoi	Member of the Board of Directors	March 9, 2018
Dr. Rohit Vishnoi