Form 10-Q
period 2018-03-31
Insys Therapeutics, Inc.
filed 2018-05-10
CIK 1516479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 30, 2018, the registrant had 73,808,904 shares of Common Stock ($0.01 par value) outstanding.

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

Abbreviated Term	Defined Term

ANDA	Abbreviated New Drug Application
API	Active pharmaceutical ingredient
Aptar	AptarGroup, Inc.
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATRA	American Taxpayer Relief Act of 2012
AUC	Area under the curve
AVC	Assurance of Voluntary Compliance
BTCP	Breakthrough cancer pain
Catalent	Catalent Pharma Solutions, LLC
CBD	Synthetic cannabidiol
cGMP	Current Good Manufacturing Practices
CID	Civil Investigative Demand
CINV	Chemotherapy-induced nausea and vomiting
CMS	Centers for Medicare & Medicaid Services
CRO	Contract Research Organization
CSA	Federal Controlled Substances Act of 1970
DEA	U.S. Drug Enforcement Administration
DOJ	U.S. Department of Justice
DOJ Investigations	HHS and HIPAA investigations, collectively
ERP	Enterprise Resource Planning
ESI	Express Scripts, Inc.
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
FDCA	Federal Food, Drug, and Cosmetic Act
FSS	Federal Supply Schedule
GAO	Government Accountability Office
GCP	Good Clinical Practices
GI	Gastrointestinal
GLP	Good Laboratory Practices
HHS	U.S. Department of Health and Human Services
HIPAA	Health Insurance Portability and Accountability Act of 1996
HITECH	Health Information Technology for Economic and Clinical Health Act of 2009
IND	Investigational New Drug Application
Insys Pharma	Insys Pharma, Inc.
Insys Therapeutics	Insys Therapeutics, Inc.
IPO	Initial public offering
IPR	Inter Partes Review
IQVIA	IQVIA Holdings Inc. (formerly IMS Health, or “IMS”)
IRB	Institutional Review Board
MMA	Medicare Prescription Drug, Improvement, and Modernization Act of 2003
Mylan	Mylan Pharmaceuticals, Inc.
NDA	New Drug Application
NeoPharm	NeoPharm, Inc.

NOL	Net operating loss carryforward
NRV	Net Realizable Value
NSAID	Non-steroidal anti-inflammatory drug
Orange Book	FDA's Approved Drug Products with Therapeutic Equivalence Evaluations
ODOJ	Oregon Department of Justice
PBM	Pharmacy Benefit Managers
PDEs	Prescription Drug Events
PDMA	Prescription Drug Marketing Act
PDUFA	Prescription Drug User Fee Act
PK	Pharmacokinetics
PPACA	Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010
QSR	FDA's Quality System Regulation
REMS	Risk Evaluation and Mitigation Strategy
Renaissance	Renaissance Acquisition Holdings, LLC (formerly DPT Lakewood, LLC, or “DPT”)
RLD	Reference listed drug
SEC	U.S. Securities and Exchange Commission
THC	Delta-9-tetrahydrocannabinol
TIRF	Transmucosal immediate-release fentanyl
TIRF REMS	Transmucosal immediate release fentanyl risk evaluation and mitigation strategy
USAO	United States Attorney Office
U.S. GAAP	Accounting Principles Generally Accepted in the United States of America
USPTO	United States Patent and Trademark Office
VC	Vomiting center

PART I:  FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

INSYS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	December 31,
	2018	2017
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$18,549	$31,999
Short-term investments	95,895	85,189
Accounts receivable, net of allowances of $4,005 and $3,832 at March 31, 2018 and December 31, 2017, respectively	15,761	21,513
Inventories, net	16,300	17,408
Prepaid expenses and other current assets	20,189	19,833
Total current assets	166,694	175,942
Property and equipment, net	54,777	55,174
Long-term investments	31,633	46,733
Other assets	835	1,231
Total assets	$253,939	$279,080
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$29,440	$30,438
Accrued compensation	4,014	8,808
Accrued sales allowances	12,833	16,290
Deferred revenue	—	1,109
Accrued litigation award and settlements	151,524	150,534
Total current liabilities	197,811	207,179
Uncertain income tax positions	8,765	8,619
Total liabilities	206,576	215,798
Commitments and contingencies (Note 6)
Stockholders' Equity:
Preferred stock (par value $0.001 per share; 10,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively)	—	—
Common stock (par value $0.01 per share; 100,000,000 shares authorized; 73,808,821 and 73,612,052 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively)	738	736
Additional paid in capital	282,048	278,356
Unrealized loss on available-for-sale securities, net of tax	(550)	(438)
Notes receivable from stockholders	—	(21)
Accumulated deficit	(234,873)	(215,351)
Total stockholders' equity	47,363	63,282
Total liabilities and stockholders' equity	$253,939	$279,080

See accompanying notes to unaudited condensed consolidated financial statements.

INSYS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net revenue	$23,911	$35,962
Cost of revenue	2,204	4,639
Gross profit	21,707	31,323
Operating expenses:
Sales and marketing	9,051	15,658
Research and development	12,260	12,934
General and administrative	19,889	15,042
Charges related to litigation award and settlements	740	—
Total operating expenses	41,940	43,634
Operating loss	(20,233)	(12,311)
Other income:
Interest income	503	435
Other income (expense), net	(469)	26
Total other income	34	461
Loss before income taxes	(20,199)	(11,850)
Income tax expense (benefit)	171	(5,326)
Net loss	(20,370)	(6,524)
Unrealized gain (loss) on available-for-sale securities, net of tax	(112)	75
Total comprehensive loss	$(20,482)	$(6,449)
Net loss per common share:
Basic	$(0.28)	$(0.09)
Diluted	$(0.28)	$(0.09)
Weighted average common shares outstanding
Basic	73,745,202	71,945,743
Diluted	73,745,202	71,945,743

See accompanying notes to unaudited condensed consolidated financial statements.

INSYS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

(unaudited)

	Common Stock		Additional Paid in	Unrealized Loss on Available- For-Sale	Notes Receivable From	Accumulated
	Shares	Amount	Capital	Securities	Stockholders	Deficit	Total
Balance at December 31, 2017	73,612,052	$736	$278,356	$(438)	$(21)	$(215,351)	$63,282
Adoption of new accounting standard ASC 606	—	—	—	—	—	848	848
Exercise of stock options	146,859	2	522	—	—	—	524
Stock-based compensation- stock options, awards, and restricted stock units	—	—	3,170	—	—	—	3,170
Unrealized loss on available-for -sale securities, net of tax	—	—	—	(112)	—	—	(112)
Vesting of restricted stock units	49,910	—	—	—	—	—	—
Write-off of notes receivable from stockholders	—	—	—	—	21	—	21
Net loss	—	—	—	—	—	(20,370)	(20,370)
Balance at March 31, 2018	73,808,821	$738	$282,048	$(550)	$—	$(234,873)	$47,363

See accompanying notes to unaudited condensed consolidated financial statements.

INSYS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(20,370)	$(6,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory obsolescence reserve	528	2,105
Depreciation and amortization	1,938	1,774
Stock-based compensation	3,170	3,992
Deferred income tax benefit	—	(4,465)
Loss on disposal of property and equipment	108	—
Write-off of notes receivable and other assets due from stockholders	26	—
Amortization of investment discount	93	347
Changes in operating assets and liabilities:
Accounts receivable	6,002	7,341
Inventories	1,035	(447)
Prepaid expenses and other current assets	(361)	(1,353)
Accounts payable, accrued expenses and other current and noncurrent liabilities	(10,312)	(16,039)
Accrued litigation award and settlements	740	(3,400)
Net cash used in operating activities	(17,403)	(16,669)
Cash flows from investing activities:
Purchase of investments	(25,394)	(46,510)
Proceeds from sales of investments	6,880	1,620
Proceeds from maturities of investments	22,703	26,545
Purchases of property and equipment	(760)	(1,909)
Net cash provided by (used in) investing activities	3,429	(20,254)
Cash flows from financing activities:
Proceeds from exercise of stock options	524	654
Net cash provided by financing activities	524	654
Change in cash and cash equivalents	(13,450)	(36,269)
Cash and cash equivalents, beginning of period	31,999	104,642
Cash and cash equivalents, end of period	$18,549	$68,373
Supplemental cash flow disclosures:
Cash paid for income taxes	$43	$14
Non-cash capital expenditures	$889	$2,702

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

We are a commercial-stage specialty pharmaceutical company that develops and commercializes innovative supportive care products. As of March 31, 2018, we have two marketed products: SUBSYS®, a proprietary sublingual fentanyl spray for BTCP in opioid-tolerant adult patients; and SYNDROS®, a proprietary, orally administered liquid formulation of dronabinol for the treatment of CINV and anorexia associated with weight loss in patients with AIDS.

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. GAAP, pursuant to rules and regulations of the SEC. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. Certain recurring seasonal factors relating to the commencement of a new calendar year may have an adverse effect on net revenue in the first quarter. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2017, included in our Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2018, are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make a number of estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported period. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition (which is affected by prescriptions dispensed, wholesaler discounts, patient discount programs, rebates, and chargebacks), inventories, fair value of investments, legal liabilities and settlements, stock-based compensation expense, uncertain tax positions, and deferred tax valuation allowances. We base our estimates on historical experience and on various other assumptions that are believed by management to be reasonable under the circumstances. Actual results could materially differ from these estimates.

Certain prior period amounts have been reclassified to conform with current period presentation.

All significant intercompany balances and transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

Effective January 1, 2018, we adopted the requirements of ASU No. 2014-09, “Revenue from Contracts with Customers (ASC Topic 606)” and all the related amendments (“new revenue standard”). The new revenue standard aims to achieve a consistent application of revenue recognition within the United States, resulting in a single revenue model to be applied by reporting companies under U.S. GAAP. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new revenue standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We used the modified retrospective transition method for all contracts that were not completed as of the adoption date. In addition, we have applied the practical expedient to contract modifications, as allowed by the SEC, but did not have any material contract modifications to be included in the initial adoption of ASC Topic 606. The comparative information in these condensed consolidated financial statements has not been restated and continues to be reported under ASC Topic 605, “Revenue Recognition”. We expect the impact of the adoption of the new standard to be immaterial to our net income (loss) on an ongoing basis. We recognize revenue when we transfer control of our products to our customers, as our contracts have a single performance obligation (delivery of our product to their preferred location). Our sales revenue from SUBSYS® continues to be recognized when product is delivered to wholesale pharmaceutical distributors and specialty retail pharmacies (collectively, our customers). In accordance with the new revenue standard, our sales revenue from SYNDROS® is now recognized when product is delivered to our customers, where revenue was previously deferred until the right of return no longer existed, which occurred at the earlier of the time SYNDROS® units were sold to health care facilities or dispensed through patient prescriptions, or expiration of the right of return. It is common for our contracts to include product sales allowances that can decrease the transaction price and are therefore considered to be variable consideration. In accordance with the new revenue standard, we estimate the amount of variable consideration promised in the contract using the expected value (probability weighted estimate) method. We do not have any significant extended payment terms as payment is received shortly after the point of sale. See Note 2, Revenue Recognition, for additional discussion of our revenue recognition policy, variable consideration estimates, and the impact of adopting the new revenue standard on our condensed consolidated balance sheets and statements of operations and comprehensive loss for the three months ended March 31, 2018. Overall, the adoption of the new revenue standard did not have a material impact on the amounts reported in our condensed consolidated financial statements and there were no other significant changes impacting the timing or measurement of our revenue or our business processes and controls.

The cumulative effect of the changes made to our January 1, 2018 condensed consolidated balance sheets for the adoption of the new revenue standard was as follows (in thousands):

	Balance at December 31, 2017	Adjustments due to adoption of ASC Topic 606	Balance at January 1, 2018
Condensed Consolidated Balance Sheets:
Inventories, net	17,408	(59)	17,349
Accrued sales allowances	16,290	320	16,610
Deferred revenue	1,109	(1,109)	—
Accumulated deficit	(215,351)	848	(214,503)

The impact of adopting the new revenue standard on our condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended
	March 31, 2018
	Balances without Adopting ASC Topic 606	Impact of Adopting ASC Topic 606	As Reported
Condensed Consolidated Statements of Operations and Comprehensive Loss:
Net revenue	$23,746	$165	$23,911
Cost of revenue	2,194	10	2,204
Gross profit	21,552	155	21,707
Operating loss	(20,388)	155	(20,233)
Loss before income taxes	(20,354)	155	(20,199)
Net loss	(20,525)	155	(20,370)

The impact of adopting the new revenue standard on our condensed consolidated balance sheets was as follows (in thousands):

	March 31, 2018
	Balances without Adopting ASC Topic 606	Impact of Adopting ASC Topic 606	As Reported
Condensed Consolidated Balance Sheets:
Inventories, net	$16,232	68	$16,300
Total current assets	166,626	68	166,694
Total assets	253,871	68	253,939
Accrued sales allowances	12,741	92	12,833
Deferred revenue	1,366	(1,366)	—
Total liabilities	207,850	(1,274)	206,576
Accumulated deficit	(235,028)	155	(234,873)
Total stockholders' equity	47,208	155	47,363

Effective January 1, 2018, we adopted ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”, and ASU No. 2018-03, “Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. These standards amended the Financial Instruments topic of the ASC to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The standard requires that unrealized gains and losses on investments in equity securities to be recognized in net income. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

Effective January 1, 2018, we adopted ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. The guidance clarifies how certain cash flow transactions are classified in the statement of cash flows. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

Effective January 1, 2018, we adopted ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory”. Prior to January 1, 2018, U. S. GAAP prohibited the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset was sold to an outside party, which was an exception to the principle of comprehensive recognition of current and deferred income taxes in U. S. GAAP. This guidance eliminates the exception for an intra-entity transfer of an asset other than inventory. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

Effective January 1, 2018, we adopted ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting”. The ASU requires modification accounting to a share-based payment award unless all of the following are the same immediately before and after the change: the award’s fair value; the award’s vesting conditions; and the award’s classification as an equity instrument or a liability instrument. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

Effective January 1, 2018, we adopted ASU No. 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update)”. The standard addresses any uncertainty or diversity of views in practice regarding the application of ASC Topic 740 in situations where a registrant did not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting under ASC Topic 740 for certain income tax effects of the 2017 Tax Cuts and Jobs Act (the “Act”) for the reporting period in which the Act was enacted. The Company recognized the provisional tax impacts of the Act in the fourth quarter of 2017. During the first quarter of 2018, the Company did not receive any additional information regarding these provisional calculations. As a result, the Company continues to anticipate finalizing its analysis in connection with the completion of the Company's tax return for 2017 to be filed in 2018.

Recent Accounting Pronouncements

In March 2017, the FASB issued ASU No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, to amend the amortization period for certain purchased callable debt securities held at a premium. The ASU shortens the amortization period for the premium to the earliest call date. Under current U.S. GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. The amendments should be applied on a modified retrospective basis and are effective for fiscal years beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact of this amendment on our condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments effected by this ASU affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income and are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the timelier recognition of losses. We do not expect this amendment to have a material impact on our condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases: (Topic 842), to provide guidance on recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements, specifically differentiating between different types of leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from all leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous U.S. GAAP guidance. There continues to be a differentiation between finance leases and operating leases. However, the principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases should be recognized in the balance sheet. The accounting applied by a lessor is largely unchanged from that applied under previous U.S. GAAP guidance. The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commenced before the effective date in accordance with previous U.S. GAAP guidance unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous U.S. GAAP guidance. We currently expect that most of our operating lease commitments will be subject to the update and recognized as right-of-use assets and operating lease liabilities upon adoption. We expect the standard to have a material impact on our assets and liabilities for the addition of right-of-use assets and lease liabilities, but we do not expect it to have a material impact to our results of operations or liquidity.

2.	Revenue Recognition

To determine revenue recognition for contractual arrangements that we determine are within the scope of ASC Topic 606, we perform the following five steps: (i) identify each contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to our performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy the relevant performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods we transfer to the customer. We recognize revenue from the sale of our commercially approved products, SUBSYS® and SYNDROS®, when we transfer control of our products to our customers, as our contracts have a single performance obligation (delivery of our product to their preferred location). Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. Any shipping and handling activities that we perform, whether before or after a customer has obtained control of the products, are considered activities to fulfill our obligation to transfer the products, and are recorded as incurred within sales and marketing expenses.

SUBSYS® was commercially launched in March 2012 and is monitored by an FDA-mandated REMS program known as the TIRF REMS. SYNDROS® was commercially launched in July 2017. We sell all of our products in the United States to wholesale pharmaceutical distributors and directly to specialty retail pharmacies (collectively, our customers).  See Note 9, Product Lines, Concentration of Credit Risk and Significant Customers, for information on revenues disaggregated by product line and route to market.

As is customary in the pharmaceutical industry, it is common for our contracts to include product sales allowances that can decrease the transaction price and are therefore considered to be variable consideration. Product sales allowances are based on amounts owed or to be claimed on the related sales. We estimate variable consideration when determining the transaction price using the expected value method. We assess whether variable consideration is constrained and only include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on historical data, and take into consideration the terms of our agreements with customers and third-party payers and the levels of inventory within the distribution channels that may result in future discounts taken. In certain cases, such as patient assistance programs, our estimates are based on estimated utilization. If actual future results vary, we may need to adjust these estimates, which could have an effect on revenue in the period of adjustment. Our product sales allowances include:

Product Returns. We allow customers to return product for credit beginning six months prior to, and ending 12 months following, the product expiration date. SUBSYS® currently has a shelf life of 36 or 48 months from the date of manufacture, depending on the manufacture date, and SYNDROS® currently has a shelf life of 24 or 36 months from the date of manufacture, depending on the manufacture date. We have monitored actual return history since product launch, which provides us with a basis to reasonably estimate future product returns, taking into consideration the shelf life of product at the time of shipment, shipment and prescription trends, estimated distribution channel inventory levels and consideration of the introduction of competitive products.

Because of the shelf life of our products and our return policy of issuing credits on returned product that is within six months before, and up to 12 months following, the product expiration date, there may be a significant period of time between when the product is shipped and when we issue credits on returned products. Accordingly, we may have to adjust these estimates, which could have an effect on net revenue and earnings in the period of adjustment. The allowance for product returns is included in accrued sales allowances.

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

Stocking Allowances. We may offer discounts and extended payment terms, generally in the month of the initial commercial launch of a new product and on the first order made by certain wholesale distributors and retail pharmacies based on contractually determined rates. We accrue the discount as a reduction of receivables due from the wholesalers and retailers upon shipment to the respective wholesale distributors and retail pharmacies. The extended payment terms are not greater than 12 months and therefore do not include a financing component.

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

Rebates. We participate in certain rebate programs, which provide discounted prescriptions to qualified insured patients. Under these rebate programs, we pay a rebate to the third-party administrator of the program, generally two to three months after the quarter in which prescriptions subject to the rebate are filled. We estimate and accrue these rebates based on current and estimated future contract prices, historical and estimated future percentages of products prescribed to qualified patients and estimated levels of inventory in the distribution channel. The allowance for rebates is included in accrued sales allowances.

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

As of March 31, 2018, the majority of our accounts receivables were related to product sales. For the three months ended March 31, 2018, the Company had no material bad-debt expense and there were no contract assets, contract liabilities or deferred contract costs recorded on the condensed consolidated balance sheets as of March 31, 2018.

3.	Short-Term and Long-Term Investments

Our policy for short-term and long-term investments is to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to our investment guidelines and market conditions. Short-term and long-term investments consist of corporate and various government agency and municipal debt securities, commercial paper, as well as certificates of deposit that have maturity dates that are greater than 90 days. Certificates of deposit and commercial paper are carried at cost, which approximates fair value. We classify our marketable securities as available-for-sale in accordance with FASB ASC Topic 320, “Investments — Debt and Equity Securities”. Investments in debt securities that are classified as available-for-sale are carried at fair value with unrealized gains and losses reported in stockholders’ equity, net of related tax effects. There were no reclassifications on available-for-sale securities during the three months ended March 31, 2018. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in impairment of the fair value of the investment. If we had unrealized gains and losses and declines in value judged to be other than temporary, we would have been required to include those changes in other income/expense in the condensed consolidated statements of operations and comprehensive loss. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security. The cost of securities sold is calculated using the specific identification method. At March 31, 2018, our certificates of deposit and commercial paper as well as our marketable securities have been recorded at an estimated fair value of $0, $95,895,000, and $31,633,000 in cash and cash equivalents, short-term and long-term investments, respectively.

Investments consisted of the following at March 31, 2018 (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Other- Than- Temporary Impairment Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash and cash equivalents	$10,647	$—	$—	$—	$10,647	$10,647	$—	$—
Money market securities	7,902	—	—	—	7,902	7,902	—	—
Marketable securities:
Certificates of deposit	16,248	—	—	—	16,248	—	7,198	9,050
Commercial paper	15,604	—	—	—	15,604	—	15,604	—
Corporate securities	51,670	—	(297)	—	51,373	—	42,509	8,864
Federal agency securities	38,262	—	(232)	—	38,030	—	25,701	12,329
Municipal securities	6,294	—	(21)	—	6,273	—	4,883	1,390
Total marketable securities	128,078	—	(550)	—	127,528	—	95,895	31,633
	$146,627	$—	$(550)	$—	$146,077	$18,549	$95,895	$31,633

Investments consisted of the following at December 31, 2017 (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Other- Than- Temporary Impairment Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash and cash equivalents	$12,183	$—	$—	$—	$12,183	$12,183	$—	$—
Money market securities	15,317	—	—	—	15,317	15,317	—	—
Marketable securities:
Certificates of deposit	18,447	—	—	—	18,447	—	7,474	10,973
Commercial paper	10,560	—	—	—	10,560	1,499	9,061	—
Corporate securities	59,613	—	(206)	—	59,407	1,500	39,622	18,285
Federal agency securities	37,793	—	(203)	—	37,590	1,500	20,015	16,075
Municipal securities	10,446	—	(29)	—	10,417	—	9,017	1,400
Total marketable securities	136,859	—	(438)	—	136,421	4,499	85,189	46,733
	$164,359	$—	$(438)	$—	$163,921	$31,999	$85,189	$46,733

The amortized cost and estimated fair value of the marketable securities by maturity, are shown below (in thousands):

	March 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Marketable securities:
Due in one year or less	$96,406	$96,144	$90,071	$89,937
Due after one year through 5 years	31,672	31,384	46,788	46,484
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	—	—
	$128,078	$127,528	$136,859	$136,421

The following table shows the gross unrealized losses and the fair value of our investments, with unrealized losses that are not deemed to be other-than-temporarily impaired aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2018				December 31, 2017
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Marketable securities:
Corporate securities	$42,298	$(219)	$8,556	$(77)	$245	$(153)	$7,839	$(52)
Federal agency securities	25,382	(125)	12,648	(107)	26,244	(89)	11,346	(114)
Municipal securities	4,637	(12)	1,036	(10)	50,537	(18)	1,145	(12)
	$72,317	$(356)	$22,240	$(194)	$77,026	$(260)	$20,330	$(178)

We did not have any unrealized gains or losses or decline in values judged to be other than temporary during the three months ended March 31, 2018. This review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the expectation for that security’s performance and the creditworthiness of the issuer.

4.	Fair Value Measurement

FASB ASC Topic 820, Fair Value Measurement, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1:	Observable inputs such as quoted prices in active markets;
Level 2:	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

At March 31, 2018 and December 31, 2017, we held short-term and long-term investments, as discussed in Note 3, that are required to be measured at fair value on a recurring basis. We had no assets or liabilities measured at fair value on a nonrecurring basis at March 31, 2018 and December 31, 2017. Substantially all available-for-sale investments held by us at March 31, 2018 and December 31, 2017, have been valued based on Level 2 inputs. Available-for-sale securities classified within Level 2 of the fair value hierarchy are valued utilizing reports from an independent third-party public quotation service based on closing prices on the last business day of the period presented. In addition, we use the public quotation service to perform price testing by comparing quoted prices listed in reports provided by the asset managers that hold our investments to quotes listed through the public quotation service. These asset managers utilize an independent pricing source to obtain quotes for most fixed income securities and utilize internal procedures to validate the prices obtained. Our Level 3 asset represents our investment in a long-term corporate convertible promissory note and a warrant to purchase shares issued in connection with the convertible promissory note, which converted to convertible preferred stock on December 30, 2016. This stock is not listed on any security exchange. The fair value of the preferred stock approximates its carrying value at March 31, 2018 and December 31, 2017.

Our investments measured at fair value on a recurring basis subject to the disclosure requirements of ASC Topic 820 at March 31, 2018, were as follows (in thousands):

	Fair Value Measurement at Reporting Date
	Total	Quoted Prices in active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
Certificates of deposit	$16,248	$—	$16,248	$—
Commercial paper	15,604	—	15,604	—
Corporate securities	51,373	—	50,855	518
Federal agency securities	38,030	—	38,030	—
Municipal securities	6,273	—	6,273	—
Total assets measured at fair value	$127,528	$—	$127,010	$518

Our investments measured at fair value on a recurring basis subject to the disclosure requirements of ASC Topic 820 at December 31, 2017, were as follows (in thousands):

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

The following table presents additional information about assets measured at fair value on a recurring basis and for which we utilize Level 3 inputs to determine fair value for the three months ended March 31, 2018 (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Convertible preferred stock
Balance, beginning of period	$518	$500
Change in fair value	—	18
Purchases	—	—
Balance, end of period	$518	$518

5.	Inventories, net

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

The components of inventories, net of allowances, are as follows (in thousands):

	March 31,	December 31,
	2018	2017
Finished goods	$4,879	$4,709
Work-in-process	5,471	5,752
Raw materials and supplies	5,950	6,947
Total inventories	16,300	17,408
Plus: non-current raw materials and finished goods	430	826
	$16,730	$18,234

As of March 31, 2018 and December 31, 2017, raw materials inventories consisted of raw materials used in the manufacture of the dronabinol API for SYNDROS® in our U.S.-based, state-of-the-art dronabinol manufacturing facility, the fentanyl API for SUBSYS®, and component parts and packaging materials used in the manufacture of both SUBSYS® and SYNDROS®. Work-in-process consisted of actual production costs, including facility overhead and tooling costs of in-process dronabinol, SUBSYS® and SYNDROS® products. Finished goods inventories consisted of finished SUBSYS® and SYNDROS® products and deferred SYNDROS® cost of revenue of $0 and $59,000 as of March 31, 2018 and December 31, 2017, respectively. There was no deferred SYNDROS® cost of revenue as of March 31, 2018, due to the adoption of ASC Topic 606 on January 1, 2018. Non-current raw materials and finished goods represent those inventories not expected to be consumed or sold within 12 months of the balance sheet date and are included in other assets in our condensed consolidated balance sheets. As of March 31, 2018 and December 31, 2017, all work-in-process inventory is expected to be used within 12 months of the balance sheet date and, therefore, is classified as current inventory. We maintain an allowance for excess and obsolete inventory, as well as inventory where its cost is in excess of its NRV. Inventories at March 31, 2018 and December 31, 2017, were reported net of these reserves of $9,123,000 and $13,664,000, respectively. During the three months ended March 31, 2018 , we decreased these reserves by approximately $5,000,000 for the destruction of previously reserved product, partially offset by an increase to the reserves of approximately $500,000. During the three months ended March 31, 2017, we increased these reserves by approximately $2,100,000.

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

We record accruals for contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. We have established reserves for certain of our legal matters. Our loss estimates are generally developed in consultation with outside counsel and outside accounting experts and are based on analyses of potential outcomes. As legal and governmental proceedings, disputes and investigations are inherently unpredictable and in part, beyond our control, unless otherwise indicated, we cannot reasonably predict the outcome of these legal proceedings, nor can we estimate the amount of loss, or range of loss, if any, that may result from these proceedings. While our liability in connection with certain claims cannot be currently estimated, the resolution in any reporting period of one or more of these matters could have a significant impact on our consolidated financial condition, results of operations, liquidity, and cash flows for that future period, and could ultimately have a material adverse effect on our consolidated financial position and could cause the market value of our common shares to decline. While we believe we have valid defenses in these matters, litigation and governmental and regulatory investigations are inherently uncertain, and we may in the future incur material judgments or enter into material settlements of claims.

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

DOJ Investigation Accrual. We collectively refer to the HHS and HIPAA investigations discussed above as the “DOJ Investigation”. In connection with our cooperation, we have been engaged in discussions with the DOJ about these matters, including a resolution of potential liability exposure. Management accrued, as of September 30, 2017, an aggregate of $150,000,000, which represents our current best estimate of the minimum liability exposure which we expect to be paid out over five years in connection with the DOJ Investigation. This current best estimate, on the terms reflected in the foregoing sentence, reflects a minimum exposure at which management has determined a willingness to settle these matters. The accrual was recorded in accrued litigation award and settlements on our condensed consolidated balance sheets and as an operating expense on our condensed consolidated statements of operations and comprehensive loss. There can be no assurance that future discussions with the government to resolve these matters will be successful, that the approvals we need will be obtained or that any potential settlement will be agreed to on terms and conditions acceptable to us or the DOJ. We are unable to predict when these matters will be resolved or what further action, if any, the government will take in connection with them. In addition, there are ongoing discussions related to contingency based payments to the government associated with future events, that if triggered, would require payments of up to $75,000,000 in the aggregate. At this time, we are unable to predict if these future events are probable and as a result, no accrual has been recorded. Based on the ongoing uncertainties and potentially wide range of outcomes and contingencies associated with any potential resolution of the matter under investigation by the DOJ, the ultimate amount of potential liability may materially exceed the $150,000,000 accrual we have established. This accrual does not currently meet the more likely than not standard for tax deductibility; therefore, we have recognized no tax benefit for it in the condensed consolidated financial statements. Due to the uncertainty around the ultimate outcome of this matter, it is possible that some or all of this accrual may meet the more likely than not standard in the future, at which time the benefit would be recognized.

SEC Investigation. On January 11, 2018, the SEC's Los Angeles Regional office requested that the Company voluntarily provide information on the Company's: (1) restatement of the Company’s interim unaudited condensed consolidated financial statements as of and for the quarters ended September 30, June 30, and March 31, 2016 and 2015, filed on April 7, 2017; (2) sales and marketing practices; and (3) compliance program, internal controls and enhancements thereto. The Company has provided such information and continues to cooperate with the SEC's investigation, including by responding to requests or demands for documents and other information.

Health Care Professionals and Former Employees Related Investigations.

Investigations of Health Care Professionals. A number of health care practitioners who formerly interacted with our company are under investigation or have been charged in criminal proceedings. In addition to the below investigations that are specifically directed at us, we have received governmental agency requests for information, including subpoenas, from at least the following governmental bodies: the USAO and/or HHS OIG of California (Los Angeles), Colorado, Connecticut, Eastern District of Michigan, Florida (Jacksonville), Kansas, Middle District of Florida, Middle District of Pennsylvania, New Hampshire, New Jersey, Northern District of California, Northern District of Texas, Rhode Island, Southern District of Alabama, Southern District of New York, Southern District of Ohio, Western District of New York, and the states of New York, Maryland and Delaware, regarding specific health care professionals that we have interacted with in those states. In addition, at least the following health care practitioners formerly interacting with our company have been charged as follows:

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

On or about March 14, 2018, the U.S. Attorney’s Office for the Southern District of New York filed an indictment against five health care professionals who served on our speaker bureau, charging them with conspiracy to violate the federal Anti-Kickback Statute, violation of the federal Anti-Kickback Statute, and conspiracy to commit honest services fraud, and charged certain of them with aggravated identity theft, false statements, and wrongful disclosure of individually identifiable health information.

Investigations of Former Employees. A number of our former employees have been charged in criminal proceedings related to our federal investigations and the following is certain information related thereto.

On or about February 18, 2016, one of our former sales employees located in Alabama pled guilty to a conspiracy to violate the federal Anti-Kickback Statute in connection with two convicted Alabama health care professionals mentioned above. On or about April 23, 2018, the former sales employee was sentenced to six months home confinement.

On or about June 19, 2016, a former district sales manager in New York and a former sales representative in New Jersey were charged in a federal court in Manhattan, New York, with violating the federal Anti-Kickback Statute in connection with interacting with health care professionals who prescribed our product and served on our speaker bureau.

On June 1, 2017, the former district sales manager was charged in a superseding indictment with additional charges of honest services wire fraud and aggravated identity theft in connection with falsifying sign-in sheets for our speaker programs. On or about March 16, 2018, records were unsealed indicating that the two former employees each pled guilty to conspiracy to violate the Anti-Kickback Statue, violation of the Anti-Kickback Statue, violation of HIPAA, conspiracy to commit honest services wire fraud, and aggravated identity theft, and that the former sales representative also pled guilty to health care fraud.

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

On April 5, 2017, the U.S. Attorney’s Office for the District of Massachusetts filed an information charging a former prior authorization specialist and manager of our patient services hub with one count of wire fraud conspiracy; the former employee pled guilty to that information on June 19, 2017.

On or about July 11, 2017, a former district sales manager pled guilty to conspiring to violate the federal Anti-Kickback Statute related to her activities in the Southern District of Alabama, as well as the Middle and Southern Districts of Florida, including in connection with the two convicted Alabama health care professionals mentioned above.

On or about October 26, 2017, the U.S. Attorney’s Office for the District of Massachusetts issued a superseding indictment in connection with the Original Indictment and added charges against our former President, CEO and director, Dr. John N. Kapoor. After Dr. Kapoor’s indictment, he agreed to put his ownership in our common stock in a trust to be controlled independently, which was executed on February 27, 2018 and filed with the Securities and Exchange Commission on a Current Report on Form 8-K on March 1, 2018.

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

Ongoing State Related Investigations. We have received CIDs or subpoenas, as the case may be, from at least each of the following state’s Office of the Attorney General (or similarly named and authorized office) which have ongoing investigations directed at our company: Arizona, Colorado, Florida, Kansas, Kentucky, Maryland, Minnesota, Missouri, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, Virginia and Washington. Moreover, we have received an administrative subpoena from the California Insurance Commissioner. In addition, we understand that numerous physicians practicing within several of the aforementioned states have received subpoenas from certain state Attorney General or Department of Justice offices in connection with interactions with us. Generally, these CIDs and subpoenas request documents regarding SUBSYS®, including our sales and marketing practices related to SUBSYS® in the applicable state, as well as our patient services hub. We are cooperating with each of these investigations and have produced, or anticipate producing, documents in response to these CIDs, subpoenas and related requests for information from each office.

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

In connection with the investigation by the Illinois Office of the Attorney General, such office filed a complaint against us on behalf of the State of Illinois on August 25, 2016, in the Circuit Court of Cook County, Illinois, Chancery Division, asserting a claim for violation of the Illinois Consumer Fraud and Deceptive Business Practices Act in connection with the sales and marketing of SUBSYS®. On August 18, 2017, the Circuit Court of Cook County entered a Final Judgment and Consent Decree, which, among other things, provided for a monetary payment of $4,450,000 by Insys and requires us to maintain certain controls and processes around our promotional and sales activity related to SUBSYS® in Illinois. The Final Judgment and Consent Decree expressly provides that we do not admit any violation of law or regulation.  All monetary payments in connection with this Final Judgment and Consent Decree were accrued in the consolidated balance sheets as of June 30, 2017 and the payments in connection with this settlement were made prior to September 30, 2017.

In connection with the investigation by the State of New Hampshire, we entered into a settlement agreement with the State of New Hampshire referred to as an assurance of discontinuance, and made monetary payments totaling approximately $2,900,000 to the State of New Hampshire and a charitable contribution of $500,000 to be used by a New Hampshire charitable foundation in preventing or remediating problems related to abuse, misuse or misprescribing of opioid drugs. The assurance of discontinuance expressly provides that we do not admit any violation of law or regulation and requires us to maintain certain controls and processes around our promotional and sales activity related to SUBSYS® in New Hampshire. This settlement was reached as a result of our cooperation with the State of New Hampshire investigation and after producing documents in response to certain requests for information by the State of New Hampshire. These amounts were accrued in the consolidated balance sheets as of December 31, 2016 and the payments in connection with this settlement were made during the three months ended March 31, 2017.

In connection with the investigation by the State of Massachusetts, we entered into a settlement with the State of Massachusetts, which was entered by the Superior Court of the Commonwealth of Massachusetts in a Final Judgment by Consent on October 5, 2017. The Final Judgment by Consent provided for a monetary payment of $500,000 and requires us to maintain certain controls and processes around our promotional and sales activity related to Massachusetts. The Final Judgment by Consent expressly provides that we do not admit any liability or wrongdoing. The amount of the monetary payment was accrued in the consolidated balance sheets as of September 30, 2017 and the payments in connection with this settlement were made during the three months ended December 31, 2017.

Ongoing Complaints filed in connection with State AG Investigations. Our Company has several ongoing legal proceedings related to complaints filed in connection with investigations conducted by certain states’ Office of the Attorney General (or similarly named and authorized office) as follows:

In connection with the investigation by the State of Arizona, on August 30, 2017, the Arizona Attorney General filed a complaint on behalf of the State of Arizona against us in the Maricopa County, Arizona Superior Court. The complaint asserts claims for violations of the Arizona Consumer Fraud Act in connection with the sales and marketing of SUBSYS® in Arizona and in connection with our patient services hub. The complaint seeks a permanent injunction preventing us from engaging in practices in violation of the Arizona Consumer Fraud Act, restitution to consumers and other persons, disgorgement of profits, civil penalties, and investigative costs. On or about November 10, 2017, we filed a motion to dismiss. On January 17, 2018, the Court dismissed, based upon preemption by the federal Sunshine Act, the State’s claim to the extent related to remedies that are based upon the payment and disclosure of speaker fees, but did not dismiss the rest of the complaint. The State filed a motion for leave to amend its complaint, which the Court granted. We filed our answer to the amended complaint on April 5, 2018.

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

On November 16, 2017, the New Jersey Attorney General filed an Amended Complaint, which we moved to dismiss on January 8, 2018. The New Jersey Attorney General opposed our motion on March 28, 2018, and our reply brief is due on May 17, 2018.

On December 21, 2017, Attorney General of the State of North Carolina filed a complaint in Wake County, North Carolina Superior Court against us. The complaint asserts claims related to alleged violations of the North Carolina Consumer Protection Act. Our response to this complaint is due on May 27, 2018.

On February 1, 2018, the Attorney General of the State of New York, filed a complaint against us in the Supreme Court of the State of New York, County of New York. The complaint asserts claims related to alleged deceptive acts and practices. We moved to dismiss the complaint on April 18, 2018.

On February 5, 2018, the Consumer Protection Division, Office of the Attorney General of Maryland, filed a petition to enforce an administrative subpoena against us. Our response to this petition was filed on April 2, 2018.

Multi-District Prescription Opioid Litigation. We have been named along with various other opioid manufacturers, opioid distributors, prescribers, pharmacies, and others in complaints focused on the national opioid epidemic filed by various cities, counties, states, Native American tribes, and third-party payers in many state and federal courts in Alabama, Arizona, Arkansas, California, Connecticut, Florida, Georgia, Indiana, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah and West Virginia. We are involved in more than 200 of these cases, the majority of which have been consolidated into multi-district litigation (No. 2804) in the Northern District of Ohio. Most of the cases in the multi-district litigation are presently stayed while the Court seeks to facilitate a resolution. On April 2, 2018, the Unites States filed a motion to participate in settlement discussions and as a friend of the court. Additionally, the Court set certain cases for a litigation track, and those cases will move forward toward trial, which is scheduled to commence on March 18, 2019.

Putative Class Action Litigation. We have been named, along with various other opioid manufacturers and distributors, in putative class action complaints that seek to assert claims allegedly related to the national opioid epidemic on behalf of purchasers of health insurance between 1996 and the present in the states of California, Illinois, Massachusetts, New Jersey, and New York.

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

Members of our U.S. Congress have been conducting hearings and other inquiries into causes and solutions to the national opioid epidemic that have involved inquiries in our Company’s practices. For example, on March 28, 2017, the Ranking Member of the Committee on Homeland Security and Governmental Affairs of the United States Senate distributed a letter to five manufacturers of opioid products, including us, requesting documents and information intended to aid such committee in understanding the challenges industry practices pose to efforts to curb opioid addiction and stem rising prescription drug costs for the federal government. This letter requested documents regarding our business, including the commercialization of SUBSYS®. This inquiry continues and has resulted in at least two reports that mention or address our Company. We continue to cooperate with this inquiry.

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

Federal Securities Litigation and Derivative Complaints

Federal Securities Litigation. On or about February 2, 2016, a complaint (captioned Richard Di Donato v. Insys Therapeutics, Inc., et al., Case 2:16-cv-00302-NVW) was filed in the United States District Court for the District of Arizona against us and certain of our current and former officers. The complaint was brought as a purported class action on behalf of purchasers of our common stock between March 3, 2015 and January 25, 2016. In general, the plaintiffs allege that the defendants violated the anti-fraud provisions of the federal securities laws by making materially false and misleading statements regarding our business, operations and compliance with laws during the class period, thereby artificially inflating the price of our common stock. On June 3, 2016, the Court appointed Clark Miller to serve as lead plaintiff. On June 24, 2016, the plaintiff filed a first amended complaint naming a former employee of Insys Therapeutics, Inc. as an additional defendant and extending the class period. On December 22, 2016, the plaintiff filed a second amended complaint, primarily to add allegations relating to an indictment of Michael L. Babich and certain of our former employees announced on December 8, 2016, and to extend the class period from August 12, 2014 through December 8, 2016. On January 12, 2017, the defendants moved to dismiss the second amended complaint. Oral arguments were heard by the Court on July 28, 2017, and the Court granted the motion in part and denied it in part. The plaintiff subsequently moved for leave to further amend the complaint, which we opposed. The Court denied Plaintiff’s motion on March 31, 2018, and Insys filed its answer on April 13, 2018. The plaintiff seeks unspecified monetary damages and other relief. We continue to vigorously defend this matter.

On or about March 17, 2017, a complaint (captioned Kayd Currier v. Insys Therapeutics, Inc., et al., Case 1:17-cv-01954-PAC) was filed in United States District Court for the Southern District of New York against us and certain of our current and former officers. The complaint was brought as a purported class action on behalf of purchasers of our securities between February 23, 2016, and March 15, 2017. In general, the plaintiffs allege that the defendants violated the anti-fraud provisions of the federal securities laws by making materially false and misleading statements regarding our business and financial results during the class period, thereby artificially inflating the price of our securities. On or about March 28, 2017, a second complaint making similar allegations (captioned Hans E. Erdmann v. Insys Therapeutics, Inc., et al., Case 1:17-cv-02225-PAC) was filed in the same Court. On May 31, 2017, the Court consolidated the first and second complaint and appointed lead counsel in the consolidated action. On July 31, 2017, the lead counsel filed a consolidated complaint. On October 11, 2017, the Court held a pre-motion conference, at which the Court granted leave to plaintiffs to again amend the complaint. The amendment was filed on October 27, 2017, and we moved to dismiss. The Motion to Dismiss remains pending. The plaintiffs in both actions seek unspecified monetary damages and other relief. We continue to vigorously defend this matter.

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

On or about April 28, 2017, lead counsel filed a consolidated and amended complaint which maintained the original defendants this lead counsel had included in its original complaint and did not include any additional defendants included in the Bourque complaint. On May 31, 2017, we subsequently moved to stay or to dismiss the complaint and, on or about July 28, 2017, lead counsel filed an answering brief in opposition to our motion to stay or dismiss. On November 30, 2017, the Court granted our motion to stay but has required us to provide certain discovery to the plaintiffs. On February 8, 2018, in response to the plaintiffs’ motion to alter or clarify judgment, the Court ordered us to provide additional discovery to the plaintiffs. On March 16, 2018, the Court entered the parties’ stipulated proposed order implementing the Court’s ruling of February 8, 2018. We continue to vigorously defend this matter.

Paragraph IV Challenges

On June 26, 2017, we received a Paragraph IV Notice Letter from Par Pharmaceutical related to SYNDROS®. The letter asserts that (i) the FDA received an ANDA from Par Pharmaceutical, and (ii) that Par Pharmaceutical’s formulation does not infringe SYNDROS® patents and/or that our patents for SYNDROS® are invalid. On August 3, 2017, we filed suit in United States District Court for the District of Delaware, in which we claim the ANDA was not sufficiently complete and allege patent infringement. On September 1, 2017, Par Pharmaceutical filed an answer and counterclaims, to which we have replied. On March 6, 2018, we provided to Par Pharmaceutical a covenant not to sue. The parties agreed to dismiss the case without prejudice.

On November 7, 2017, we submitted to the FDA a citizen petition under sections 505(j) and 505(q) of the Federal Food, Drug, and Cosmetic Act (“FDC Act”) and the related regulations, 21 C.F.R. §§ 10.30-31, to request that the Commissioner of Food and Drugs (i) decline to receive or approve any ANDA application for generic dronabinol oral solution that relies on SYNDROS® as the Reference Listed Drug if the ANDA relies on a waiver in lieu of establishing in vivo bioequivalence to SYNDROS® and (ii) require that ANDA applicants for generic versions of SYNDROS® include federal and fasted state bioequivalence studies. On April 6, 2018, the FDA denied our citizen petition.

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

On or about December 6, 2017, we received a Paragraph IV Notice Letter from counsel for TEVA USA related to SYNDROS®. The letter asserts that (i) the FDA received an ANDA from TEVA USA and (ii) that TEVA USA’s formulation does not infringe SYNDROS® patents and/or that our patents for SYNDROS® are invalid. We continue to evaluate this matter.

On or about January 31, 2018, we received a Paragraph IV Notice Letter from counsel for TEVA USA related to SUBSYS® 0.1mg, 0.2mg, 0.6mg, 1.2mg and 1.6mg. The letter asserts that (i) the FDA received an ANDA from TEVA USA and (ii) that TEVA USA’s formulation does not infringe SUBSYS® patents and/or that our patents for SUBSYS® are invalid. We filed a patent infringement lawsuit against TEVA USA on March 16, 2018. We intend to represent our interests vigorously in this matter.

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

On June 8, 2015, the Court issued findings of fact and conclusions of law in its final trial ruling, which included a finding in favor of Kottayil and against Insys Pharma on Insys Pharma’s counterclaims of breach of fiduciary duty, fraud, and negligent misrepresentation.

On October 2, 2015, the Court denied Kottayil’s request to submit an application for attorneys’ fees for his defense of the Insys Pharma counterclaims, finding that the request was premature.

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

On July 12, 2017, numerous subsidiaries of Anthem, Inc. filed a complaint in the U.S. District Court for the District Court for the District Court for the District of Arizona against us (captioned Blue Cross of California, Inc. d/b/a Anthem Blue Cross of California v. Insys Therapeutics, Inc., Case No. 2:17-cv-02286-DLR). Plaintiffs brought claims against us for: (1) violation of various state laws prohibiting deceptive, unfair, and unlawful business practices (i.e., consumer fraud); (2) fraud; (3) negligent misrepresentation; (4) unjust enrichment; and (5) civil conspiracy to commit fraud and unfair business practices. Through all of the claims, Anthem seeks recovery of more than $19,000,000 paid for SUBSYS® prescriptions that, allegedly, were not properly covered. It also seeks punitive damages and an injunction to prevent Insys from continuing to engage in the conduct underlying its claims. Plaintiffs served their complaint on July 14, 2017. On August 4, 2017, we filed an answer to such complaint. On February 2, 2018, Plaintiffs filed a motion for leave to file a second amended complaint and on February 16, 2018, we filed (i) an opposition to Plaintiff’s motion to file a second amended complaint and (ii) a motion to stay the case. The motions remain pending. We intend to vigorously defend this matter.

On October 31, 2017, we received correspondence from Horizon Blue Cross Blue Shield of New Jersey requesting reimbursement for allegedly fraudulently induced off-label purchases of SUBSYS® in connection with alleged claim value of approximately $4,000,000. We intend to vigorously defend this matter.

Markland. On July 1, 2016, Robert N. Markland, as the Personal Representative of the Estate of Carolyn S. Markland filed a complaint in the Circuit Court, Fourth Judicial Circuit, in and for Duval County, Florida, against Insys Therapeutics, Inc. The complaint states that it is a wrongful death products liability action brought pursuant to Section 768.16, et seq. under Florida law in connection with a death occurring in July 2014 and includes a claim of negligent marketing. The lawsuit seeks unspecified damages for past expenses and costs, pain and suffering and loss of consortium and earnings. On August 4, 2016, we removed this case to U.S. District Court in the Middle District of Florida. On September 2, 2016, we filed a motion to dismiss. The Court granted our motion on September 15, 2017. The plaintiff subsequently filed a notice of appeal, and the opening brief on appeal was filed on March 9, 2018. Our answering brief is due on May 24, 2018. We continue to vigorously defend this matter and based on currently available information, we do not believe any resolution of this matter, when taken individually, will have a material adverse effect on our business, financial position, or future results of operations.

Buchalter. On September 9, 2016, Jeffrey Buchalter filed a complaint in the Circuit Court for Anne Arundel County, Maryland, Case No. C-02-cv-16-002718, against Dr. William Tham, Physical Medicine & Pain Management Associates, Maryland Neurological Institute, various physician assistants, and Insys Therapeutics, Inc. Plaintiff’s complaint states it is a personal injury action against Insys related to negligent misrepresentation, failure to warn and fraud under state laws. The lawsuit seeks unspecified compensatory and punitive damages. We filed a motion to dismiss and on or about May 6, 2017, the Court denied the motion to dismiss. On March 22, 2018, Plaintiff filed a motion to file a second amended complaint. We opposed the Motion on April 12, 2018. The Motion remains pending. We continue to vigorously defend this matter and based on currently available information, we do not believe any resolution of this matter, when taken individually, will have a material adverse effect on our business, financial position, or future results of operations.

Colby. On or about January 25, 2017, Mackenzie Colby filed a complaint in the State of New Hampshire Strafford County Superior Court, Case No. 219-2017-CV-00040, against Christopher Clough, PA, Dr. O’Connell’s Pain Care Centers, Inc., and Insys Therapeutics, Inc. Plaintiff’s complaint states it is a personal injury action against Mr. Clough related to medical negligence, against O’Connell’s Pain Care Centers, Inc. for respondeat superior claims, and against Insys Therapeutics, Inc. for negligence, all under state laws. The lawsuit seeks unspecified compensatory and punitive damages. We filed a motion to dismiss/strike on April 5, 2017 and plaintiff filed a motion to amend the complaint on April 25, 2017. On June 16, 2017, the Court dismissed the complaint with leave to refile. The complaint was refiled on June 21, 2017, and we again moved to dismiss. On October 21, 2017, the Court denied our motion to dismiss, and we filed an answer. The parties have resolved this matter, which resolution when taken individually will not have a material adverse effect on the Company’s business, financial position or future results of operations.

Perusse. On or about February 21, 2017, John Perusse filed a complaint in the State of New Hampshire Strafford County Superior Court, Case No. 219-2017-CV-00067, against Christopher Clough, PA, Dr. John J. Schermerhorn, Dr. O’Connell’s Pain Care Centers, Inc., and Insys Therapeutics, Inc. Plaintiff’s complaint states it is a personal injury action against Mr. Clough related to medical negligence, against O’Connell’s Pain Care Centers, Inc. for respondeat superior claims, and against Insys Therapeutics, Inc. and Dr. Schermerhorn for negligence, all under state laws. The lawsuit seeks unspecified compensatory and punitive damages. We filed a motion to dismiss/strike on April 20, 2017 and plaintiff filed a motion to amend the complaint on April 25, 2017. On June 16, 2017, the Court dismissed the complaint with leave to refile, and we again moved to dismiss. The complaint was refiled on June 21, 2017, and we again moved to dismiss. On October 21, 2017, the Court denied our motion to dismiss, and we filed an answer. The parties have resolved this matter, which resolution when taken individually will not have a material adverse effect on the Company’s business, financial position or future results of operations.

Cassell. On or about March 8, 2017, Jerome Cassell filed a complaint in the State of New Hampshire Strafford County Superior Court, Case No. 219-2017-CV-00085, against Christopher Clough, PA, Dr. John J. Schermerhorn, Dr. O’Connell’s Pain Care Centers, Inc., and Insys Therapeutics, Inc. Plaintiff’s complaint states it is a personal injury action against Mr. Clough related to medical negligence, against O’Connell’s Pain Care Centers, Inc. for respondeat superior claims, and against Insys Therapeutics, Inc. and Dr. Schermerhorn for negligence, all under state laws. The lawsuit seeks unspecified compensatory and punitive damages. We filed a motion to dismiss/strike on April 18, 2017, and plaintiff filed a motion to amend the complaint on April 25, 2017. On June 16, 2017, the Court dismissed the complaint with leave to refile. The complaint was refiled on June 21, 2017, and we again moved to dismiss. On October 21, 2017, the Court denied our motion to dismiss, and we filed an answer. The parties have resolved this matter, which resolution when taken individually will not have a material adverse effect on the Company’s business, financial position or future results of operations.

Fuller. On or about March 23, 2017, Deborah Fuller & David Fuller, as Administrators Ad Prosequendum for the Estate of Sarah A. Fuller, deceased, and Deborah Fuller and David Fuller, individually, filed a complaint in the Superior Court of New Jersey Law Division, Middlesex County, Case No. L1859-17, against Vivienne Matalon, M.D., TLC Healthcare 2, LLC, Linden Care and Insys Therapeutics, Inc. The plaintiff’s complaint alleges negligence violations under the Wrongful Death Act pursuant to N.J.S.A 2A:31, et seq. and also brings claims for fraud and negligent misrepresentation. We filed a motion to dismiss the complaint on May 19, 2017, and the Court held oral argument on the motion on June 29, 2017. On July 27, 2017, the Court issued a ruling on the multi-party motion to dismiss. The Court dismissed some claims but denied the motion to dismiss on certain of plaintiffs’ claims. We answered the complaint, and, after plaintiffs dismissed the treating physician, on October 4, 2017, we removed the case to U.S. District Court for the District of New Jersey. Plaintiffs subsequently filed a motion to remand the case to state court on October 11, 2017. On January 19, 2018, the Magistrate Judge issued a Report and Recommendation, recommending that the District Court deny plaintiffs’ motion to remand. On February 5, 2018, the District Court adopted the Report and Recommendation. On February 6, 2018, plaintiffs filed a motion for leave to amend, seeking to add as defendants certain former Insys officers and a former employee. Insys filed its opposition to the motion for leave to amend on February 21, 2018. The motion remains pending. We continue to vigorously defend this matter and based on currently available information, we do not believe any resolution of this matter, when taken individually, will have a material adverse effect on our business, financial position, or future results of operations.

Cantone. On or about June 15, 2017, we received service of a complaint filed by Angela Mistrulli Cantone and Philip L. Cantone in the State Court of South Carolina, County of Greenville, C.A. No.: 2017-CP-23 against Insys Therapeutics, Inc., Linden Care, LLC, Aathirayen Thiyagarajah, M.D. and Spine and Pain, LLC. The plaintiffs’ complaint alleges medical negligence, negligence, negligent misrepresentation, unjust enrichment, common law fraud, unfair and deceptive trade practices, aiding and abetting and loss of consortium.  We filed a motion to dismiss, which the Court denied. We filed our answer on November 14, 2017. We continue to vigorously defend this matter and based on currently available information, we do not believe any resolution of this matter, when taken individually, will have a material adverse effect on our business, financial position, or future results of operations.

Ballou. On or about September 1, 2017, Carey Ballou filed a complaint in the circuit Court of Johnson County, Kansas, Case No. 17CV05004, against Insys Therapeutics, Inc., Insys Pharma, Inc., Torgny Andersson, Mid-America Physiatrist, P.A., Steven Simon M.D., Donna Ruck, Pharma Consultants KC, LLC, AmerisourceBergen Corporation, and Morris & Dickson Co., LLC. The plaintiffs bring claims against Insys for negligence, common law fraud, negligent misrepresentation, unfair and deceptive trade practices, unjust enrichment, conspiracy, and aiding and abetting. On December 26, 2017, Plaintiff filed a second amended complaint, which added as defendants certain former officers and employees. Insys moved to dismiss the second amended complaint on February 26, 2018. We intend to vigorously defend this matter and based on currently available information, we do not believe any resolution of this matter, when taken individually, will have a material adverse effect on our business, financial position, or future results of operations.

Whitham. On or about September 1, 2017, James “Mike” Whitham and Ashley Whitham filed a complaint in the Circuit Court of Johnson County, Kansas, Case No. 17CV05005, against Insys Therapeutics, Inc., Insys Pharma, Inc., Torgny Andersson, Mid-America Physiatrist, P.A., Steven Simon M.D., Donna Ruck, Pharma Consultants KC, LLC, AmerisourceBergen Corporation, and Morris & Dickson Co., LLC. The plaintiff brings claims against Insys for negligence, common law fraud, negligent misrepresentation, unfair and deceptive trade practices, unjust enrichment, loss of consortium, conspiracy, and aiding and abetting. On December 26, 2017, Plaintiff filed a second amended complaint, which added as defendants certain former officers and employees. Insys moved to dismiss the second amended complaint on February 26, 2018. We intend to vigorously defend this matter and based on currently available information, we do not believe any resolution of this matter, when taken individually, will have a material adverse effect on our business, financial position, or future results of operations.

Hartsfield. On or about October 4, 2017, Cheryl Hartsfield filed a complaint in the Circuit Court of Pulaski County, Arkansas, Case No. 60CV-17-5581, against Insys Therapeutics, Inc., Linden Care, LLC, Mahmood Ahmad, and United Pain Care, Ltd. The plaintiff brings claims against Insys for common law fraud and deceit, breach of fiduciary duty, violations of the Arkansas deceptive trade practices act, civil conspiracy, acting in concert, and negligence. Insys filed its answer to the complaint on November 27, 2017. We intend to vigorously defend this matter and based on currently available information, we do not believe any resolution of this matter, when taken individually, will have a material adverse effect on our business, financial position, or future results of operations.

Matalon. On September 15, 2017, Vivienne Matalon, M.D. filed a complaint in the Superior Court of New Jersey, Law Division, Camden County, Case No. L-3224-17, against Insys Therapeutics, Inc., Linden Care, LLC, and Melina Ebu-Isaac. The action was subsequently transferred to Middlesex County Superior Court, Law Division. On April 6, 2018, the plaintiff filed a notice of dismissal with prejudice.

Breitenbach. On December 18, 2017, Michelle Breitenbach filed a complaint in the Superior Court of New Jersey, Chancery Division, Monmouth County, against Insys Therapeutics, Inc. The plaintiff brings claims against Insys for breach of contract, breach of the implied covenant of good faith and fair dealing, and promissory estoppel. On January 5, 2018, we removed the case to U.S. District Court for the District of New Jersey. The parties have agreed to resolve this matter, which resolution when taken individually will not have a material adverse effect on the Company’s business, financial position or future results of operations.

Jordan. On January 5, 2018, Bobby Ray Jordan, individually and as Special Administrator of the Estate of Doris L. Jordan, deceased, filed a complaint in the District Court of Leavensworth County, Kansas against Insys Therapeutics, Inc., Insys Pharma, Inc., Torgny Andersson, Mid-America Physiatrist, P.A., Steven Simon, M.D., Donna Ruck, Pharma Consultants KC, LLC, John N. Kapoor, Michael L. Babich, and Alec Burlakoff. The plaintiff brings claims against Insys for negligence, conspiracy to commit fraud and breach of fiduciary duty, negligent misrepresentation, unfair and deceptive trade practices, unjust enrichment, survival action, and wrongful death action. On January 31, 2018, Insys moved to consolidate this case with the Ballou and Witham actions, which the Court denied. On April 16, 2018, we moved to transfer venue to Johnson County, Kansas. The motion remains pending. We intend to vigorously defend this matter and based on currently available information, we do not believe any resolution of this matter, when taken individually, will have a material adverse effect on our business, financial position, or future results of operations.

Mencucci. On February 23, 2018, Lisa Mencucci and Angelo Mencucci filed a complaint in the Superior Court of Providence, Rhode Island against Insys Therapeutics, Inc. and Jerrold Rosenberg, M.D. Plaintiffs bring claims against Insys for common law fraud, common law fraud and misrepresentation – punitive damages, conscious misrepresentation involving risk of physical harm, conscious misrepresentation involving risk of physical harm – punitive damages, Rhode Island General Law 9-1-2,  Rhode Island General Law 9-1-2 – punitive damages, negligent misrepresentation, negligent misrepresentation involving risk of physical harm, negligence, and violation of the Rhode Island Deceptive trade practices act. Our answer to the Complaint was filed on April 26, 2018. We intend to vigorously defend this matter and based on currently available information, we do not believe any resolution of this matter, when taken individually, will have a material adverse effect on our business, financial position, or future results of operations.

Hemmings. On March 21, 2018, William Hemmings filed a complaint in the United States District Court for the Northern District of Illinois against Insys Therapeutics, Inc. Plaintiff brings claims against Insys for negligence, fraud, and consumer fraud. Our response to the Complaint is due on May 16, 2018. We intend to vigorously defend this matter and based on currently available information, we do not believe any resolution of this matter, when taken individually, will have a material adverse effect on our business, financial position, or future results of operations.

Hampton. On March 8, 2018, Scott Hampton, as Heir, Executor and Personal Representative of the Estate of Diana Hampton, individually and on behalf of his minor children I.S. and S.M., filed a complaint in Clark County, Nevada District Court against Steven A. Holper and Insys Therapeutics, Inc. Plaintiffs bring claims against Insys for wrongful death: negligence, survivor action: negligence, wrongful death: intentional/reckless conduct, survivor’s action: intentional/reckless conduct, negligence, strict liability – defect in design – product liability, strict liability – failure to warn, and punitive damages. On April 16, 2018, Insys removed this case to the United States District Court for the District of Nevada. On April 17, 2018, the District Judge entered an Order to Show Cause why the case should not be remanded to state court. The brief was filed on May 1, 2018. We intend to vigorously defend this matter and based on currently available information, we do not believe any resolution of this matter, when taken individually, will have a material adverse effect on our business, financial position, or future results of operations.

Munson. On April 4, 2018, Morgan Michelle Munson and Christopher Edward Munson filed a complaint in Duval County, Florida Circuit Court against Insys Therapeutics, Inc. and Linden Care, LLC. Plaintiffs bring claims against Insys for civil conspiracy, negligence, and aiding and abetting. Plaintiffs have not yet served Insys with the Complaint. We intend to vigorously defend this matter and based on currently available information, we do not believe any resolution of this matter, when taken individually, will have a material adverse effect on our business, financial position, or future results of operations.

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

Material Agreements

Aptar

In October 2015, we entered into an amended and restated supply, development and exclusive licensing agreement with Aptargroup, Inc. (“Aptar”), which, among other things, extended our exclusive supply rights to the current sublingual spray device currently utilized by SUBSYS®, as well any new device(s) jointly developed by the two companies for a period of seven years. In addition to extending the term, this amendment added certain minimum purchase commitments and requires certain tiered royalties as a percentage of net revenue to be paid by us ranging from less than one percent to the low single digits, commencing in March 2016 through the term of this agreement, from our sales of SUBSYS® and future products that use the Aptar spray device technology.

In January 2016, we assigned our rights, title, duties and obligations of supply, development and exclusive licensing agreement with Aptar from our parent to our manufacturing subsidiary as part of a corporate restructuring.

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

As of March 31, 2018, our remaining estimated annual contractual obligation under our agreement with Aptar was $7,500,000.

Renaissance

In April 2015, we entered into an amendment to our Renaissance manufacturing and supply agreement dated May 24, 2011, as amended, which extends our existing manufacturing and supply agreement to produce SUBSYS® until the end of 2020. In addition to extending the term, this amendment added certain minimum purchase commitments.

In January 2016, we assigned our rights, title, duties and obligations under our manufacturing and supply agreement with Renaissance from our parent to our manufacturing subsidiary as part of a corporate restructuring.

In April 2018, we, through our manufacturing subsidiary, entered into a further amendment to our Renaissance manufacturing and supply agreement. This amendment effectively eliminates any prior minimum purchase (and batch) obligations that had been set forth in the amendment dated July 2016, and replaces them with a new annual purchase commitment of $3,000,000 for the calendar year ended December 31, 2018, and $2,000,000 for the calendar years ending December 31, 2019 and 2020. As a result, the cumulative effect related to this amendment reduces our aggregated purchase commitment with Renaissance from $12,000,000 to $7,000,000 through December 31, 2020.

As of March 31, 2018, our remaining estimated annual contractual obligation under our agreement with Renaissance was $6,065,000.

The following table sets forth our aggregate minimum purchase commitments with Renaissance and Aptar under these agreements (in thousands):

Years ending December 31,
Remainder of 2018	$3,565
2019	4,000
2020	4,000
2021	2,000
2022	—
Thereafter	—
Total	$13,565

7.	Stock-based Compensation

Amounts recognized in the condensed consolidated statements of operations and comprehensive loss with respect to our stock-based compensation plans were as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Research and development	$847	$1,033
General and administrative	2,323	2,959
Total cost of stock-based compensation	$3,170	$3,992

The following table summarizes stock option activity during the three months ended March 31, 2018:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term (in years)	(in millions)
Vested and exercisable as of December 31, 2017	3,499,957	$11.43
Outstanding as of December 31, 2017	6,332,415	$12.10
Granted	1,166,200	$8.06
Cancelled	(329,629)	$14.86
Exercised	(146,859)	$3.56
Outstanding as of March 31, 2018	7,022,127	$11.47	7.7	$5.0
Vested and exercisable as of March 31, 2018	3,441,452	$11.82	6.1	$4.7

As of March 31, 2018, we expected to recognize $23,394,000 of stock-based compensation for outstanding options over a weighted-average period of 2.8 years.

From time to time we grant restricted stock units to certain employees and directors. Restricted stock units are valued at the closing market price of our common stock on the day of grant and the total value of the units is recognized as expense ratably over the vesting period of the grants. The following table summarizes restricted stock unit activity during the three months ended March 31, 2018:

		Weighted
		Average
		Grant-Date
	Number of	Fair Value
	Units	Per Unit
Outstanding as of December 31, 2017	381,900	$10.27
Granted	277,770	$8.08
Exercised	(49,910)	$12.65
Cancelled	(16,200)	$9.73
Outstanding as of March 31, 2018	593,560	$9.06

As of March 31, 2018, we expected to recognize $4,591,000 of stock-based compensation for outstanding restricted stock units over a weighted-average period of 2.3 years.

Cash received from option exercises under all stock-based payment arrangements for the three months ended March 31, 2018 and 2017 was $524,000 and $654,000, respectively. For the three months ended March 31, 2018 and 2017, we recorded net reductions of $440,000 and $192,000, respectively, of our federal and state income tax liability, with an offsetting credit within income tax expense, resulting from the excess tax benefits of stock options. A full valuation allowance was recorded against these reductions during the three months ended March 31, 2018.

8.	Net Loss per Share

Basic net loss per common share is computed by dividing the net loss allocable to the common stockholders by the weighted average number of common shares outstanding during the period. The diluted income per share further includes any common shares available to be issued upon exercise of outstanding stock options if such inclusion would be dilutive.

The following table sets forth the computation of basic and diluted net loss per common share (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2018	2017
Historical net loss per share - Basic
Numerator:
Net loss	$(20,370)	$(6,524)
Denominator:
Weighted average number of common shares outstanding	73,745,202	71,945,743
Basic net loss per common share	$(0.28)	$(0.09)
Historical net loss per share - Diluted
Numerator:
Net loss	$(20,370)	$(6,524)
Denominator:
Weighted average number of common shares outstanding	73,745,202	71,945,743
Effect of dilutive stock options	—	—
Weighted average number of common shares outstanding	73,745,202	71,945,743
Diluted net loss per common share	$(0.28)	$(0.09)

As we have incurred a net loss for three months ended March 31, 2018 and 2017, basic and diluted per share amounts are the same, since the effect of potential common share equivalents is anti-dilutive. Anti-dilutive share equivalents included 5,807,921 and 74,665 outstanding stock options as of March 31, 2018 and 2017, respectively.

9.	Product Lines, Concentration of Credit Risk and Significant Customers

We are engaged in the business of developing and selling pharmaceutical products. During the three months ended March 31, 2018, we had two product lines, SUBSYS® and SYNDROS®. Our CODM evaluates revenues based on product lines.

The following tables summarizes our net revenue by product line, as well as the percentage of revenue by route to market (in thousands):

	Net Revenue by Product Line
	Three Months Ended
	March 31,
	2018	2017
SUBSYS®	$23,274	$35,962
SYNDROS®	637	—
Total net revenue	$23,911	$35,962

	Percent of Revenue by Route to Market
	Three Months Ended
	March 31,
	2018	2017
Pharmaceutical wholesalers	61%	66%
Specialty pharmaceutical retailers	39%	34%
	100%	100%

All our products are sold in the United States of America.

Product shipments to our two largest pharmaceutical wholesalers accounted for 31% and 18% of total shipments and product shipments to our two largest specialty pharmaceutical retailers accounted for 22% and 17% of total shipments for the three months ended March 31, 2018. Product shipments to our four largest pharmaceutical wholesalers accounted for 21%, 20%, 11% and 10% of total shipments and product shipments to one specialty pharmaceutical retailer accounted for 31% of total shipments for the three months ended March 31, 2017. Our two largest pharmaceutical wholesalers’ accounts receivable balances accounted for 47% and 13% of gross accounts receivable and our two largest specialty pharmaceutical retailers’ accounts receivable balances accounted for 24% and 11% of gross accounts receivable balance as of March 31, 2018. Three pharmaceutical wholesalers’ accounts receivable balances accounted for 44%, 18%, and 10% of gross accounts receivable balance as of December 31, 2017, and two specialty pharmaceutical retailers’ accounts receivable balances accounted for 13% and 12% of gross accounts receivable as of December 31, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2017, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management; PBM formulary changes relative to SUBSYS® or SYNDROS® that may have a material impact on future net revenue; our intent to file an IND application for the treatment of epilepsy with cannabidiol; the sufficiency of our manufacturing capacity; the beneficial attributes of our dronabinol product candidates and delivery mechanisms; that our suppliers are equipped to supply us with our current and future chemical needs; that pending dronabinol candidates will default to Schedule II classification; that changes in health care laws will result in reduced Medicaid and Medicare payments for prescription drugs; that sales and marketing and research and development costs will be our largest categories of expenses; that sales and marketing expenses will fluctuate based on changes in SUBSYS® or SYNDROS® net revenue; our development of different dronabinol delivery systems; that we can maintain or even grow market share and net revenue for SUBSYS® and SYNDROS® and our strategies relating thereto; that we may pursue strategies relating to synthetic cannabidiol; our sales and marketing strategy for future products and delivery systems; that we may pursue strategic transactions such as acquisitions of other companies, asset purchase, out- or in-licensing of products, strategic partnerships, joint ventures, divestitures, business combinations and investments; our ability to obtain foundation materials and manufacture dronabinol in light of government quotas; our strategy of using Marinol as a reference drug in future drug approval applications; the expected pathway of drug applications we expect to file in the future; that physicians and payers will continue to gain familiarity about and accept the features of SUBSYS® and SYNDROS®; our plans and strategies for obtaining future international approvals; our plans and strategies to protect our intellectual property; our intention of not paying dividends; possible capital raising transactions we may pursue; that we may avail ourselves of certain Nasdaq governance provisions because of our potential status as a controlled company; that research and development and operating costs will fluctuate; that any investments in our sales and research and development infrastructure could result in increased sales; that reductions in our sales and marketing force could result in decreased sales; accounting estimates and the impact of new or recently issued accounting pronouncements; that cash flows from operations will fluctuate as a result of sales of SUBSYS® and SYNDROS®; the source and sufficiency of our liquidity and capital resources to fund our operations; trends in restrictions and impediments relating to reimbursement policies imposed by PBMs; the impact of pending litigation and our strategy relating thereto; that we will not recognize revenue in the near term from current research and development initiatives; our exposure to interest rate changes and market risks related to our investments; and the potential impact of Section 382 limitations on our NOLs. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations as described from time to time in our SEC reports, including those risks outlined under “Risk Factors” in Item 1A of our Form 10-K for the year ended December 31, 2017. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Form 10-Q. You should carefully consider these risks and uncertainties described and other information contained in the reports we file with or furnish to the SEC before making any investment decision with respect to our securities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:

•	the impact of ongoing regulatory review of SUBSYS®, SYNDROS® and other product candidates that receive regulatory approval;
•	our dependence on sales of SUBSYS® and SYNDROS®;

•	market acceptance, including by third-party payers, of our products;
•	the unpredictability and regulation surrounding the reimbursement of SUBSYS® and SYNDROS® by third-party payers;
•	the success of our sales and marketing strategies;
•	our ability to manage change in our business;
•	manufacturing failures;
•	challenges relating to our operation of a second dronabinol manufacturing facility;
•	our limited manufacturing capabilities and our reliance on third parties in our product supply chain;
•	delays in manufacturing or interruption of our sublingual spray delivery system;
•	competition;
•	our ability to achieve and maintain adequate levels of third-party payer and reimbursement coverage for sales of our products;
•	our reliance on wholesale pharmaceutical distributors for sales of our products through to the retail distribution channel;
•	our reliance on third parties for the performance of services relating to SUBSYS® and SYNDROS®, including invoicing, storage and transportation;
•	our ability to develop a pipeline of product candidates;
•	any failure of our clinical trials to demonstrate acceptable levels of safety and efficacy;
•	expenses, delays, changes and terminations that could adversely affect the design and implementation of our clinical trials;
•	reliance on third parties to conduct and oversee our clinical trials;
•	acceptance by the FDA of our data from our clinical trials conducted outside the United States;
•	risks and uncertainties associated with starting materials sourced from India;
•	our ability to meet Section 505(b)(2) regulatory approval pathways or requirements for our product candidates;
•	annual DEA quotas on the amount of dronabinol allowed to be produced in the United States;
•	our failure to successfully acquire, develop or market additional product candidates;
•	our ability to retain key management and other personnel;
•	misconduct and improper activities by our former and current employees, prescribing physicians and other persons involved in the marketing and distribution of our products;
•	our ability to utilize our net operating loss and research and development tax credit carryforwards;
•	the adverse impacts of strategic transactions;
•	our exposure to product and other liability claims;
•	our ability to comply with environmental laws relating to our use of hazardous materials;
•	system failures, accidents, or security breaches;
•	natural disasters;
•	our significant operating expenses and need for potential additional funding;
•	our failure to comply with federal and state health care laws, including fraud and abuse and health information privacy and security laws;
•	undesirable side effects of our products and the potential for post-approval regulatory action relating to such side effects;

•	the impact of changes in policies and funding resulting from health care reform measures, including the impact on the funding, staffing and leadership of the FDA and other agencies;
•	heightened attention on the use of opioids, including government litigation, changes in policies, and legislation at the federal and local level;
•	our ability to obtain and enforce patent rights or other intellectual property rights that cover our products and product candidates;
•	costs of litigation and our ability to protect our intellectual property rights;
•	our exposure to litigation relating to infringement suits against us;
•	our exposure to claims that our employees or independent contractors have wrongfully used or disclosed to us trade secrets of their other clients or former employers;
•	our compliance with the procedural, document submission, fee payment and other requirements needed to apply for patents;
•	our stockholder’s perception of the decisions made by the voting committee associated with the independent trust that controls the shares owned by our principal stockholder;
•	challenges related to the indictment of our principal stockholder;
•	fluctuation in the price of our common stock;
•	substantial future sales of shares by existing shareholders, or the perception that such sales may occur, could cause our stock price to decline;
•	our ability to maintain and improve our financial controls and related compliance with SEC and stock exchange listing standards;
•	lack of, or inaccurate, published research about us;
•	the impact of future sales of our common stock or securities convertible into our common stock;
•	the effect of anti-takeover provisions in our charter documents and under Delaware law;
•	the impact of exemptions from certain Nasdaq independence rules because of our potential status as a “controlled company”; and
•	our intention to not pay dividends in the foreseeable future.

Additionally, there may be other risks that are otherwise described from time to time in the reports that we file with the SEC. Any forward-looking statements in this report should be considered in light of various important factors, including the risks and uncertainties listed above, as well as others.

Overview

We are a commercial-stage specialty pharmaceutical company that develops and commercializes innovative supportive care products. As of March 31, 2018, we have two commercially marketed products:

•

SUBSYS® — a proprietary, single-use product that delivers fentanyl, an opioid analgesic, for transmucosal absorption underneath the tongue, offered in 100, 200, 400, 600, 800, 1,200 and 1,600 mcg dosages. SUBSYS® is approved for the treatment of BTCP in opioid-tolerant patients. We received FDA approval for SUBSYS® in January 2012 and commercially launched SUBSYS® in March 2012.

•

SYNDROS® — a dronabinol oral solution that is equivalent to Marinol, an approved second-line treatment for CINV and anorexia associated with weight loss in patients with AIDS, offered in multi-dose 30-mL bottles. We received FDA approval for SYNDROS® in July 2016. In March 2017, the DEA issued an interim final ruling that would result in SYNDROS® being placed in Schedule II of the CSA. We received final labeling approval by the FDA in May 2017 and commercially launched SYNDROS® in July 2017.

We market SUBSYS® and SYNDROS® through our U.S.-based field sales force focused on oncologists and supportive care physicians. Consistent with most pharmaceutical manufacturing companies, we sell SUBSYS® and SYNDROS® primarily to pharmaceutical wholesalers and collect sales proceeds from those wholesalers. For the three months ended March 31, 2018, sales to our two largest wholesale customers accounted for 49% of gross revenue. We also sell SUBSYS® and SYNDROS® directly to certain specialty pharmaceutical retailers who distribute our product. For the three months ended March 31, 2018, direct sales to our two largest specialty pharmaceutical retailers accounted for 39% of gross revenue.

All wholesaler and specialty pharmacies that fulfill SUBSYS® and SYNDROS® prescriptions are fully independent from us. For instance, we do not own or have any ownership stake in any pharmaceutical wholesaler or specialty pharmacy, nor do we have an option to acquire any wholesaler or specialty pharmacy. In addition, our relationships with every pharmacy that fulfills SUBSYS® and SYNDROS® prescriptions are non-exclusive in that each of these pharmacies may also fulfill prescriptions for other pharmaceutical manufacturers, including our competitors. For the three months ended March 31, 2018, over 195 independent pharmacies have fulfilled at least one SUBSYS® prescription.

Our sales of, and revenue from, SUBSYS® and SYNDROS® depend in significant part on the coverage and reimbursement policies of third-party payers, including government payers, such as Medicare and Medicaid, and private health insurers. All third-party payers are sensitive to the cost of drugs, including our products, and consistently implement efforts to control these costs, which efforts include, but are not limited to, establishing excluded or preferred drug lists. SUBSYS® and SYNDROS® have been, and will continue to be, subject to these restrictions and impediments from third-party payers, particularly PBMs and private health insurers. We have in the past, either directly or through the use of qualified third-party entities such as large service providers or specialty pharmacies, facilitated assistance to patients in connection with obtaining insurance coverage for our products.

We focus a significant portion of our resources on our research and development efforts. In particular, we are developing product candidates in both cannabinoids and sublingual sprays. Our most advanced product candidate is buprenorphine sublingual spray. We believe this product candidate possesses unique pharmacological properties that may make it a safe and efficacious alternative to traditional opioids, especially outside of a hospital setting. On September 29, 2017, we filed an NDA with the FDA for this product candidate, and on December 6, 2017, the FDA accepted the filing.

We produce the dronabinol API for SYNDROS® at our U.S.-based, state-of-the-art dronabinol manufacturing facility. While we believe that this facility has the capacity to supply sufficient commercial quantities of dronabinol API for SYNDROS® and support the continued development of our other dronabinol product candidates in the near-term, we have opened and expanded a second dronabinol manufacturing facility, which we anticipate will enable us to supply sufficient commercial quantities of dronabinol API for the anticipated commercialization of our proprietary dronabinol product candidates, if approved.

We have the capability to manufacture pharmaceutical CBD, an over 99.5% pure form of cannabidiol, in our Round Rock, Texas manufacturing facility.

Factors Affecting Our Performance

We believe that our performance and future success are dependent upon a number of factors, including our approved product sales, investments in our infrastructure and growth, and our ability to successfully develop product candidates, and complete related regulatory processes. While each of these areas presents significant opportunities for us, they also pose significant risks and challenges that we must successfully address. In addition, our ability to ensure that our products, policies and practices adhere to the extensive national, state, and local regulations applicable to our industry is critical to our success. Finally, we believe that as our ongoing federal and state investigations and litigation proceedings have continued to accumulate, these challenges in the aggregate have led to pressure on our business with respect to factors like reputational damage in the healthcare community and industry and significant legal costs and expenses.

Approved Product Sales. Our operating results will depend significantly upon our, and any of our third-party distributors’, sales of approved products. During the three months ended March 31, 2018, substantially all of our net revenues were generated from the sale of our approved product, SUBSYS®. We generated minimal revenues from the sale of SYNDROS® during the three months ended March 31, 2018. Our results depend on prescription volume generally, which we believe is driven primarily by achievement of broad market acceptance and coverage by third-party payers, and effectiveness of the marketing and selling efforts with respect to SUBSYS® and SYNDROS®. Moreover, our gross margins improve on a unit-by-unit basis as we sell higher dosage strengths of our products. Importantly, the proportion of prescriptions written for repeat SUBSYS® patients was approximately 91% of prescriptions as of March 31, 2018. Generally, repeat SUBSYS®

patients receive significantly higher doses of SUBSYS® on average than first-time patients, as patients are titrated from a starter dose of SUBSYS® to their effective dose in accordance with the TIRF REMS protocol.

According to IQVIA, a worldwide integrated information and technology health care service provider, the total market for TIRF products for the three months ended March 31, 2018, was approximately 7,600 prescriptions and we estimate SUBSYS® prescriptions were approximately 27% of the TIRF market in this period, compared to a total market for TIRF products of approximately 12,300 prescriptions and approximately 35% SUBSYS® market share for the three months ended March 31, 2017.

As management seeks to continue to provide insight into known and material trends and uncertainties on which we are most focused related to our net revenue, we note that the macro trend of the continuing and heightened publicity surrounding the national opioid epidemic continues to result in sensitivity by many health care professionals to prescribe, and pharmacies to dispense, opioids. In part, this sensitivity by health care professionals and pharmacies is the result of third-party payers, such as insurance companies, and regulatory and government agencies increasingly scrutinizing the indications and uses for which health care professionals are prescribing, and pharmacies are dispensing, opioids. Other high-profile initiatives, such as President Trump’s declaration of the opioid crisis as a public health emergency, are likely adding to this sensitivity. Furthermore, widespread litigation focused on opioids, including multi-district litigation, has focused an enormous amount of scrutiny on the prescribing of opioids. Consequently, these current and potential future events have affected and will likely continue to affect, the manner in which, and the situations when, opioids, including SUBSYS®, are being prescribed, dispensed and approved for coverage.

We also believe that recurring seasonal factors relating to the commencement of a new calendar year have, and could in the future, adversely affect net revenue. At the conclusion of a calendar year, many patients change or are switched to a new insurance plan or pharmacy benefit provider that may have different policies or requirements in order to receive coverage over our products. In addition, many patients may need to re-establish eligibility for coverage at the start of new calendar year. Moreover, the commencement of a new calendar year typically resets deductible requirements and a commonly referred to coverage gap known as the Medicare donut hole, wherein a patient must pay all costs out-of-pocket for his or her prescriptions up to a yearly limit in order for the drug plan to pay for covered drugs again. These events have, and could in the future, affect the use of a branded, more expensive product like SUBSYS® and SYNDROS® by consumers with financial constraints.

Finally, the nature of the pricing on branded products such as SUBSYS® and SYNDROS® has adversely affected our revenue and may have likely been one driver in our decrease in overall market share for SUBSYS®. Pharmaceutical product pricing has received significant governmental and media attention and we believe that migration to lower-cost generics has resulted from this focus.

In addition to the macro trends discussed above, our company continues to have issues more specific to our business that have affected, and will likely continue to adversely affect, our net revenue and may be causing the decrease in overall market share for SUBSYS®. For instance, our company has significant reputational issues primarily driven by ongoing state and federal investigations into our sales, marketing and other commercial practices and criminal developments related thereto as well as media reports covering such activity. We have had numerous former employees that have either been charged with or have pled guilty to criminal activity in connection with our sales, marketing and other commercial practices. In addition, we had various health care professionals that previously interacted with our company, either through our speaker bureau or as a prescriber (or both) that have either been charged with, or have pled guilty to or been convicted of, criminal activity in connection with our sales, marketing and other commercial practices. These developments, which may continue to worsen, have significantly and adversely affected our reputation within the healthcare industry and with governmental entities.

While we continue to sell directly into wholesalers and retail pharmacies for our revenue, the direct pressures discussed above related to the retail demand-side components of our business will likely result in our inability to grow full-year 2018 SUBSYS® revenue. In addition, for the same reasons, we anticipate that we will likely continue to experience future declines in SUBSYS® revenue for the remainder of 2018 when compared to prior quarters in 2017.

Third-Party Payer Interactions and Government Programs Associated with Reimbursement. Acceptance of our products by third-party payers is critical to the success of our business and financial condition. Our relationships with these third-party payers evolves on a regular basis and is often difficult to predict, but may be affected by the reputational issues discussed above. By way of example, from time to time, third-party payers modify which drugs they choose to reimburse. For instance, on or around August 1, 2014, ESI officially released its exclusion list of drugs, effective January 1, 2015, in connection with its national preferred formulary. While SUBSYS® was removed from this list in 2017, other PBMs may take similar actions as a result of a number of factors, including migration to lower-cost generics, and these actions may have a material impact on our net revenue in the future. As we have in the past, we will continue working with PBMs to evaluate price increases and to communicate with managed care and health-system decision-makers to ensure a balanced approach, which takes into account the clinical performance and efficacy of our products.

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

Investments in Our Infrastructure and Growth. Our ability to increase our sales and to further penetrate our target market segments is dependent in part on our ability to invest in our infrastructure and in our sales and marketing efforts. In order to drive further growth, we may hire additional sales and marketing personnel and invest in marketing our products to our target physician prescriber base. While we would anticipate that any increase in sales force would result in increased product sales and net revenue, this would also lead to corresponding increases in our operating expenses. Conversely, a decrease in sales force may lead to decreased product sales, net revenue, and operating expenses. As of March 31, 2018, we had 163 full-time sales and marketing personnel. We have constructed a second dronabinol manufacturing facility, which we anticipate will supply us with sufficient commercial quantities of dronabinol API for the commercialization of our proprietary dronabinol product candidates, if approved. This second facility has, and will continue to, increase our operating expenses.

Product Development and Related Regulatory Processes. Our operating results will also depend significantly on our research and development activities and related regulatory developments. Our research and development expenses were $12.3 million and $12.9 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had 57 full-time research and development personnel. We expect research and development expenses to fluctuate with the timing of our planned preclinical studies and clinical trials for our product candidates, particularly our proprietary cannabinoid product candidates and sublingual spray product candidates. We do not expect to realize net revenues from all of these research and development initiatives in the near term and may never realize net revenues from these investments. Due to the risks inherent in conducting preclinical studies and clinical trials, the regulatory approval process and the costs of preparing, filing and prosecuting patent applications, our development completion dates and costs will vary significantly for each product candidate and are very difficult to estimate. The lengthy process of seeking regulatory approvals and the subsequent compliance with applicable regulations require the expenditure of substantial additional resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals or acceptable DEA classifications for our product candidates could cause our research and development expenditures to increase significantly and in turn, have a material adverse effect on our results of operations.

Basis of Presentation

Net Revenue

We sell SUBSYS® and SYNDROS® in various dosing packages to wholesale pharmaceutical distributors and speciality retail pharmacies (collectively, our customers), on a wholesale basis. Sales to our customers are subject to specified rights of return. We recognize revenue when we transfer control of our products to our customers, as our contracts have a single performance obligation (delivery of our product to their preferred location).

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

Sales and Marketing Expenses

Our sales and marketing expenses consist primarily of salaries, commissions, benefits, consulting fees, costs of obtaining prescription and market data, and market research studies related to SUBSYS® and SYNDROS®. As of March 31, 2018, we had 163 full-time sales and marketing personnel. Because we use an incentive-based compensation model for our sales professionals, we expect our sales and marketing expenses to fluctuate from period to period based on changes in net revenue.

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

To date, our research and development efforts have been focused primarily on our fentanyl, dronabinol, buprenorphine and cannabidiol programs. As of March 31, 2018, we had 57 full-time research and development personnel. We expect research and development expenses to fluctuate with the timing of our planned preclinical studies and clinical trials for our product candidates. We determine which research and development projects to pursue, as well as the level of funding available for each project, based on the scientific and preclinical and clinical results of each product candidate and related regulatory action and the risk adjusted economic benefit to the company.

The following table provides a breakdown of our research and development expenses during the three months ended March 31, 2018 and 2017 (in millions):

	Three Months Ended
	March 31,
	2018	2017
Cannabidiol	$4.2	$2.6
Buprenorphine	0.1	0.5
Fentanyl	0.1	1.5
Epinephrine	0.1	0.1
LEP-ETU and IL-13	—	0.1
Naloxone	0.3	0.3
Dronabinol	1.0	0.5
Buprenorphine/Naloxone	0.7	0.1
Internal research and development costs	5.2	7.0
Other	0.6	0.2
Total research and development expenses	$12.3	$12.9

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, accounting, and business development, regulatory fees for commercialized products, directors’ and officers’ insurance premiums, fees for investor relations service and internal support functions. In addition, general and administrative expenses include facility costs not otherwise included in research and development expenses and professional fees for legal, consulting and accounting services. As of March 31, 2018, we had 53 full-time general and administrative personnel. We expect general and administrative expense to fluctuate as a result of legal expenses, as well as expanding or contracting our operating activities to adjust to market changes. More specifically, as our ongoing federal and state investigations and litigation proceedings have continued to accumulate, these challenges have led to significant legal costs and expenses. It is difficult to predict such legal costs and expenses and in many ways these costs and expenses are not within our control. For instance, consistent with the practice of many publicly-traded companies, we enter into indemnity agreements with our officers and directors which broadly provide for us to advance legal expenses and to hold such officer or director harmless in connection with matters related to their position. As has been previously disclosed, two of our former executive officers have been criminally charged. Our satisfaction of our obligations pursuant to these executives’ indemnity agreements, as well as the payment of legal fees for other current and former employees needing legal counsel in connection with these legal proceedings, has resulted in significant expense. Moreover, our board of directors has been subject to securities class action and derivative cases which entitles them to legal counsel, which has resulted in significant and continuing legal costs and expenses.

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

Significant Accounting Polices and Estimates

Significant changes to our accounting policies as a result of adopting ASC Topic 606 are discussed in Note 1 and Note 2 of the Notes to our Unaudited Condensed Consolidated Financial Statements. There were no other changes in our significant accounting policies and estimates during the three months ended March 31, 2018, from those set forth in “Note 2. Significant Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations

Comparison of Three Months Ended March 31, 2018 to Three Months Ended March 31, 2017

The following table presents certain selected consolidated financial data for the three months ended March 31, 2018 and 2017, expressed as a percentage of net revenue:

	Three Months Ended
	March 31,
	2018	2017
Net revenue	100.0%	100.0%
Cost of revenue	9.2	12.9
Gross profit	90.8	87.1
Operating expenses:
Sales and marketing	37.9	43.5
Research and development	51.3	36.0
General and administrative	83.2	41.8
Charges related to litigation award and settlements	3.1	—
Total operating expenses	175.5	121.3
Operating loss	(84.7)	(34.2)
Other income:
Interest income	2.1	1.2
Other income (expense), net	(1.9)	0.1
Total other income	0.2	1.3
Loss before income taxes	(84.5)	(32.9)
Income tax expense (benefit)	0.7	(14.8)
Net loss	(85.2)%	(18.1)%

Net Revenue. Net revenue decreased $12.1 million, or 33.5%, to $23.9 million for the three months ended March 31, 2018, compared to $36.0 million for the three months ended March 31, 2017. The decrease in net revenue was attributable to a 33.6% decrease in shipments to pharmaceutical wholesalers and specialty pharmaceutical retailers for the three months ended March 31, 2018 due primarily to reduced demand for SUBSYS®, as compared to the three months ended March 31, 2017, combined with a 0.1% decrease in net sales price due to changes in mix of prescribed dosages and changes in provisions for wholesaler discounts, patient discounts, rebates, and returns, partially offset by price increases in January 2017, August 2017, and January 2018. Provisions for patient discounts, wholesaler discounts, rebates, and returns were $1.7 million, $2.9 million, $6.6 million, and $3.4 million, respectively, or 37.8% on a combined basis of gross revenue for the three months ended March 31, 2018, compared to $4.6 million, $3.6 million, $8.1 million, and $(0.4) million, respectively, or 30.6% on a combined basis of gross revenue from the sale of SUBSYS® for the three months ended March 31, 2017. The decrease in product sales allowances was primarily attributable to lower sales of SUBSYS® during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, partially offset by a $3.8 million increase in product returns. As described in “Factors Affecting Our Performance – Approved Product Sales”, the continuing sensitivity by some health care professionals to prescribe, and pharmacies to dispense, opioids, scrutiny by third-party payers and governmental agencies, and ongoing state and federal investigations, and media reports related thereto, will likely result in our inability to grow full-year SUBSYS® revenue for the remainder of 2018 when compared to 2017. In addition, for the same reasons, we anticipate that we will experience future declines in SUBSYS® revenue for the remainder of 2018 when compared to prior quarters in 2017.

Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue decreased $2.4 million to $2.2 million for the three months ended March 31, 2018, compared to $4.6 million for the three months ended March 31, 2017. The decrease in cost of revenue was primarily attributable to the decrease in sales of SUBSYS® during the three months ended March 31, 2018. Gross profit decreased $9.6 million to $21.7 million for the three months ended March 31, 2018, compared to $31.3 million for the three months ended March 31, 2017, due primarily to the decrease in sales of SUBSYS®. Gross margin for the three months ended March 31, 2018 was approximately 91% compared to approximately 87% for the three months ended March 31, 2017. The increase in gross margin was primarily due to a decrease in the expense for excess and obsolete inventory reserves for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017.

Sales and Marketing Expense. Sales and marketing expense decreased $6.6 million to $9.1 million for the three months ended March 31, 2018, compared to $15.7 million for the three months ended March 31, 2017. The decrease in sales and marketing expense was due primarily to the decrease in sales of SUBSYS® and a decrease in sales and marketing personnel costs.

Research and Development Expense. Research and development expense decreased  $0.6 million to $12.3 million for the three months ended March 31, 2018, compared to $12.9million for the three months ended March 31, 2017. The decrease in research and development expense was primarily due to timing of clinical and development expenses.

General and Administrative Expense. General and administrative expense increased $4.9 million to $19.9 million for the three months ended March 31, 2018, compared to $15.0 million for the three months ended March 31, 2017. The increase in general and administrative expense was due primarily to increases in legal expense incurred in connection with various ongoing government investigations and prosecutions of our former employees, and other legal proceedings. The increase in legal and personnel costs were partially offset by a decrease in stock-based compensation costs.

Charges Related to Litigation Award and Settlements. Charges related to litigation award and settlements for the three months ended March 31, 2018 were $0.7 million. There was no similar charge for the three months ended March 31, 2017.

Income Tax Expense (Benefit). Provision for income taxes was $0.2 million for the three months ended March 31, 2018, representing an effective tax rate of (0.8)%, as compared to $(5.3) million for the three months ended March 31, 2017, representing an effective tax rate of 44.9%. The change in the effective rate for the period ended March 31, 2018, compared with the same period in the previous year was due primarily to the increase in valuation allowance during the three months ended March 31, 2018. As of March 31, 2018, we had approximately $6.6 million of federal NOLs, and $239.3 million of state NOLs.

We record valuation allowances to reduce the book value of our deferred tax assets to amounts that are estimated on a more likely than not basis to be realized. We established a full valuation allowance for deferred taxes during the period ended December 31, 2017, and maintain a full valuation allowance as of the current quarter. The establishment of a valuation allowance does not impact cash, nor does it preclude us from using our tax credits, loss carryforwards and other deferred tax assets in the future.

We had unrecognized tax benefits of approximately $10.6 million as of March 31, 2018, primarily associated with tax positions taken in prior years. No significant penalties and approximately $1.4 million of interest are included in income taxes and accounted for on the balance sheet related to unrecognized tax positions.

Liquidity and Capital Resources

Sources of Liquidity

Current operations are financed principally with existing cash on hand, investments in marketable securities and cash flows from operations.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in millions):

	Three Months Ended
	March 31,
	2018	2017
Net cash used in operating activities	$(17.4)	$(16.7)
Net cash provided by (used in) investing activities	3.4	(20.2)
Net cash provided by financing activities	0.5	0.7
Net decrease in cash and cash equivalents	(13.5)	(36.2)
Cash and cash equivalents, beginning of period	32.0	104.6
Cash and cash equivalents, end of period	$18.5	$68.4

Cash Flows From Operating Activities. Net cash used in operating activities was $17.4 million and $16.7 million for the three months ended March 31, 2018 and 2017, respectively. The net cash used during the three months ended March 31, 2018 primarily reflects the net loss for the period driven by a reduction in SUBSYS® net sales, adjusted in part by depreciation and amortization and stock-based compensation expense.

Cash Flows From Investing Activities. Net cash provided by investing activities was $3.4 million for the three months ended March 31, 2018, and consists primarily of the net sale and maturity of investments. Net cash used in investing activities of $20.2 million for the three months ended March 31, 2017 consists primarily of the purchase of investments and property and equipment.

Cash Flows From Financing Activities. Net cash provided by financing activities was $0.5 million and $0.7 million for the three months ended March 31, 2018 and 2017, respectively, each consisting of proceeds from the exercise of stock options.

We invoice pharmaceutical wholesalers and specialty pharmaceutical retailers upon delivery of SUBSYS® and SYNDROS®. To date, our customers have typically paid us 30 to 60 days from their applicable invoice dates.

Our cash flows for 2018 and beyond will depend on a variety of factors, including sales of SUBSYS® and SYNDROS®, regulatory approvals, investments in manufacturing and production, capital equipment, research and development, and litigation settlements, and general and administrative expenses.

Funding Requirements

We believe that our pre-existing cash and cash equivalents and investments, together with interest thereon, will be sufficient to fund our operations for at least the next 12 months from the issuance date of these condensed consolidated financial statements.

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

Contractual Obligations

In April 2018, we, through our manufacturing subsidiary, entered into a further amendment to our Renaissance manufacturing and supply agreement. This amendment effectively eliminates any prior minimum purchase (and batch) obligations that had been set forth in the amendment dated July 2016, and replaces them with a new annual purchase commitment of $3,000,000 for the calendar year ended December 31, 2018, and $2,000,000 for the calendar years ending December 31, 2019 and 2020. As a result, the cumulative effect related to this amendment reduces our aggregated purchase commitment with Renaissance from $12,000,000 to $7,000,000 through December 31, 2020.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

Recently Adopted Accounting Pronouncements

Refer to Note 1 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2018, $7.9 million of our cash equivalent investments was in money market securities that are reflected as cash equivalents because all original maturities are within 90 days. Money market securities may consist of commercial paper, Federal agency discount notes and money market funds. We believe our interest rate risk with respect to these investments is limited due to the short-term duration of these arrangements and the yields earned, which approximate current interest rates.

Our policy for our short-term and long-term investments is to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. Our investment portfolio, consisting of fixed income securities that we hold on an available-for-sale basis, was approximately $127.6 million as of March 31, 2018, and $136.4 million as of December 31, 2017. These securities, like all fixed income instruments, are subject to interest rate risk and would likely decline in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase.

The following table provides information about our available-for-sale securities that are sensitive to changes in interest rates. We have aggregated our available-for-sale securities for presentation purposes since they are all very similar in nature (dollar amounts in millions):

Interest Rate Sensitivity

Principal Amount by Expected Maturity as of March 31, 2018

	Remainder of 2018	2019	2020	2021	2022	Thereafter
CD's and Available-for-sale securities	$77.8	$41.5	$8.0	$—	$—	$0.3
Weighted-average yield rate	1.24%	0.69%	0.14%	0.00%	—	0.00%

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

You should carefully consider the risks described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, as well as other factors discussed herein under “Forward-Looking Statements” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein. There have been no material changes from the risk factors disclosed in Part I, Item 1A, in our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Item 1.01 ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT

In April 2018, we, through our manufacturing subsidiary, entered into a further amendment, or the Amendment, to our Renaissance manufacturing and supply agreement. This amendment effectively eliminates any prior minimum purchase (and batch) obligations that had been set forth in the amendment dated July 2016, and replaces them with a new annual purchase commitment of $3,000,000 for the calendar year ended December 31, 2018, and $2,000,000 for the calendar years ending December 31, 2019 and 2020. As a result, the cumulative effect related to this amendment reduces our aggregated purchase commitment with Renaissance from $12,000,000 to $7,000,000 through December 31, 2020. The foregoing is a summary only and does not purport to be a complete description of all of the terms and agreements contained in the Amendment, and is subject to and qualified in its entirety by reference to the full text of the Amendment, which is filed herewith as Exhibit 10.1 to this Form 10-Q and is incorporated into this Item 5 by reference.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

 On Thursday, May 10, 2018, we accepted the resignation of Brian Tambi from the Company’s Board of Directors (“Board”).  Such resignation is effective immediately and includes all Board committees upon which he served.  Mr. Tambi indicated that his decision to resign was not a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.  The Board has not, at this time, filled the vacancies caused by such resignation.

Item 5.07 Submission of Matters to a Vote of Security Holders.

(a)

The Company held its Annual Meeting of Shareholders on Friday, May 4, 2018.  In connection with the meeting, 49,591,530 shares were represented in person or by proxy, or 67.19% of the total shares outstanding.

(b)	The results of stockholder voting on the proposals presented were as follows:

MANAGEMENT PROPOSALS:

Proposal 1- Stockholders elected the three (3) director nominees named in the Company’s annual meeting proxy statement:

Name	Votes For	Votes Withheld	Abstentions	Broker Non-Votes
Pierre Lapalme	48,650,350	941,180	—	—
Saeed Motahari	49,384,198	207,332	—	—
Rohit Vishnoi	48,670,951	920,579	—	—

Proposal 2 - Stockholders ratified the appointment of BDO USA, LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2018:

Votes For	Votes Against	Abstentions	Broker Non-Votes
49,539,807	36,033	15,690	—
99.90%	0.07%	0.03%	0.00%

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Insys Therapeutics, Inc. (1)

3.2	Amended and Restated Bylaws of Insys Therapeutics, Inc. (2)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (3)

4.1	Form of Common Stock Certificate of Registrant (4)

4.2	Rights Agreement, dated August 15, 2014 between Insys Therapeutics, Inc. and Computershare Trust Company, N.A. (5)

10.1

Voting Trust Agreement by and among Insys Therapeutics, Inc., Dr. John N. Kapoor, Bessemer Trust Company of Delaware, N.A., as the initial trustee thereunder and certain other specified beneficiaries (6)

10.2	Registration Rights Agreement among Insys Therapeutics, Inc., Dr. John N. Kapoor and certain beneficiaries (7)

10.3	Amendment to Manufacturing and Supply Agreement, dated as of April 10, 2018 by and between the Registrant and Renaissance (filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32

Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, and incorporated herein by reference.
(2)	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 9, 2016, and incorporated herein by reference.
(3)	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 18, 2014, and incorporated herein by reference.
(4)	Previously filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, and incorporated herein by reference.
(5)	Previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 18, 2014, and incorporated herein by reference.
(6)	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 1, 2018, and incorporated herein by reference.
(7)	Previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 1, 2018, and incorporated herein by reference.

INSYS THERAPEUTICS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSYS THERAPEUTICS, INC.

Dated: May 10, 2018	By:	/s/ Saeed Motahari
Saeed Motahari
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Andrew G. Long
Andrew G. Long
Chief Financial Officer
(Principal Financial and Accounting Officer)