Form 10-Q
period 2018-09-30
Insys Therapeutics, Inc.
filed 2018-11-09
CIK 1516479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☑  No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☑  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 30, 2018, the registrant had 74,269,661 shares of Common Stock ($0.01 par value) outstanding.

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

Abbreviated Term	Defined Term
AIDS	Acquired Immune Deficiency Syndrome
ANDA	Abbreviated New Drug Application
API	Active pharmaceutical ingredient
Aptar	AptarGroup, Inc.
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATRA	American Taxpayer Relief Act of 2012
AUC	Area under the curve
AVC	Assurance of Voluntary Compliance
BTCP	Breakthrough cancer pain
Catalent	Catalent Pharma Solutions, LLC
CBD	Synthetic cannabidiol
cGMP	Current Good Manufacturing Practices
CID	Civil Investigative Demand
CINV	Chemotherapy-induced nausea and vomiting
CMS	Centers for Medicare & Medicaid Services
CODM	Chief Operating Decision Maker
CRO	Contract Research Organization
CSA	Federal Controlled Substances Act of 1970
DEA	U.S. Drug Enforcement Administration
DOJ	U.S. Department of Justice
DOJ Investigations	HHS and HIPAA investigations, collectively
ERP	Enterprise Resource Planning
ESI	Express Scripts, Inc.
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
FDCA	Federal Food, Drug, and Cosmetic Act
FSS	Federal Supply Schedule
GAO	Government Accountability Office
GCP	Good Clinical Practices
GI	Gastrointestinal
GLP	Good Laboratory Practices
HHS	U.S. Department of Health and Human Services
HIPAA	Health Insurance Portability and Accountability Act of 1996
HITECH	Health Information Technology for Economic and Clinical Health Act of 2009
IND	Investigational New Drug Application
Insys Pharma	Insys Pharma, Inc.
Insys Therapeutics	Insys Therapeutics, Inc.
IPO	Initial public offering
IPR	Inter Partes Review
IQVIA	IQVIA Holdings Inc. (formerly IMS Health, or “IMS”)
IRB	Institutional Review Board
MMA	Medicare Prescription Drug, Improvement, and Modernization Act of 2003
Mylan	Mylan Pharmaceuticals, Inc.
NDA	New Drug Application
NeoPharm	NeoPharm, Inc.

NOL	Net operating loss carryforward
NRV	Net Realizable Value
NSAID	Non-steroidal anti-inflammatory drug
OIG	HHS Office of Inspector General
ODOJ	Oregon Department of Justice
Orange Book	FDA's Approved Drug Products with Therapeutic Equivalence Evaluations
PBM	Pharmacy Benefit Managers
PDEs	Prescription Drug Events
PDMA	Prescription Drug Marketing Act
PDUFA	Prescription Drug User Fee Act
PK	Pharmacokinetics
PPACA	Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010
QSR	FDA's Quality System Regulation
REMS	Risk Evaluation and Mitigation Strategy
Renaissance	Renaissance Acquisition Holdings, LLC (formerly DPT Lakewood, LLC, or “DPT”)
RLD	Reference listed drug
SEC	U.S. Securities and Exchange Commission
THC	Delta-9-tetrahydrocannabinol
TIRF	Transmucosal immediate-release fentanyl
TIRF REMS	Transmucosal immediate release fentanyl risk evaluation and mitigation strategy
USAO	United States Attorney Office
U.S. GAAP	Accounting Principles Generally Accepted in the United States of America
USPTO	United States Patent and Trademark Office
VC	Vomiting center

PART I:  FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

INSYS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	2018	2017
	(unaudited)	(As Revised)
Assets
Current Assets:
Cash and cash equivalents	$20,845	$31,999
Short-term investments	79,719	85,189
Accounts receivable, net of allowances of $3,832 at December 31, 2017	12,717	21,513
Inventories, net	10,754	17,408
Prepaid expenses and other current assets	21,442	19,833
Total current assets	145,477	175,942
Property and equipment, net	53,180	55,174
Long-term investments	12,451	46,733
Other assets	6,383	1,231
Total assets	$217,491	$279,080
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$46,047	$30,438
Accrued compensation	5,941	8,808
Accrued sales allowances	9,301	16,290
Deferred revenue	—	1,109
Accrued litigation award and settlements	150,065	150,534
Total current liabilities	211,354	207,179
Uncertain income tax positions (See Note 1)	5,999	5,692
Total liabilities	217,353	212,871
Commitments and Contingencies (Note 7)
Stockholders' Equity:
Preferred stock (par value $0.001 per share; 10,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively)	—	—
Common stock (par value $0.01 per share; 100,000,000 shares authorized; 74,265,661 and 73,612,052 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively)	743	736
Additional paid in capital	289,534	278,356
Unrealized loss on available-for-sale securities, net of tax	(349)	(438)
Notes receivable from stockholders	—	(21)
Accumulated deficit (See Note 1)	(289,790)	(212,424)
Total stockholders' equity	138	66,209
Total liabilities and stockholders' equity	$217,491	$279,080

See accompanying notes to unaudited condensed consolidated financial statements.

INSYS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
		(As Revised)		(As Revised)
Net revenue	$18,346	$30,670	$65,723	$109,208
Cost of revenue	2,379	7,472	8,179	16,032
Gross profit	15,967	23,198	57,544	93,176
Operating expenses:
Sales and marketing	7,358	12,825	25,488	41,775
Research and development	14,483	19,552	43,216	46,589
General and administrative	8,906	11,310	29,333	31,883
Legal	16,009	4,404	37,494	15,999
Charges related to litigation award and settlements	30	150,850	770	155,300
Total operating expenses	46,786	198,941	136,301	291,546
Operating loss	(30,819)	(175,743)	(78,757)	(198,370)
Other income:
Interest income	483	510	1,470	1,410
Other income (expense), net	—	(83)	(472)	(44)
Total other income	483	427	998	1,366
Loss before income taxes	(30,336)	(175,316)	(77,759)	(197,004)
Income tax expense (benefit) (See Note 1)	158	(9,036)	455	(16,096)
Net loss	(30,494)	(166,280)	(78,214)	(180,908)
Unrealized gain on available-for-sale securities, net of tax	89	13	89	64
Total comprehensive loss	$(30,405)	$(166,267)	$(78,125)	$(180,844)
Net loss per common share:
Basic	$(0.41)	$(2.28)	$(1.06)	$(2.50)
Diluted	$(0.41)	$(2.28)	$(1.06)	$(2.50)
Weighted average common shares outstanding
Basic	74,254,177	72,810,827	73,997,016	72,366,618
Diluted	74,254,177	72,810,827	73,997,016	72,366,618

See accompanying notes to unaudited condensed consolidated financial statements.

INSYS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

(unaudited)

	Common Stock		Additional Paid in	Unrealized Loss on Available- For-Sale	Notes Receivable From	Accumulated
	Shares	Amount	Capital	Securities	Stockholders	Deficit	Total
Balance at December 31, 2017 (As Revised)	73,612,052	$736	$278,356	$(438)	$(21)	$(212,424)	$66,209
Adoption of new accounting standard ASC 606	—	—	—	—	—	848	848
Exercise of stock options	430,000	5	1,027	—	—	—	1,032
Issuance of common stock- employee stock purchase plan	149,282	2	734	—	—	—	736
Stock-based compensation- stock options, awards, and restricted stock units	—	—	9,417	—	—	—	9,417
Unrealized gain on available-for -sale securities, net of tax	—	—	—	89	—	—	89
Vesting of restricted stock units	74,327	—	—	—	—	—	—
Write-off of notes receivable from stockholders	—	—	—	—	21	—	21
Net loss	—	—	—	—	—	(78,214)	(78,214)
Balance at September 30, 2018	74,265,661	$743	$289,534	$(349)	$—	$(289,790)	$138

See accompanying notes to unaudited condensed consolidated financial statements.

INSYS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2018	2017
		(As Revised)
Cash flows from operating activities:
Net loss	$(78,214)	$(180,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory obsolescence reserve	1,498	6,331
Depreciation and amortization	5,689	5,505
Stock-based compensation	9,417	13,048
Deferred income tax benefit	—	(7,684)
Loss on disposal of property and equipment	108	—
Impairment on property and equipment	1,487	—
Write-off of notes receivable and other assets due from stockholders	26	—
Amortization of investment discount	107	942
Changes in operating assets and liabilities:
Accounts receivable, net	8,796	(2,595)
Inventories	753	(83)
Prepaid expenses and other current assets	(2,304)	(10,855)
Accounts payable, accrued expenses and other current and noncurrent liabilities	11,733	(2,958)
Accrued sales allowances	(7,309)	(8,100)
Deferred revenue	—	940
Accrued litigation award and settlements	(469)	137,033
Net cash used in operating activities	(48,682)	(49,384)
Cash flows from investing activities:
Purchases of investments	(50,588)	(108,503)
Proceeds from sales of investments	11,855	22,303
Proceeds from maturities of investments	78,467	75,951
Purchases of property and equipment	(3,974)	(13,598)
Net cash provided by (used in) investing activities	35,760	(23,847)
Cash flows from financing activities:
Proceeds from issuance of common stock	736	836
Shares withheld for future payment of employees' withholding tax liability	—	(42)
Proceeds from exercise of stock options	1,032	3,550
Net cash provided by financing activities	1,768	4,344
Change in cash and cash equivalents	(11,154)	(68,887)
Cash and cash equivalents, beginning of period	31,999	104,642
Cash and cash equivalents, end of period	$20,845	$35,755
Supplemental cash flow disclosures:
Cash paid (refunded) for income taxes, net	$(7)	$1,917
Non-cash capital expenditures	$1,316	$2,666

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

We are a commercial-stage specialty pharmaceutical company that develops and commercializes innovative supportive care products. As of September 30, 2018, we have two marketed products: SUBSYS®, a proprietary sublingual fentanyl spray for BTCP in opioid-tolerant adult patients; and SYNDROS®, a proprietary, orally administered liquid formulation of dronabinol for the treatment of nausea and vomiting associated with cancer chemotherapy in patients who have failed to respond adequately to conventional antiemetic treatments and anorexia associated with weight loss in patients with AIDS.

The accompanying unaudited condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. GAAP, pursuant to rules and regulations of the SEC. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2017, included in our Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2018 and 2017, are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make a number of estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported period. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition (which are affected by prescriptions dispensed, wholesaler discounts, patient discount programs, rebates, returns, and chargebacks), inventories, fair value of investments, legal liabilities and settlements, stock-based compensation expense, impairment, uncertain tax positions, and deferred tax valuation allowances. We base our estimates on historical experience and on various other assumptions that are believed by management to be reasonable under the circumstances. Actual results could materially differ from these estimates.

All significant intercompany balances and transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements.

Liquidity

As of September 30, 2018, the Company had an accumulated deficit of $289.8 million as well as negative cash flows from operating activities for the nine months ended September 30, 2018.

While we have no outstanding debt and $113.0 million in cash and cash equivalents and investments as of September 30, 2018, the Company expects its negative cash flows from operating activities to continue.  However, management believes that our existing cash and cash equivalents and investments, together with interest thereon, will be sufficient to sustain operations for at least the next 12 months from the issuance of these unaudited condensed consolidated financial statements. As our research and development activities mature and develop over the next several years, the Company will likely require substantial funds to continue such activities, depending upon events that are difficult to predict at this time.  In addition, as the Company continues to contend with existing litigation (and resolve such proceedings as appropriate) and to fund other legal expenses related to our former employees, we may require additional funding. In this regard, management’s plans, in order to meet any additional operating cash flow requirements, include the pursuit of strategic alternatives related to our opioid-related assets, as well as financing activities such as public offerings and private placements of our common stock, preferred stock offerings, and issuances of debt and convertible debt instruments.

There are no assurances that such additional funding will be obtained and that the Company will succeed in its future operations. If the Company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected.

Revision of Previously Issued Financial Statements for Correction of Immaterial Errors

During the three months ended September 30, 2018, we identified an error related to the accounting for uncertain income tax positions in the interim and annual financial statements for the year ended December 31, 2017. We determined that we had incorrectly applied the accounting guidance when implementing Accounting Standards Update (“ASU”) No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” on January 1, 2017 by inadvertently omitting the impact on the unrecognized tax benefit (“UTB”) reserves for state taxes. In addition, we identified errors in the calculation of weighted average shares outstanding, which impacted net loss per share for the three and nine months ended September 30, 2017, and for the year ended December 31, 2017. We assessed the materiality of these errors on our prior annual financial statements, assessing materiality both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and SAB No. 108 and concluded that the errors were not material to our audited financial statements for the year ended December 31, 2017, the unaudited condensed consolidated financial statements for any of the quarterly periods within the year ended December 31, 2017, nor to the quarterly periods ended March 31, 2018 and June 30, 2018. However, the impact of these errors was material to the accompanying unaudited condensed consolidated financial statements. To correctly present uncertain income tax position liabilities, income tax expense (benefit), and net loss per share in the appropriate periods, management revised its previously issued consolidated balance sheet and statement of stockholders’ equity as of December 31, 2017, the consolidated statement of operations and comprehensive loss for the year ended December 31, 2017, the unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2017, and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2017. Certain amounts in prior periods as previously reported have been reclassified to conform to the current period presentation.

The following tables summarize the impact and financial statement line items impacted by the revision adjustments (in thousands, except per share data):

	As of December 31, 2017
	As previously reported	Adjustments	As Revised
Consolidated Balance Sheet:
Uncertain income tax positions	$8,619	$(2,927)	$5,692
Total liabilities	215,798	(2,927)	212,871
Accumulated deficit	(215,351)	2,927	(212,424)
Total stockholders' equity	63,282	2,927	66,209

	Year Ended
	December 31, 2017
	As previously reported	Adjustments	As Revised
Consolidated Statement of Operations and Comprehensive Loss:
Income tax expense	$10,820	$(1,180)	$9,640
Net loss	(228,015)	1,180	(226,835)
Total comprehensive loss	(228,151)	1,180	(226,971)
Net loss per common share:
Basic	$(3.16)	$0.04	$(3.12)
Diluted	$(3.16)	$0.04	$(3.12)
Weighted average common shares outstanding
Basic	72,259,063	377,717	72,636,780
Diluted	72,259,063	377,717	72,636,780

	Year Ended
	December 31, 2017
	As previously reported	Adjustments	As Revised
Consolidated Statement of Cash Flows:
Net loss	$(228,015)	$1,180	$(226,835)
Change in operating assets and liabilities:
Accounts payable, accrued expenses and other current and noncurrent liabilities	1,062	(1,180)	(118)

	As of December 31, 2017
	As previously reported	Adjustments	As Revised
Consolidated Statement of Stockholders' Equity:
Accumulated deficit	$(215,351)	$2,927	$(212,424)
Total stockholders' equity	63,282	2,927	66,209

	Three Months Ended			Nine Months Ended
	September 30, 2017			September 30, 2017
	As previously reported	Adjustments	As Revised	As previously reported	Adjustments	As Revised
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited):
Income tax benefit	$(8,996)	$(40)	$(9,036)	$(15,976)	$(120)	$(16,096)
Net loss	(166,320)	40	(166,280)	(181,028)	120	(180,908)
Total comprehensive loss	(166,307)	40	(166,267)	(180,964)	120	(180,844)
Net loss per common share:
Basic	$(2.30)	$0.02	$(2.28)	$(2.51)	$0.01	$(2.50)
Diluted	$(2.30)	$0.02	$(2.28)	$(2.51)	$0.01	$(2.50)
Weighted average common shares outstanding
Basic	72,285,146	525,681	72,810,827	72,133,417	233,201	72,366,618
Diluted	72,285,146	525,681	72,810,827	72,133,417	233,201	72,366,618

	Nine Months Ended
	September 30, 2017
	As previously reported	Adjustments	As Revised
Condensed Consolidated Statement of Cash Flows (Unaudited):
Net loss	$(181,028)	$120	$(180,908)
Change in operating assets and liabilities:
Deferred income tax benefit	(8,505)	821	(7,684)
Accounts payable, accrued expenses and other current and noncurrent liabilities	(2,017)	(941)	(2,958)

Recently Adopted Accounting Pronouncements

    Effective January 1, 2018, we adopted the requirements of ASU No. 2014-09, “Revenue from Contracts with Customers (ASC Topic 606),” and all the related amendments (“new revenue standard”). The new revenue standard aims to achieve a consistent application of revenue recognition within the United States, resulting in a single revenue model to be applied by reporting companies under U.S. GAAP. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new revenue standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We used the modified retrospective transition method for all contracts that were not completed as of the adoption date. In addition, we have applied the practical expedient to contract modifications, as allowed by the SEC, but did not have any material contract modifications to be included in the initial adoption of ASC Topic 606. The comparative information for 2017 presented below has not been restated and continues to be reported under ASC Topic 605, “Revenue Recognition.” We recognize revenue when we transfer control of our products to our customers, as our contracts have a single performance obligation (delivery of our product to their preferred location). Our sales revenue from SUBSYS® continues to be recognized when product is delivered to wholesale pharmaceutical distributors and specialty retail pharmacies (collectively, our customers). In accordance with the new revenue standard, our sales revenue from SYNDROS® is now recognized when product is delivered to our customers, where revenue was previously deferred until the right of return no longer existed, which occurred at the earlier of the time SYNDROS® units were sold to health care facilities or dispensed through patient prescriptions, or the expiration of the right of return. It is common for our contracts to include product sales allowances (including returns, discounts and rebates) that can decrease the transaction price and are therefore considered to be variable consideration. In accordance with the new revenue standard, we estimate the amount of variable consideration promised in the contract using the expected value (probability weighted estimate) method. We do not have any significant extended payment terms as payment is received shortly after the point of sale. See Note 2, Revenue Recognition, for additional discussion of our revenue recognition policy and variable consideration estimates.  The impact of adopting the new revenue standard on our unaudited condensed consolidated financial statements is shown in the tables below.

The cumulative effect of the changes made to our January 1, 2018 unaudited condensed consolidated balance sheet for the adoption of the new revenue standard was as follows (in thousands):

	Balance at December 31, 2017	Adjustments due to adoption of ASC Topic 606	Balance at January 1, 2018
	(As Revised)
Condensed Consolidated Balance Sheet:
Inventories, net	17,408	(59)	17,349
Accrued sales allowances	16,290	320	16,610
Deferred revenue	1,109	(1,109)	—
Accumulated deficit	(212,424)	848	(211,576)

The impact of adopting the new revenue standard on our unaudited condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2018
	Balances without Adopting ASC Topic 606	Impact of Adopting ASC Topic 606	As Reported	Balances without Adopting ASC Topic 606	Impact of Adopting ASC Topic 606	As Reported
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited):
Net revenue	$18,198	$148	$18,346	$65,376	347	$65,723
Cost of revenue	2,339	40	2,379	8,125	54	8,179
Gross profit	15,859	108	15,967	57,251	293	57,544
Operating loss	(30,927)	108	(30,819)	(79,050)	293	(78,757)
Loss before income taxes	(30,444)	108	(30,336)	(78,052)	293	(77,759)
Net loss	(30,602)	108	(30,494)	(78,507)	293	(78,214)

The impact of adopting the new revenue standard on our unaudited condensed consolidated balance sheets, excluding the cumulative effect of adoption on January 1, 2018 disclosed previously, was as follows (in thousands):

	As of September 30, 2018
	Balances without Adopting ASC Topic 606	Impact of Adopting ASC Topic 606	As Reported
Condensed Consolidated Balance Sheet (Unaudited):
Inventories, net	$10,642	112	$10,754
Total current assets	145,365	112	145,477
Total assets	217,379	112	217,491
Accrued sales allowances	9,017	284	9,301
Deferred revenue	1,740	(1,740)	—
Total liabilities	218,809	(1,456)	217,353
Accumulated deficit	(290,083)	293	(289,790)
Total stockholders' (deficit) equity	(155)	293	138

Effective January 1, 2018, we adopted ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” and ASU No. 2018-03, “Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” These standards amended the Financial Instruments topic of the ASC to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The standard requires that unrealized gains and losses on investments in equity securities to be recognized in net income (loss). The adoption of this guidance did not have a material impact on our unaudited condensed consolidated financial statements.

Effective January 1, 2018, we adopted ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The guidance clarifies how certain cash flow transactions are classified in the statement of cash flows. The adoption of this guidance did not have a material impact on our unaudited condensed consolidated financial statements.

Effective January 1, 2018, we adopted ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” Prior to January 1, 2018, U. S. GAAP prohibited the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset was sold to an outside party, which was an exception to the principle of comprehensive recognition of current and deferred income taxes in U. S. GAAP. This guidance eliminates the exception for an intra-entity transfer of an asset other than inventory. The adoption of this guidance did not have a material impact on our unaudited condensed consolidated financial statements.

Effective January 1, 2018, we adopted ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting.” The ASU requires modification accounting to a share-based payment award unless all of the following are the same immediately before and after the change: the award’s fair value; the award’s vesting conditions; and the award’s classification as an equity instrument or a liability instrument. The adoption of this guidance did not have a material impact on our unaudited condensed consolidated financial statements.

Effective January 1, 2018, we adopted ASU No. 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update).” The standard addresses any uncertainty or diversity of views in practice regarding the application of ASC Topic 740 in situations where a registrant did not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting under ASC Topic 740 for certain income tax effects of the 2017 Tax Cuts and Jobs Act (the “Act”) for the reporting period in which the Act was enacted. The Company recognized the provisional tax impacts of the Act in the fourth quarter of 2017. The Company completed its analysis of the Act, in conjunction with the completion of the Company's tax returns for 2017, and recorded a $0.7 million reduction of tax expense.

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement,” to improve the effectiveness of disclosures. The amendments remove, modify, and add certain disclosure requirements in Topic 820, “Fair Value Measurement.” The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. Furthermore, an entity is permitted to early adopt any removed or modified disclosures upon issuance of the update and delay adoption of the additional disclosures until their effective date.  We do not expect this amendment to have a material impact on our consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments effected by this ASU affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income and are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the timelier recognition of losses. We do not expect this amendment to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases: (Topic 842),” to provide guidance on recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements, specifically differentiating between different types of leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from all leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous U.S. GAAP guidance. There continues to be a differentiation between finance leases and operating leases. However, the principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases should be recognized in the balance sheet. The accounting applied by a lessor is largely unchanged from that applied under previous U.S. GAAP guidance. The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. Originally, entities were required to adopt ASU 2016-02 using a modified retrospective approach. In July 2018, the FASB issued ASU No. 2018-11“Leases: (Topic 842): Targeted Improvements,” which provides entities with an additional optional transition method of recognizing the cumulative effect of applying the new standard as an adjustment to beginning retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. In July 2018, the FASB also issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” which clarifies how to apply certain aspects of ASU 2016-02. We expect to adopt ASU 2018-10 and ASU 2018-11 on January 1, 2019, concurrent with the adoption of ASU 2016-02. We currently expect that most of our operating lease commitments will be subject to the update and recognized as right-of-use assets and operating lease liabilities upon adoption. We expect the standard to have a material impact on our assets and liabilities for the addition of right-of-use assets and lease liabilities, but we do not expect it to have a material impact to our results of operations or liquidity.

2.	Revenue Recognition

SUBSYS® was commercially launched in March 2012 and is monitored by an FDA-mandated REMS program known as the TIRF REMS. SYNDROS® was commercially launched in July 2017. We sell all of our products in the United States to our customers.  See Note 10, Product Lines, Concentration of Credit Risk and Significant Customers, for information on revenues disaggregated by product line and route to market.

To determine revenue recognition for contractual arrangements that we determine are within the scope of ASC Topic 606, we perform the following five steps: (i) identify each contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to our performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy the relevant performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods we transfer to the customer. We recognize revenue from the sale of our commercially approved products, SUBSYS® and SYNDROS®, when we transfer control of our products to our customers, as our contracts have a single performance obligation (delivery of our product to their preferred location). Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. Any shipping and handling activities that we perform, whether before or after a customer has obtained control of the products, are considered activities to fulfill our obligation to transfer the products, and are recorded as incurred within sales and marketing expenses.  We offer the following discounts to our customers:

Wholesaler and Retailer Discounts. We offer discounts to certain wholesale distributors and specialty retailers based on contractually determined rates. We record receivables due from the wholesalers and retailers net of these discounts upon shipment to the respective wholesale distributors and retail pharmacies.

Prompt Pay Discounts. We offer cash discounts to our customers, generally 2% of the sales price, as an incentive for prompt payment. We record receivables net of these cash discounts.

Stocking Allowances. We may offer discounts and extended payment terms, generally in the month of the initial commercial launch of a new product and on the first order made by certain wholesale distributors and retail pharmacies based on contractually determined rates. We record receivables due from the wholesalers and retailers net of these discounts upon shipment to the respective wholesale distributors and retail pharmacies. The extended payment terms are not greater than 12 months and therefore do not include a financing component.

As is customary in the pharmaceutical industry, it is common for our contracts to include product sales allowances that can decrease the transaction price and are therefore considered to be variable consideration. Product sales allowances, which include product returns, patient discount programs, rebates and chargebacks, are variable consideration and are based on amounts owed or to be claimed on the related sales. We estimate variable consideration when determining the transaction price using the expected value method. We assess whether variable consideration is constrained and only include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on historical data, and take into consideration the terms of our agreements with customers and third-party payers and the levels of inventory within the distribution channels that may result in future discounts taken. In certain cases, such as patient assistance programs, our estimates are based on estimated utilization. If actual future results vary, we may need to adjust these estimates, which could have an effect on revenue in the period of adjustment. Our product sales allowances include:

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

Because of the shelf life of our products and our return policy of issuing credits on returned product that is within six months before, and up to 12 months following, the product expiration date, there may be a significant period of time between when the product is shipped and when we issue credits on returned products. Accordingly, we may have to adjust these estimates, which could have a material effect on net revenue and earnings in the period of adjustment. The allowance for product returns is included in accrued sales allowances.

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

Chargebacks. We provide discounts primarily to authorized users of the FSS of the General Services Administration under an FSS contract negotiated by the Department of Veterans Affairs and various organizations under Medicaid contracts and regulations. These organizations purchase products from the wholesale distributors at a discounted price, and the wholesale distributors then charge back to us the difference between the current retail price and the price the organization paid for the product. We estimate chargebacks based on estimated wholesaler inventory levels, current contract and estimated future prices and historical chargeback activity.

As of September 30, 2018, the majority of our accounts receivables were related to product sales. For the three and nine months ended September 30, 2018, the Company had no material bad-debt expense and there were no contract assets, contract liabilities or deferred contract costs recorded on the unaudited condensed consolidated balance sheets as of September 30, 2018.

3.	Short-Term and Long-Term Investments

Our policy for short-term and long-term investments is to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to our investment guidelines and market conditions. Short-term and long-term investments consist of corporate and various government agency and municipal debt securities, commercial paper, as well as certificates of deposit that have maturity dates that are greater than 90 days. Certificates of deposit and commercial paper are carried at cost, which approximates fair value. We classify our marketable securities as available-for-sale in accordance with FASB ASC Topic 320, “Investments — Debt and Equity Securities.” Investments in debt securities that are classified as available-for-sale are carried at fair value with unrealized gains and losses reported in stockholders’ equity, net of related tax effects. There were no reclassifications on available-for-sale securities during the three and nine months ended September 30, 2018 and 2017. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in impairment of the fair value of the investment. If we had unrealized gains and losses and declines in value judged to be other than temporary, we would have been required to include those changes in other income (expense) in the unaudited condensed consolidated statements of operations and comprehensive loss. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security. The cost of securities sold is calculated using the specific identification method. At September 30, 2018, our certificates of deposit and commercial paper as well as our marketable securities have been recorded at an estimated fair value of $1,998,000, $79,719,000, and $12,451,000 in cash and cash equivalents, short-term and long-term investments, respectively.

Cash, cash equivalents and investments consisted of the following at September 30, 2018 (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Other- Than- Temporary Impairment Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash and cash equivalents	$5,285	$—	$—	$—	$5,285	$5,285	$—	$—
Money market securities	13,562	—	—	—	13,562	13,562	—	—
Marketable securities:
Certificates of deposit	11,823	—	—	—	11,823	—	8,822	3,001
Commercial paper	12,936	—	—	—	12,936	1,398	11,538	—
Corporate securities	41,873	—	(150)	—	41,723	—	39,008	2,715
Federal agency securities	26,207	—	(188)	—	26,019	600	19,032	6,387
Municipal securities	1,678	—	(11)	—	1,667	—	1,319	348
Total marketable securities	94,517	—	(349)	—	94,168	1,998	79,719	12,451
	$113,364	$—	$(349)	$—	$113,015	$20,845	$79,719	$12,451

Cash, cash equivalents and investments consisted of the following at December 31, 2017 (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Other- Than- Temporary Impairment Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash and cash equivalents	$12,183	$—	$—	$—	$12,183	$12,183	$—	$—
Money market securities	15,317	—	—	—	15,317	15,317	—	—
Marketable securities:
Certificates of deposit	18,447	—	—	—	18,447	—	7,474	10,973
Commercial paper	10,560	—	—	—	10,560	1,499	9,061	—
Corporate securities	59,613	—	(206)	—	59,407	1,500	39,622	18,285
Federal agency securities	37,793	—	(203)	—	37,590	1,500	20,015	16,075
Municipal securities	10,446	—	(29)	—	10,417	—	9,017	1,400
Total marketable securities	136,859	—	(438)	—	136,421	4,499	85,189	46,733
	$164,359	$—	$(438)	$—	$163,921	$31,999	$85,189	$46,733

The amortized cost and estimated fair value of the marketable securities by maturity, are shown below (in thousands):

	As of September 30, 2018		As of December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Marketable securities:
Due in one year or less	$81,615	$81,417	$90,071	$89,937
Due after one year through 5 years	12,602	12,451	46,788	46,484
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	300	300	—	—
	$94,517	$94,168	$136,859	$136,421

The following table shows the gross unrealized losses and the fair value of our investments, with unrealized losses that are not deemed to be other-than-temporarily impaired aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of September 30, 2018				As of December 31, 2017
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Marketable securities:
Corporate securities	$22,929	$(41)	$18,276	$(109)	$245	$(153)	$7,839	$(52)
Federal agency securities	10,935	(21)	15,083	(167)	26,244	(89)	11,346	(114)
Municipal securities	—	—	1,367	(11)	50,537	(18)	1,145	(12)
	$33,864	$(62)	$34,726	$(287)	$77,026	$(260)	$20,330	$(178)

Marketable securities are reviewed quarterly for possible other than temporary impairment. This review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the expectation for that security’s performance and the creditworthiness of the issuer. We did not have any unrealized gains or losses or decline in values judged to be other than temporary during the three and nine months ended September 30, 2018 and 2017.

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

At September 30, 2018 and December 31, 2017, we held short-term and long-term investments, as discussed in Note 3, Short-Term and Long-Term Investments, that are required to be measured at fair value on a recurring basis. Except as discussed in Note 6, Property and Equipment, Net, we had no assets or liabilities measured at fair value on a nonrecurring basis at September 30, 2018 and December 31, 2017. Substantially all available-for-sale investments held by us at September 30, 2018 and December 31, 2017, have been valued based on Level 2 inputs. Available-for-sale securities classified within Level 2 of the fair value hierarchy are valued utilizing reports from an independent third-party public quotation service based on closing prices on the last business day of the period presented. In addition, we use the public quotation service to perform price testing by comparing quoted prices listed in reports provided by the asset managers that hold our investments to quotes listed through the public quotation service. These asset managers utilize an independent pricing source to obtain quotes for most fixed income securities and utilize internal procedures to validate the prices obtained. Our Level 3 asset represents an investment in convertible preferred stock that is not listed on any security exchange. The fair value of the preferred stock approximates its carrying value at September 30, 2018 and December 31, 2017.

Our assets and liabilities subject to the disclosure requirements of ASC Topic 820 at September 30, 2018, were as follows (in thousands):

	Fair Value Measurement at Reporting Date
	Total	Quoted Prices in active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Recurring fair value measurements
Marketable securities:
Certificates of deposit	$11,823	$—	$11,823	$—
Commercial paper	12,936	—	12,936	—
Corporate securities	41,723	—	41,205	518
Federal agency securities	26,019	—	26,019	—
Municipal securities	1,667	—	1,667	—
Total recurring fair value measurements	$94,168	$—	$93,650	$518

Nonrecurring fair value measurements
Property and equipment (see Note 6)	—	—	—	—	$(1,487)
Total nonrecurring fair value measurements	$—	$—	$—	$—	$(1,487)

Our assets and liabilities subject to the disclosure requirements of ASC Topic 820 at December 31, 2017, were as follows (in thousands):

	Fair Value Measurement at Reporting Date
	Total	Quoted Prices in active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Marketable securities:
Certificates of deposit	$18,447		$18,447
Commercial paper	10,560		10,560
Corporate securities	59,407		58,889	518
Federal agency securities	37,590		37,590
Municipal securities	10,417		10,417
Total recurring fair value measurements	$136,421	$—	$135,903	$518

The following table presents additional information about assets measured at fair value on a recurring basis and for which we utilize Level 3 inputs to determine fair value for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Convertible preferred stock
Balance, beginning of period	$518	$518	$518	$500
Change in fair value	—	—	—	18
Balance, end of period	$518	$518	$518	$518

5.	Inventories, net

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

The components of inventories, net of allowances, are as follows (in thousands):

	As of	As of
	September 30, 2018	December 31, 2017
Finished goods	$2,407	$4,709
Work-in-process	5,416	5,752
Raw materials and supplies	2,931	6,947
Total inventories	10,754	17,408
Plus: non-current raw materials and finished goods	5,287	826
	$16,041	$18,234

As of September 30, 2018 and December 31, 2017, raw materials inventories consisted of raw materials used in the manufacture of the dronabinol API for SYNDROS® in our U.S.-based, state-of-the-art dronabinol manufacturing facility, the fentanyl API for SUBSYS®, and component parts and packaging materials used in the manufacture of both SUBSYS® and SYNDROS®. Work-in-process consisted of actual production costs, including facility overhead and tooling costs of in-process dronabinol, SUBSYS® and SYNDROS® products. Finished goods inventories consisted of finished SUBSYS® and SYNDROS® products and deferred SYNDROS® cost of revenue of $0 and $59,000 as of September 30, 2018 and December 31, 2017, respectively. There was no deferred SYNDROS® cost of revenue as of September 30, 2018, due to the adoption of ASC Topic 606 on January 1, 2018. Non-current raw materials and finished goods represent those inventories not expected to be consumed or sold within 12 months of the balance sheet date and are included in other assets in our unaudited condensed consolidated balance sheets. As of September 30, 2018 and December 31, 2017, all work-in-process inventory is expected to be used within 12 months of the balance sheet date and, therefore, is classified as current assets in our unaudited condensed consolidated balance sheets. We maintain an allowance for excess and obsolete inventory, as well as inventory where its cost is in excess of its NRV. Inventories at September 30, 2018 and December 31, 2017, were reported net of these reserves of $2,631,000 and $13,664,000, respectively. During the three and nine months ended September 30, 2018, we decreased these reserves by approximately $7,463,000 and $12,531,000, respectively, for the destruction of previously reserved product, partially offset by an increase to the reserves of approximately $495,000 and $1,498,000, respectively. During the three and nine months ended September 30, 2017, we increased these reserves by approximately $3,372,000 and $6,331,000, respectively.

6.	Property and Equipment, Net

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives; leasehold improvements are recorded at cost and depreciated using the straight-line method over the shorter of their estimated useful lives or remaining lease term. Maintenance and repairs that do not extend the life of assets are charged to expense when incurred. When property and equipment is disposed of, the related costs and accumulated depreciation are removed from the unaudited condensed consolidated balance sheets, and any gain or loss is reported in other income (expense) in the period the transaction takes place.  During the three and nine months ended September 30, 2018, we recorded losses on the disposal of property and equipment of $0 and $108,000, respectively.  There were no such charges during the three and nine months ended September 30, 2017.

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the asset.  The fair value is measured on a nonrecurring basis using unobservable (Level 3) inputs.  Impairment charges are reported in the period the impairment is identified.  During the three and nine months ended September 30, 2018, we recorded impairment charges in research and development of $0 and $1,487,000, respectively.  The charge during the nine months ended September 30, 2018 was the result of a decision to abandon a partially constructed device manufacturing machine with a cost of $1,487,000 and no associated depreciation, and was written down to its fair value of $0. There were no such charges during the three and nine months ended September 30, 2017.

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

Consistent with the practice of many publicly-traded companies, we have entered into, and continue to enter into, indemnity agreements with our executive officers and certain members of our board of directors.  These indemnity agreements broadly provide for us to advance expenses (including attorneys’ fees) incurred in connection with any legal proceeding, as well as indemnification for any and all expenses, actually and reasonably incurred, in connection with the investigation, defense, settlement or appeal of such a proceeding, in connection with matters related to their position. These indemnity agreements provide that the indemnitee shall repay all amounts so advanced if it shall ultimately be determined by final judicial decision from where there is no further right of appeal that the indemnitee is not entitled to be indemnified.

Government Proceedings

Like other companies in the pharmaceutical industry, we are subject to extensive regulation by national, state and local government agencies in the United States. As a result, interaction with government agencies occurs in the normal course of our operations. The following is a brief description of pending governmental investigations that we believe are potentially or actually material at this time. It is possible that criminal charges and substantial payments, fines and/or civil penalties or damages or exclusion from federal health care programs or other administrative actions, as well as a corporate integrity agreement, deferred prosecution or deferred exclusion agreement, or similar government mandated compliance document that institutes significant restrictions or obligations, could result for us from any government investigation or proceeding. In addition, even certain investigations that are not discussed below and which we do not deem to be material at this time could be determined to be material and could have a material adverse effect on our financial condition, results of operations and cash flows.

HHS Investigation. We received a subpoena, dated December 9, 2013, from the OIG in connection with an investigation of potential violations involving HHS programs. This subpoena was issued in connection with an investigation by the U.S. Attorney’s Office for the Central District of California and requested documents regarding our business, including the commercialization of SUBSYS®. We continue to cooperate with this investigation and have produced substantial documents in response to the subpoena and have provided other requested information.

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

The United States’ Complaint in Intervention, which was ordered unsealed on May 11, 2018, brings claims for False Claims Act: Presentation of False Claims pursuant to 31 U.S.C. § 3729(a)(1)(A), False Claims Act: Using False Statements to Get False Claims Paid pursuant to 31 U.S.C. § 3729(a)(1)(B), Payment by Mistake, and Unjust Enrichment. This case is currently stayed, and we continue to have ongoing discussion with respect to the DOJ Investigation (as discussed below).  The qui tam plaintiffs may pursue the claims in which either the United States or the above-mentioned states declined to intervene.

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

DOJ Investigation and Agreement in Principle. We collectively refer to the HHS and HIPAA investigations discussed above as the “DOJ Investigation.” In connection with our cooperation, we have been engaged in discussions with the DOJ about these matters, including a resolution of potential liability exposure.

Management accrued, as of September 30, 2017, an aggregate of $150,000,000, which represented our best estimate of the minimum liability exposure that we expected to be paid out over five years in connection with the DOJ Investigation. This estimate reflected a minimum exposure at which management had determined a willingness to settle these matters. The accrual was recorded in accrued litigation award and settlements on our unaudited condensed consolidated balance sheets and as an operating expense on our unaudited condensed consolidated statements of operations and comprehensive loss.

On August 8, 2018, we announced that we reached an agreement in principle with the DOJ to settle the DOJ’s civil and criminal investigation into inappropriate sales and commercial practices by some former company employees.  Our initial estimate of the minimum liability exposure we previously accrued in connection with the DOJ Investigation of $150,000,000 expected to be paid over five years remains unchanged as of September 30, 2018, with the potential for contingency-based payments associated with certain events that, if they were to occur, management estimates would require additional payments ranging from $0 to $75,000,000. This agreement in principle is subject to the negotiation of final settlement documents with the government. We expect that a final settlement would include other material non-financial terms and conditions which will also be subject to negotiation, including criminal pleas by our subsidiary related to the actions of our former employees. Once executed, these agreements will require cooperation with the federal government’s prosecutions, enhancements to our compliance program, fulfillment of reporting and monitoring obligations, and management certifications, among other requirements.  In addition, compliance with the terms of these agreements will impose additional costs and burdens on us, including in the form of employee training, third party reviews, compliance monitoring, reporting obligations and management attention. More importantly, if we fail to comply with the final agreement with DOJ and OIG, the DOJ or OIG may impose substantial monetary penalties or exclude us from federal healthcare programs, including Medicare, Medicaid or the VA, which would have a material adverse effect on our business, financial condition and results of operations.

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

At this time, the aforementioned accrual does not currently meet the more likely than not standard for tax deductibility; therefore, we have recognized no tax benefit for it in these unaudited condensed consolidated financial statements. It is possible that some or all of this accrual may meet the more likely than not standard in the future, at which time the benefit would be recognized.

SEC Investigation. On January 11, 2018, the SEC's Los Angeles Regional office requested that the Company voluntarily provide information on the Company's: (1) restatement of the Company’s interim unaudited condensed consolidated financial statements as of and for the quarters ended September 30, June 30, and March 31, 2016 and 2015, filed on April 7, 2017; (2) sales and marketing practices; and (3) compliance program, internal controls and enhancements thereto. The Company provided such information and cooperated with the SEC's investigation, including responding to requests or demands for documents and other information. On October 4, 2018, the SEC notified the Company in writing that it had concluded its investigation and, based on information as of the date of the notification, it does not intend to recommend an SEC enforcement action against the Company.

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

On or about February 18, 2016, one of our former sales employees located in Alabama pled guilty to a conspiracy to violate the federal Anti-Kickback Statute in connection with two convicted Alabama health care professionals mentioned above. On or about April 23, 2018, the former sales employee was sentenced to six months’ home confinement.

On or about June 8, 2016, a former district sales manager in New York and a former sales representative in New Jersey were charged in a federal court in Manhattan, New York, with violating the federal Anti-Kickback Statute in connection with interacting with health care professionals who prescribed our product and served on our speaker bureau. On June 1, 2017, the former district sales manager was charged in a superseding indictment with additional charges of honest services wire fraud and aggravated identity theft in connection with falsifying sign-in sheets for our speaker programs. On or about March 16, 2018, records were unsealed indicating that the two former employees each pled guilty to the following counts contained in a superseding indictment: conspiracy to violate the Anti-Kickback Statue, violation of the Anti-Kickback Statue, violation of HIPAA, conspiracy to commit honest services wire fraud, and aggravated identity theft, and that the former sales representative also pled guilty to health care fraud.

On or about December 8, 2016, the U.S. Attorney’s Office for the District of Massachusetts issued an indictment against six former employees, including Michael L. Babich, our former President, CEO and director, on charges including racketeering conspiracy, conspiracy to commit mail fraud, conspiracy to commit wire fraud, conspiracy to violate the Anti-Kickback Statute and forfeiture (the “Original Indictment”).  On or about October 26, 2017, the U.S. Attorney’s Office for the District of Massachusetts issued a superseding indictment in connection with the Original Indictment and added charges against our former President, CEO and director, Dr. John N. Kapoor. After Dr. Kapoor’s indictment, he agreed to put his ownership of our common stock in a trust to be controlled independently, which was effective as of February 27, 2018.  The related voting trust agreement was filed with the SEC on a Current Report on Form 8-K on March 1, 2018. On September 11, 2018, the U.S. Attorney’s Office for the District of Massachusetts filed a second superseding indictment which contained one count of racketeering conspiracy for all the defendants.  This superseding indictment includes a request for forfeiture upon conviction of any interest or property acquired or maintained in violation of such charges, which expressly includes any and all shares of the Company’s common stock or options to purchase such stock, salaries, bonuses and other benefits.

As prescribed by the indemnity agreements we entered into with these former executives, we are responsible for any and all expenses, actually and reasonably incurred. We have recognized expenses associated with criminal and civil defense of Dr. Kapoor of approximately $8,500,000 and $19,500,000, respectively for the three and nine months ended September 30, 2018.  The Company is disputing the reasonableness of a portion of these expenses as they relate to the criminal defense and is analyzing the reasonableness of the civil defense expenses. We continue to accrue all of these costs in our unaudited condensed consolidated statements of operations and comprehensive loss.  As of September 30, 2018, the company has made cash payments of $5,600,000 related to these legal expenses incurred as part of Dr. Kapoor’s criminal defense.  If such disputed amounts are subsequently determined not to be due and payable, we would recognize a reversal of these expenses in a future period.  The reversal of these expenses could have a material impact on our unaudited condensed consolidated statements of operations and comprehensive loss.  If it is subsequently determined that all of these costs are reasonable, and the company is forced to pay the remaining balance, this could have a material adverse impact on our cash position and liquidity.

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

Given the ongoing investigations related to our company and former employees, as well as other individuals associated with our company, including health care professionals, it is possible that additional individual or company criminal charges and convictions and pleas could result from our ongoing federal and state government investigations and related proceedings and the foregoing disclosure and the disclosure below is merely intended to provide general insight into the comprehensive nature of the scope and breadth of investigations that are being conducted related to our company and is not, nor is it intended to be, an exhaustive listing of every charge, conviction or pleading in connection with our company.

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

In connection with the investigation by the Illinois Office of the Attorney General, such office filed a complaint against us on behalf of the State of Illinois on August 25, 2016, in the Circuit Court of Cook County, Illinois, Chancery Division, asserting a claim for violation of the Illinois Consumer Fraud and Deceptive Business Practices Act in connection with the sales and marketing of SUBSYS®. On August 18, 2017, the Circuit Court of Cook County entered a Final Judgment and Consent Decree, which, among other things, provided for a monetary payment of $4,450,000 by Insys and requires us to maintain certain controls and processes around our promotional and sales activity related to SUBSYS® in Illinois. The Final Judgment and Consent Decree expressly provides that we do not admit any violation of law or regulation. All monetary payments in connection with this Final Judgment and Consent Decree were accrued in the unaudited condensed consolidated balance sheets as of June 30, 2017 and the payments in connection with this settlement were made prior to September 30, 2017.

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

In connection with the investigation by the State of Massachusetts, we entered into a settlement with the State of Massachusetts, which was entered by the Superior Court of the Commonwealth of Massachusetts in a Final Judgment by Consent on October 5, 2017. The Final Judgment by Consent provided for a monetary payment of $500,000 and requires us to maintain certain controls and processes around our promotional and sales activity related to Massachusetts. The Final Judgment by Consent expressly provides that we do not admit any liability or wrongdoing. The amount of the monetary payment was accrued in the unaudited condensed consolidated balance sheet as of September 30, 2017 and the payments in connection with this settlement were made during the three months ended December 31, 2017.

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

On December 21, 2017, Attorney General of the State of North Carolina filed a complaint in Wake County, North Carolina Superior Court against us. The complaint asserts claims related to alleged violations of the North Carolina Consumer Protection Act. On or about September 25, 2018, we moved to dismiss the complaint. The motion remains pending.

On February 1, 2018, the Attorney General of the State of New York, filed a complaint against us in the Supreme Court of the State of New York, County of New York. The complaint asserts claims related to alleged deceptive acts and practices. We moved to dismiss the complaint on April 18, 2018.  In response, on May 25, 2018, the New York Attorney General opposed our motion to dismiss and filed a cross-motion for partial summary judgment related to the State’s commercial bribery claim.  On June 29, 2018, we filed a reply in support of our motion to dismiss and opposed the State’s motion for partial summary judgment.  The Court conducted oral argument on the motions to dismiss and the cross-motion for summary judgement on October 4, 2018. The motion remains pending.

On February 5, 2018, the Consumer Protection Division, Office of the Attorney General of Maryland, filed a petition to enforce an administrative subpoena against us. The State voluntarily dismissed the action on September 5, 2018.  On September 6, 2018, however, the Consumer Protection Division, Office of the Attorney General of Maryland, filed a Statement of Charges against us with the Consumer Protection Division.  Insys filed its response to the Statement of Charges on October 17, 2018.

On May 30, 2018, the Attorney General of the State of Minnesota and the Minnesota Board of Pharmacy filed a complaint against us in the Hennepin County District Court, State of Minnesota.  The complaint asserts claims related to alleged deceptive acts and practices and consumer fraud, as well as claims under the Minnesota Wholesale Drug Distribution Licensing Act (Minn. Stat. § 151.461).  On August 28, 2018, Insys moved to dismiss the complaint.  On the same day, the Attorney General and the Board of Pharmacy filed a motion for temporary injunction.  The Court held oral argument on both the motion to dismiss and the motion for temporary injunction, and both motions remain pending. Also, on May 30, 2018, the Minnesota Board of Pharmacy filed an administrative action against us before the State of Minnesota Office of Administrative Hearings for the Board of Pharmacy, which seeks a determination regarding whether certain alleged conduct by Insys constitutes grounds for disciplinary action. The Office of Administrative Hearings has indicated that it will set a hearing in this matter for March or April 2019.

Multi-District Prescription Opioid Litigation. We have been named along with various other opioid manufacturers, opioid distributors, prescribers, pharmacies, and others in complaints focused on the national opioid epidemic filed by various cities, counties, states, Native American tribes, and third-party payers in many state and federal courts in Alabama, Arizona, Arkansas, California, Connecticut, Florida, Georgia, Indiana, Iowa, Kentucky, Louisiana, Maine, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah and West Virginia. We are involved in more than 600 of these cases, the majority of which have been consolidated into multi-district litigation (MDL No. 2804) in the Northern District of Ohio. Most of the cases in the multi-district litigation are presently stayed while the Court seeks to facilitate a resolution. On April 2, 2018, the United States filed a motion to participate in settlement discussions and as a friend of the court. Additionally, the Court set certain cases for a litigation track, and those cases will move forward toward trial, which is scheduled to commence on March 18, 2019.

We have also been named, along with various other opioid manufacturers and distributors, in putative class action complaints that seek to assert claims allegedly related to the national opioid epidemic on behalf of (1) purchasers of health insurance between 1996 and the present, and (2) children born addicted to opioids. Most of these cases have been consolidated into MDL No. 2804.  Finally, Insys has been named in at least one lawsuit in which a personal injury plaintiff sued Insys and other opioid manufacturers for harm allegedly caused by a tortfeasor who was addicted to opioids.

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

Members of our U.S. Congress have been conducting hearings and other inquiries into causes and solutions to the national opioid epidemic that have involved inquiries into our Company’s practices. For example, on March 28, 2017, the Ranking Member of the Committee on Homeland Security and Governmental Affairs of the United States Senate distributed a letter to five manufacturers of opioid products, including us, requesting documents and information intended to aid such committee in understanding the challenges industry practices pose to efforts to curb opioid addiction and stem rising prescription drug costs for the federal government. This letter requested documents regarding our business, including the commercialization of SUBSYS®. This inquiry continues and has resulted in at least four reports that mention or address our Company. We continue to cooperate with this inquiry.

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

Federal Securities Litigation and Derivative Complaints

Federal Securities Litigation. On or about February 2, 2016, a complaint (captioned Richard Di Donato v. Insys Therapeutics, Inc., et al., Case 2:16-cv-00302-NVW) was filed in the United States District Court for the District of Arizona against us and certain of our current and former officers. The complaint was brought as a purported class action on behalf of purchasers of our common stock between March 3, 2015 and January 25, 2016. In general, the plaintiffs allege that the defendants violated the anti-fraud provisions of the federal securities laws by making materially false and misleading statements regarding our business, operations and compliance with laws during the class period, thereby artificially inflating the price of our common stock. On June 3, 2016, the Court appointed Clark Miller to serve as lead plaintiff. On June 24, 2016, the plaintiff filed a first amended complaint naming a former employee of Insys Therapeutics, Inc. as an additional defendant and extending the class period. On December 22, 2016, the plaintiff filed a second amended complaint, primarily to add allegations relating to an indictment of Michael L. Babich and certain of our former employees announced on December 8, 2016, and to extend the class period from August 12, 2014 through December 8, 2016. On January 12, 2017, the defendants moved to dismiss the second amended complaint. Oral arguments were heard by the Court on July 28, 2017, and the Court granted the motion in part and denied it in part. The plaintiff subsequently moved for leave to further amend the complaint, which we opposed. The Court denied Plaintiff’s motion on March 31, 2018, and Insys filed its answer on April 15, 2018. The plaintiff seeks unspecified monetary damages and other relief. We continue to vigorously defend this matter.

On or about March 17, 2017, a complaint (captioned Kayd Currier v. Insys Therapeutics, Inc., et al., Case 1:17-cv-01954-PAC) was filed in the United States District Court for the Southern District of New York against us and certain of our current and former officers. The complaint was brought as a purported class action on behalf of purchasers of our securities between February 23, 2016, and March 15, 2017. In general, the plaintiffs allege that the defendants violated the anti-fraud provisions of the federal securities laws by making materially false and misleading statements regarding our business and financial results during the class period, thereby artificially inflating the price of our securities. On or about March 28, 2017, a second complaint making similar allegations (captioned Hans E. Erdmann v. Insys Therapeutics, Inc., et al., Case 1:17-cv-02225-PAC) was filed in the same Court. On May 31, 2017, the Court consolidated the first and second complaint and appointed lead counsel in the consolidated action. On July 31, 2017, the lead counsel filed a consolidated complaint. On October 11, 2017, the Court held a pre-motion conference, at which the Court granted leave to plaintiffs to again amend the complaint. The amendment was filed on October 27, 2017, and we moved to dismiss. The Court subsequently dismissed the complaint as to Santosh Vetticaden, our former Interim CEO and Chief Medical Officer, and otherwise denied our motion to dismiss.  Insys filed its answer on June 26, 2018. The plaintiffs in both actions seek unspecified monetary damages and other relief. We continue to vigorously defend this matter.

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

On or about June 5, 2018, Jim Soltau filed a derivative complaint (“the Soltau complaint”) in the United States District Court, District of Arizona (18-cv-01720-SPL), against members of our Board of Directors, former directors and officers, as applicable, John Kapoor, Michael Babich, Patrick Forteau, Brian Tambi, the Estate of Dr. Theodore Stanley, and former officers Darryl Baker and Santosh Vetticaden.  The plaintiff alleged, among other things, that these individuals breached their fiduciary duties as our officers and/or directors and are liable for unjust enrichment, waste of corporate assets, abuse of control, gross mismanagement, and violations of Sections 14(a), 10(b) and 20(a) of the Securities Exchange Act of 1934.  On July 20, 2018, Insys filed its answer to the complaint.  On September 12, 2018, the Court granted a motion to stay the case.  We continue to vigorously defend this matter.

On or about June 10, 2018, David Bennett filed a derivative complaint in the United States District Court, District of Arizona (18-cv-02170), against members of our Board of Directors, former directors and officers, as applicable, John Kapoor, Michael Babich, Patrick Forteau, Brian Tambi, the Estate of Dr. Theodore Stanley, and former officers Darryl Baker and Santosh Vetticaden.  This complaint contains similar claims as the Soltau complaint.  On August 10, 2018, the Soltau and Bennett cases were consolidated, and on September 12, 2018, the Court granted a motion to stay the case. We intend to vigorously defend this matter.

On August 6, 2018, Hamid Ravansari filed a derivative complaint in the United District Court, Southern District of New York (18-CV-07026) against members of our Board of Directors, former directors and officers, as applicable, John Kapoor, Michael Babich, Patrick Fourteau, Pierre Lapalme, Steven Meyer, Brian Tambi, the Estate of Dr. Theodore Stanley, and former officers Darryl Baker and Santosh Vetticaden. The plaintiffs allege, among other things, that these individuals breached their fiduciary duties as our officers and/or directors and are liable for unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. On October 29, 2018, Insys filed its answer to the complaint. We intend to vigorously defend this matter.

Paragraph IV Challenges

On or about August 2, 2017, we received a Paragraph IV Notice Letter from counsel for TEVA Pharmaceuticals USA (“TEVA USA”) related to SUBSYS® 0.4mg dose. The letter asserts that (i) the FDA received an ANDA from TEVA USA and (ii) that TEVA USA’s formulation does not infringe SUBSYS® patents and/or that our patents for SUBSYS® are invalid. On September 13, 2017, we filed suit in United States District Court for the District of Delaware, in which we allege patent infringement. On January 15, 2018, TEVA USA filed an answer and counterclaims, to which we have replied. We intend to represent our interests vigorously in this matter.

On or about January 31, 2018, we received a Paragraph IV Notice Letter from counsel for TEVA USA related to SUBSYS® 0.1mg, 0.2mg, 0.6mg, 1.2mg and 1.6mg doses. The letter asserts that (i) the FDA received an ANDA from TEVA USA and (ii) that TEVA USA’s formulation does not infringe SUBSYS® patents and/or that our patents for SUBSYS® are invalid. We filed a patent infringement lawsuit against TEVA USA on March 16, 2018. TEVA USA filed its answer to our complaint and counterclaims, to which we have replied. We intend to represent our interests vigorously in this matter.

On or about July 10, 2018, we received a Paragraph IV Notice Letter from counsel for TEVA USA related to SUBSYS® 0.8mg dose.  The letter asserts that (i) the FDA received an ANDA from TEVA USA and (ii) that TEVA USA’s formulation does not infringe SUBSYS® patents and/or that our patents for SUBSYS® are invalid. We filed a patent infringement lawsuit against TEVA USA on August 23, 2018. We intend to represent our interests vigorously in this matter.

On September 26, 2018, we received two Paragraph IV Notice Letters from counsel for TEVA USA related to SUBSYS® 0.1mg, 0.2mg, 0.4mg, 0.6mg, 0.8mg, 1.2mg and 1.6mg doses.  The letter asserts that (i) the FDA received an ANDA from TEVA USA and (ii) that TEVA USA’s formulation does not infringe SUBSYS® patents and/or that our patents for SUBSYS® are invalid.  We intend to represent our interests vigorously in this matter.

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

On or around November 1, 2015, we received a notice from Dr. Kottayil’s attorneys demanding indemnification for legal and other defense costs alleged to have been incurred in connection with Dr. Kottayil’s defense of the Insys Pharma counterclaims in the amount of $3,630,000. We responded to these demands by, among other things, requesting supporting documents and information from the plaintiffs’ counsel, which we have not received. On June 1, 2018, Dr. Kottayil filed a complaint in Superior Court in the State of Arizona in and for the County of Maricopa against Insys Pharma, Inc., our wholly owned subsidiary.  The complaint seeks indemnification in the amount of $3,630,000, plus interest.  On July 26, 2018, Insys moved to dismiss the complaint, which the Court granted.  Dr. Kottayil subsequently moved for reconsideration of the Court’s dismissal ruling.  The motion for reconsideration remains pending.  Because of the uncertainty surrounding the ultimate outcome, we have not accrued for this claim at this time; however, we believe that that it is reasonably possible that there may be a material loss associated with this claim and we currently estimate the range of the reasonably possible loss to be between $0 and the $3,630,000 claimed.

Insurance Litigation. On June 23, 2017, Aetna, Inc. and a subsidiary filed an action against us and a number of former employees in the Pennsylvania Court of Common Pleas, Philadelphia County (captioned Aetna Inc. v. Insys Therapeutics, Inc., Case No. 170602779). Plaintiffs bring claims against us for: (1) insurance fraud; (2) civil conspiracy; (3) common law fraud; (4) unjust enrichment; (5) negligent misrepresentation; and (6) negligence. Through all of the claims, Aetna seeks recovery of millions of dollars paid for SUBSYS® prescriptions that, allegedly, were not properly covered. It also seeks punitive damages, investigative expenses and costs of suit, reasonable attorneys’ fees and expenses, and prejudgment and post-judgment interest. Plaintiffs served their complaint on September 25, 2017. On October 25, 2017, we removed this matter to federal court. Aetna subsequently moved to remand the case to state court. On January 6, 2018, the district court denied Aetna’s motion to remand. We moved to dismiss Aetna’s claims. On August 24, 2018, the Court dismissed Aetna’s negligent misrepresentation and negligence claims and otherwise denied the motion to dismiss. We intend to vigorously defend this matter.

On July 12, 2017, numerous subsidiaries of Anthem, Inc. filed a complaint in the U.S. District Court for the District Court for the District Court for the District of Arizona against us (captioned Blue Cross of California, Inc. d/b/a Anthem Blue Cross of California v. Insys Therapeutics, Inc., Case No. 2:17-cv-02286-DLR). Plaintiffs brought claims against us for: (1) violation of various state laws prohibiting deceptive, unfair, and unlawful business practices (i.e., consumer fraud); (2) fraud; (3) negligent misrepresentation; (4) unjust enrichment; and (5) civil conspiracy to commit fraud and unfair business practices. Through all of the claims, Anthem seeks recovery of more than $19,000,000 paid for SUBSYS® prescriptions that, allegedly, were not properly covered. It also seeks punitive damages and an injunction to prevent Insys from continuing to engage in the conduct underlying its claims. Plaintiffs served their complaint on July 14, 2017. On August 4, 2017, we filed an answer to such complaint. On February 2, 2018, Plaintiffs filed a motion for leave to file a second amended complaint and on February 16, 2018, we filed (i) an opposition to Plaintiff’s motion to file a second amended complaint and (ii) a motion to stay the case. On or about July 23, 2018, the Court granted Plaintiff’s motion to file a second amended complaint.  On August 8, 2018, the Court denied our motion to stay.  On September 14, 2018, we moved to dismiss Anthem’s second amended complaint and Anthem’s response is due on October 29, 2018. Discovery in this case is ongoing. We intend to vigorously defend this matter.

On October 31, 2017, we received correspondence from Horizon Blue Cross Blue Shield of New Jersey requesting reimbursement for allegedly fraudulently induced off-label purchases of SUBSYS® in connection with alleged claim value of approximately $4,400,000. In further correspondence, Horizon Blue Cross Blue Shield of New Jersey has identified in excess of $2,000,000 at issue. We intend to vigorously defend this matter.

On May 21, 2018, MSPA Claims I, LLC, MAO-MSO Recovery II, LLC, and MSP Recovery Claims, Series LLC filed a complaint in the United States District Court, Northern District of Ohio, against Insys Therapeutics, Inc.  Plaintiffs bring claims for violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), common law fraud, and unjust enrichment.  Plaintiffs subsequently amended their complaint on August 22, 2018, and we moved to dismiss the complaint on September 25, 2018. We intend to vigorously defend this matter.

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

Ballou. On or about September 1, 2017, Carey Ballou filed a complaint in the circuit Court of Johnson County, Kansas, Case No. 17CV05004, against Insys Therapeutics, Inc., Insys Pharma, Inc., Torgny Andersson, Mid-America Physiatrist, P.A., Steven Simon M.D., Donna Ruck, Pharma Consultants KC, LLC, AmerisourceBergen Corporation, and Morris & Dickson Co., LLC. The plaintiffs bring claims against Insys for negligence, common law fraud, negligent misrepresentation, unfair and deceptive trade practices, unjust enrichment, conspiracy, and aiding and abetting. On December 26, 2017, Plaintiff filed a second amended complaint, which added as defendants certain former officers and employees. Insys moved to dismiss the second amended complaint on February 26, 2018. On August 22, 2018, the Court held oral argument on the motion to dismiss.  The motion remains pending.  We intend to vigorously defend this matter and based on currently available information, we do not believe any resolution of this matter, when taken individually, will have a material adverse effect on our business, financial position, or future results of operations.

Whitham. On or about September 1, 2017, James “Mike” Whitham and Ashley Whitham filed a complaint in the Circuit Court of Johnson County, Kansas, Case No. 17CV05005, against Insys Therapeutics, Inc., Insys Pharma, Inc., Torgny Andersson, Mid-America Physiatrist, P.A., Steven Simon M.D., Donna Ruck, Pharma Consultants KC, LLC, AmerisourceBergen Corporation, and Morris & Dickson Co., LLC. The plaintiff brings claims against Insys for negligence, common law fraud, negligent misrepresentation, unfair and deceptive trade practices, unjust enrichment, loss of consortium, conspiracy, and aiding and abetting. On December 26, 2017, Plaintiff filed a second amended complaint, which added as defendants certain former officers and employees. Insys moved to dismiss the second amended complaint on February 26, 2018. On August 22, 2018, the Court held oral argument on the motion to dismiss.  The motion remains pending.  We intend to vigorously defend this matter and based on currently available information, we do not believe any resolution of this matter, when taken individually, will have a material adverse effect on our business, financial position, or future results of operations.

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

Jordan. On January 5, 2018, Bobby Ray Jordan, individually and as Special Administrator of the Estate of Doris L. Jordan, deceased, filed a complaint in the District Court of Leavensworth County, Kansas against Insys Therapeutics, Inc., Insys Pharma, Inc., Torgny Andersson, Mid-America Physiatrist, P.A., Steven Simon, M.D., Donna Ruck, Pharma Consultants KC, LLC, John N. Kapoor, Michael L. Babich, and Alec Burlakoff. The plaintiff brings claims against Insys for negligence, conspiracy to commit fraud and breach of fiduciary duty, negligent misrepresentation, unfair and deceptive trade practices, unjust enrichment, survival action, and wrongful death action. On January 31, 2018, Insys moved to consolidate this case with the Ballou and Witham actions, which the Court denied. On April 16, 2018, we moved to transfer venue to Johnson County, Kansas, and on May 14, 2018, we moved to dismiss the case.  The Court denied both motions. We intend to vigorously defend this matter and based on currently available information, we do not believe any resolution of this matter, when taken individually, will have a material adverse effect on our business, financial position, or future results of operations.

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

Hampton. On March 8, 2018, Scott Hampton, as Heir, Executor and Personal Representative of the Estate of Diana Hampton, individually and on behalf of his minor children I.S. and S.M., filed a complaint in Clark County, Nevada District Court against Steven A. Holper and Insys Therapeutics, Inc. Plaintiffs bring claims against Insys for wrongful death: negligence, survivor action: negligence, wrongful death: intentional/reckless conduct, survivor’s action: intentional/reckless conduct, negligence, strict liability – defect in design – product liability, strict liability – failure to warn, and punitive damages. On April 16, 2018, Insys removed this case to the United States District Court for the District of Nevada. On April 17, 2018, the District Judge entered an Order to Show Cause why the case should not be remanded to state court, and subsequently remanded the case to state court.  On June 26, 2018, Insys moved to dismiss the case.  On June 29, 2018, plaintiffs sought leave to amend the complaint, which the court granted. Oral argument on the motion occurred on July 30, 2018, and the Court denied the motion.  Plaintiffs filed a second amended complaint on September 7, 2018 and Insys subsequently moved to dismiss the second amended complaint.  We intend to vigorously defend this matter and based on currently available information, we do not believe any resolution of this matter, when taken individually, will have a material adverse effect on our business, financial position, or future results of operations.

Munson. On April 4, 2018, Morgan Michelle Munson and Christopher Edward Munson filed a complaint in Duval County, Florida Circuit Court against Insys Therapeutics, Inc. and Linden Care, LLC. Plaintiffs bring claims against Insys for civil conspiracy, negligence, and aiding and abetting. On May 21, 2018, Insys removed the case to the United States District Court for the Middle District of Florida.  On June 12, 2018, plaintiffs filed a motion for leave to file amended complaint and to remand.  We filed our response in opposition on July 10, 2018. On November 6, 2018, the Court denied plaintiffs’ motion for leave to file amended complaint and to remand.  It also dismissed plaintiffs’ complaint without prejudice as a “shotgun” pleading.  The Court ordered plaintiffs to file an amended complaint by November 28, 2018 and ordered defendants to respond to the amended complaint by December 20, 2018.  We intend to vigorously defend this matter and based on currently available information, we do not believe any resolution of this matter, when taken individually, will have a material adverse effect on our business, financial position, or future results of operations.

Tisher/Starling.  On May 4, 2018, Herbert Tisher and Jane Tisher filed a complaint in the Superior Court of the State of Delaware against Insys Therapeutics, Inc., Compassionate Pain Management, LLC, Compassionate Diagnostics, LLC d/b/a Cutting Edge Treatment Center, and Eva C. Dickinson, M.D.  On July 3, 2018, the Complaint was amended to add as Plaintiffs James Starling, Jr. and Pamela Starling, and to remove as a Plaintiff Jane Tisher.  The Amended Complaint also added as defendants Michael J. Babich, Alec Burlakoff, Michael J. Gurry, Richard Simon, Sunrise Lee, Joseph A. Rowan, John N. Kapoor, Rodney Village Pharmacy LLC, Hometown Drug LLC, and Sanjana Company, LLC.  Plaintiffs bring claims against Insys for general negligence, negligent misrepresentation, common law fraud, aiding and abetting, unjust enrichment, and civil conspiracy.  We filed an answer to the amended complaint on August 31, 2018.  We continue to vigorously defend this matter and based on currently available information, we do not believe any resolution of this matter, when taken individually, will have a material adverse effect on our business, financial position, or future results of operations.

Kyle.  On May 10, 2018, Jeffrey A. Kyle and Polly Kyle filed a complaint in the State of New Hampshire Superior Court, Stratford, SS, against Christopher Clough, PA, Dr. John J. Schermerhorn, Dr. O’Connell’s Pain Care Centers, Inc., and Insys Therapeutics, Inc.  Plaintiffs bring claims against Insys for negligence and loss of consortium.  Insys filed its answer to the complaint on July 13, 2018.  On September 20, 2018, the Court dismissed the complaint against all the defendants.

Gruenspecht.  On June 14, 2018, Mark Gruenspecht filed a complaint in the Supreme Court of the State of New York, County of New York, against Upper East Side Pain Medicine, P.C., Gordon Freedman, M.D., and Insys Therapeutics, Inc.  Plaintiff brings a single untitled claim against Insys, asserting, among other things, that Insys’s conduct constituted fraud, deception, misrepresentation, wantonness, negligence, and gross negligence.  The complaint was served on June 27, 2018.  We filed a motion to dismiss the complaint on October 5, 2018. We continue to vigorously defend this matter and based on currently available information, we do not believe any resolution of this matter, when taken individually, will have a material adverse effect on our business, financial position, or future results of operations.

Hanson.  On July 10, 2018, Cynthia L. Hanson filed a complaint in the Circuit Court of Johnson County, Kansas against Insys Therapeutics, Inc., Insys Pharma, Inc., Torgny Andersson, Mid-America Physiatrist, P.A., Steven Simon, M.D., Donna Ruck, Pharma Consultants KC, LLC, AmerisourceBergen Corporation, and Morris & Dickson Co., LLC.  Plaintiff brings bring claims against Insys for negligence, conspiracy to commit fraud and breach of fiduciary duty, negligent misrepresentation, unfair and deceptive trade practices, unjust enrichment, survival action, and wrongful death action.  On July 23, 2018, we accepted service and we filed a motion to dismiss the complaint on September 21, 2018.  We continue to vigorously defend this matter and based on currently available information, we do not believe any resolution of this matter, when taken individually, will have a material adverse effect on our business, financial position, or future results of operations.

Kelly.  On July 18, 2018, Michael and Julie Kelly filed a complaint in the Common Pleas Court of Erie County, Ohio against Insys Therapeutics, Inc., Insys Pharma, Inc., and Insys Manufacturing, LLC.  Plaintiffs bring claims against Insys for negligence, negligent misrepresentation, strict products liability due to inadequate warning, strict products liability defective due to inadequate warning pursuant to Ohio Revised Code Section 2307.76, strict products liability defect due to design defect, strict products liability defective pursuant to Ohio Revised Code Section 2307.75, fraud, Ohio Consume Sales Practices Act pursuant to Ohio Revised Code Chapter 1345, false advertising, unjust enrichment, loss of consortium, negligent infliction of emotional distress, and punitive damages.  We were served with the complaint on July 30, 2018. On July 31, 2018, we removed the case to the Northern District of Ohio.  On September 21, 2018, we moved to dismiss the complaint. We continue to vigorously defend this matter and based on currently available information, we do not believe any resolution of this matter, when taken individually, will have a material adverse effect on our business, financial position, or future results of operations.

Mascio.  On July 31, 2018, Robin Mascio filed a complaint in the Supreme Court of the State of New York, County of New York, against Todd R. Schlifstein D.O., Jeffrey Goldstein M.D., Kathryn E. Moran P.A., Aja Snow P.A., Fountain Medical Group Holdings Inc., Fountain Medical Holdings Inc., EGA medical Management LLC, NACSIP Inc., NACSIP Inc. d/b/a Lake Mahopac Pharmacy & Surgical, Nagi Wissa, Dorvit Pharmacy Inc. d/b/a The Cure Pharmacy, Third Avenue Lerman Pharmaceutics, Inc., Vishi Pharmacy Corp. d/b/a The Cure Pharmacy, David Lerman, and Insys Therapeutics, Inc.  Plaintiff brings claims against Insys for fraud, negligent representation, lack of informed consent, and an unspecified claim that may be a claim for negligence and/or gross negligence.  Insys was served with the complaint on October 12, 2018.  We anticipate vigorously defending this matter and based on currently available information, we do not believe any resolution of this matter, when taken individually, will have a material adverse effect on our business, financial position, or future results of operations.

Wagner. On August 21, 2018, Dorrie Wagner filed a complaint in the County of Greenville, South Carolina Court of Common Pleas against Insys Therapeutics, Inc., John N. Kapoor, Michael L. Babich, Alec Burlakoff, Linden Care, LLLC, Aathirayen Thiyagarajah, M.D., Pain and Spine Consultants, PA and Spine and Pain, LLC. Plaintiff brings claims against Insys for general negligence, aiding and abetting, unjust enrichment, and for violations of the unfair and deceptive trade practices act. On September 10, 2018, plaintiffs filed a second complaint against the same defendants, which includes the same claims.  Insys filed its answer to the complaint on October 17, 2018.  We continue to vigorously defend this matter and based on currently available information, we do not believe any resolution of this matter, when taken individually, will have a material adverse effect on our business, financial position, or future results of operations.

Haddock.  On September 27, 2018, Insys received a demand letter from counsel for Iliana Haddock, asserting that Ms. Haddock has claims against Insys for negligence and alleged off-label promotion of SUBSYS®.  We anticipate vigorously defending this matter and based on currently available information, we do not believe any resolution of this matter, when taken individually, will have a material adverse effect on our business, financial position, or future results of operations.

Crownover.  On October 8, 2018, Michelle Crownover, Brandon Crownover, and Bailee, Makena, and Payton Crownover filed a complaint in the Franklin County, Ohio, Court of Common Pleas against Jimmy M. Henry, M.D., Midwest Pain Spine and Pain Consultants, LLC, Thomas Tadsen, Shaffer Pharmacy, Inc., Christopher Dinoffria, Avella of Columbus, Inc., and Insys Therapeutics, Inc.  Plaintiffs also included Aetna, Inc. and Anthem Blue Cross/Blue Shield as involuntary plaintiffs.  Plaintiffs bring claims against Insys for civil conspiracy, fraud, civil liability for criminal conduct, negligence, and loss of consortium.  We anticipate vigorously defending this matter and based on currently available information, we do not believe any resolution of this matter, when taken individually, will have a material adverse effect on our business, financial position, or future results of operations.

Tudhope.  On October 17, 2018, Carole Tudhope and John Tudhope filed a complaint in the Circuit Court of Jackson County, Missouri at Independence, against Insys Therapeutics, Inc.,  Insys Pharma, Inc., John N. Kapoor, Michael L. Babich, Alec Burlakoff, , Mid-America Physiatrist, P.A., Steven Simon, M.D., Gregory Buhler, D.O., Kathryn McConnaughey, Pharma Consultants KC, LLC, University of Kansas Hospital Authority d/b/a Cancer Center Pharmacy East, Amerisourcebergen Drug Corporation, and Morris & Dickson Co., LLC.  Plaintiffs bring claims against Insys for negligence, conspiracy to commit fraud and breach of fiduciary duty, negligent misrepresentation, unfair and deceptive trade practices, unjust enrichment, and loss of consortium.  We anticipate vigorously defending this matter and based on currently available information, we do not believe any resolution of this matter, when taken individually, will have a material adverse effect on our business, financial position, or future results of operations.

Perry.  On October 25, 2018, Colleen Perry filed a complaint in the State of New Hampshire Superior Court, Strafford, against Insys Therapeutics, Inc. Plaintiff brings a claim for fraud, consumer protection, and negligence.  We anticipate vigorously defending this matter and based on currently available information, we do not believe any resolution of this matter, when taken individually, will have a material adverse effect on our business, financial position, or future results of operations.

Cordes.  On or about November 2, 2018, Insys received a demand letter from counsel for Eleanor Cordes asserting that Ms. Cordes has claims against Insys for negligence, fraud, and consumer fraud.  We anticipate vigorously defending this matter and based on currently available information, we do not believe any resolution of this matter, when taken individually, will have a material adverse effect on our business, financial position, or future results of operations.

Farquhar.  On November 5, 2018, Timothy and Kelley Farquhar filed a complaint in the Circuit Court of Johnson County, Kansas against Insys Therapeutics, Inc., Insys Pharma, Inc., Torgny Andersson, Mid-America Physiatrists, P.A., Steven Simon, M.D., Donna Ruck, Pharma Consultants KC, LLC, AmerisourceBergen Drug Corp., Morris & Dickson Co., LLC, John N. Kapoor, Michael L. Babich, and Alex Burlakoff.  Plaintiff brings bring claims against Insys for negligence, conspiracy to commit fraud and breach a fiduciary duty, negligent misrepresentation, unfair and deceptive trade practices (Kansas Consumer Protection Act), unjust enrichment, and loss of consortium.  We anticipate vigorously defending this matter and based on currently available information, we do not believe any resolution of this matter, when taken individually, will have a material adverse effect on our business, financial position, or future results of operations.

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

As of September 30, 2018, our remaining estimated annual contractual obligation under our agreement with Aptar was $7,500,000.

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

In April 2018, we, through our manufacturing subsidiary, entered into a further amendment to our Renaissance manufacturing and supply agreement. This amendment effectively eliminates any prior minimum purchase (and batch) obligations that had been set forth in the amendment dated July 2016 and replaces them with a new annual purchase commitment of $3,000,000 for the calendar year ended December 31, 2018, and $2,000,000 for the calendar years ending December 31, 2019 and 2020. As a result, the cumulative effect related to this amendment reduces our aggregated purchase commitment with Renaissance from $12,000,000 to $7,000,000 through December 31, 2020.  During the three months ended September 30, 2018, we reversed $77,000 of a previously recorded loss in cost of revenue in these unaudited condensed consolidated statements of operations and comprehensive loss for a portion of this commitment which represented firm, non-cancellable and unconditional purchase commitments for quantities in excess of our current forecasts for future demand.  During the three and nine months ended September 30, 2018, we recorded a loss of $0 and $1,195,000, respectively, in cost of revenue in these unaudited condensed consolidated statements of operations and comprehensive loss for a portion of this commitment which represented firm, non-cancellable and unconditional purchase commitments for quantities in excess of our current forecasts for future demand.

As of September 30, 2018, our remaining estimated annual contractual obligation under our agreement with Renaissance was $4,125,000.

The following table sets forth our aggregate minimum purchase commitments and exclusive supply rights with Renaissance and Aptar under these agreements (in thousands):

Years ending December 31,
Remainder of 2018	$1,625
2019	4,000
2020	4,000
2021	2,000
2022	—
Thereafter	—
Total	$11,625

8.	Stock-based Compensation

Amounts recognized in the unaudited condensed consolidated statements of operations and comprehensive loss with respect to our stock-based compensation plans were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Research and development	$685	$714	$2,268	$2,531
General and administrative	$2,178	4,054	7,149	10,517
Total cost of stock-based compensation	$2,863	$4,768	$9,417	$13,048

The following table summarizes stock option activity during the nine months ended September 30, 2018:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term (in years)	(in millions)
Vested and exercisable as of December 31, 2017	3,499,957	$11.43
Outstanding as of December 31, 2017	6,332,415	$12.10
Granted	1,353,700	$7.83
Cancelled	(832,097)	$13.76
Exercised	(430,000)	$2.46
Expired	(4,912)	$8.54
Outstanding as of September 30, 2018	6,419,106	$11.63	7.3	11.7
Vested and exercisable as of September 30, 2018	3,588,358	$12.39	6.2	8.0

As of September 30, 2018, we expected to recognize $17,554,000 of stock-based compensation for outstanding options over a weighted-average period of 2.4 years.

From time to time we grant restricted stock units to certain employees and directors. Restricted stock units are valued at the closing market price of our common stock on the day of grant and the total value of the units is recognized as expense ratably over the vesting period of the grants. The following table summarizes restricted stock unit activity during the nine months ended September 30, 2018:

		Weighted
		Average
		Grant-Date
	Number of	Fair Value
	Units	Per Unit
Outstanding as of December 31, 2017	381,900	$10.27
Granted	366,770	$7.90
Exercised	(74,327)	$12.22
Cancelled	(63,690)	$8.55
Outstanding as of September 30, 2018	610,653	$8.79

As of September 30, 2018, we expected to recognize $3,780,000 of stock-based compensation for outstanding restricted stock units over a weighted-average period of 1.8 years.

Cash received from option exercises under all stock-based payment arrangements for the nine months ended September 30, 2018 and 2017 was $1,032,000 and $3,550,000, respectively. For the nine months ended September 30, 2018 and 2017, we recorded net reductions of $920,000 and $466,000, respectively, of our federal and state income tax liability, with an offsetting credit within income tax expense, resulting from the excess tax benefits of stock options. A full valuation allowance was recorded against these reductions during the nine months ended September 30, 2018.

9.	Net Loss per Share

Basic net loss per common share is computed by dividing the net loss allocable to the common stockholders by the weighted average number of common shares outstanding during the period. The diluted income per share further includes any common shares available to be issued upon exercise of outstanding stock options if such inclusion would be dilutive.

The following table sets forth the computation of basic and diluted net loss per common share (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
		(As Revised)		(As Revised)
Historical net loss per share - Basic
Numerator:
Net loss	$(30,494)	$(166,280)	$(78,214)	$(180,908)
Denominator:
Weighted average number of common shares outstanding	74,254,177	72,810,827	73,997,016	72,366,618
Basic net loss per common share	$(0.41)	$(2.28)	$(1.06)	$(2.50)
Historical net loss per share - Diluted
Numerator:
Net loss	$(30,494)	$(166,280)	$(78,214)	$(180,908)
Denominator:
Weighted average number of common shares outstanding	74,254,177	72,810,827	73,997,016	72,366,618
Effect of dilutive stock options	—	—	—	—
Weighted average number of common shares outstanding	74,254,177	72,810,827	73,997,016	72,366,618
Diluted net loss per common share	$(0.41)	$(2.28)	$(1.06)	$(2.50)

As we have incurred a net loss for the nine months ended September 30, 2018 and 2017, basic and diluted per share amounts are the same, since the effect of potential common share equivalents is anti-dilutive. Anti-dilutive share equivalents included 5,778,022 and 5,578,530 outstanding restricted stock units and stock options as of September 30, 2018 and 2017, respectively.

10.	Product Lines, Concentration of Credit Risk and Significant Customers

We are engaged in the business of developing and selling pharmaceutical products. During the three and nine months ended September 30, 2018, we had two product lines, SUBSYS® and SYNDROS®. Our CODM evaluates revenues based on product lines.

The following tables summarize our net revenue by product line, as well as the percentage of revenue by route to market (in thousands):

	Net Revenue by Product Line
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
SUBSYS®	$17,370	$29,986	$63,114	$108,524
SYNDROS®	976	684	2,609	684
Total net revenue	$18,346	$30,670	$65,723	$109,208

	Percent of Revenue by Route to Market
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Pharmaceutical wholesalers	64%	63%	61%	62%
Specialty pharmaceutical retailers	36%	37%	39%	38%
	100%	100%	100%	100%

All our products are sold in the United States of America. Product shipments to our three largest pharmaceutical wholesalers accounted for 32%, 16% and 11% of total shipments and product shipments to our two largest specialty pharmaceutical retailers accounted for 21% and 18 % of total shipments for the nine months ended September 30, 2018. Product shipments to our three largest pharmaceutical wholesalers accounted for 25%, 18%, and 11% of total shipments and product shipments to our two largest specialty pharmaceutical retailers accounted for 25% and 13% of total shipments for the nine months ended September 30, 2017. Our three largest pharmaceutical wholesalers’ accounts receivable balances accounted for 45%, 19%, and 13% of accounts receivable and our two largest specialty pharmaceutical retailers’ accounts receivable balances accounted for 14% and 14% of accounts receivable balance as of September 30, 2018. Three pharmaceutical wholesalers’ accounts receivable balances accounted for 44%, 18%, and 10% of accounts receivable balance as of December 31, 2017, and two specialty pharmaceutical retailers’ accounts receivable balances accounted for 13% and 12% of accounts receivable as of December 31, 2017.

11.	Subsequent Events

On November 5, 2018, we announced that we have commenced a process to review strategic alternatives for our portfolio of opioid-related assets, including SUBSYS®, as well as formulations of buprenorphine and the combination of buprenorphine/naloxone. Our decision to pursue this process is consistent with our objective to become a leader in pharmaceutical cannabinoids and novel drug delivery systems and to continue shifting our focus away from opioids in our product pipeline. We anticipate that our company has a number of clinical and regulatory milestones to achieve over the next few quarters, including the completion of the CBD and epinephrine studies and filing the naloxone NDA, that are consistent with our objectives.

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

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations as described from time to time in our SEC reports, including those risks outlined under “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2017, and in Part II, Item 1A in this Form 10-Q. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Form 10-Q. You should carefully consider these risks and uncertainties described and other information contained in the reports we file with or furnish to the SEC before making any investment decision with respect to our securities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. These forward-looking statements include, but are not limited to statements concerning:

•	our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management;
•	PBM formulary changes relative to SUBSYS® or SYNDROS® that may have a material impact on future net revenue;
•	our intent to file an NDA for the treatment of epilepsy with cannabidiol;
•	our belief regarding the sufficiency of our manufacturing capacity;
•	our beliefs regarding the beneficial attributes of our product candidates and delivery mechanisms;
•	our expectation that our suppliers are equipped to supply us with our current and future chemical needs;
•	our expectation that changes in health care laws will result in reduced Medicaid and Medicare payments for prescription drugs;
•	our expectation that legal expenses and research and development costs will be our largest categories of expenses;
•	our expectation that sales and marketing expenses will fluctuate based on changes in SUBSYS® or SYNDROS® net revenue;
•	our plans for the development of different delivery systems for our product candidates;
•	our beliefs regarding net revenue for SUBSYS® and SYNDROS® and our strategies relating thereto;
•	our sales and marketing strategy for future products and delivery systems;
•

that we may pursue strategic transactions such as the divestiture of existing or candidate product lines, acquisitions of other companies or asset purchases, out- or in-licensing of products, strategic partnerships, joint ventures, business combinations and investments;

•	our ability to obtain foundation materials and manufacture dronabinol and CBD in light of government quotas;
•	the expected pathway of drug applications we expect to file in the future;

•	that physicians and payers will continue to gain familiarity about and accept the features of SUBSYS® and SYNDROS®;
•	our plans and strategies for obtaining future international approvals;
•	our plans and strategies to protect our intellectual property;
•	our intention of not paying dividends;
•	possible capital raising transactions we may pursue;
•	factors that relate to our status as a controlled company;
•	our projections that research and development and operating costs will fluctuate;
•	our belief that any investments in our sales and research and development infrastructure could result in increased sales;
•	our belief that reductions in our sales and marketing force could result in decreased sales;
•	accounting estimates and the impact of new or recently issued accounting pronouncements;
•	our projections that cash flows from operations will fluctuate as a result of the fluctuation of sales of SUBSYS® and SYNDROS®;
•	the source and sufficiency of our liquidity and capital resources to fund our operations;
•	trends in restrictions and impediments relating to reimbursement policies imposed by PBMs;
•	the impact of pending litigation and our strategy relating thereto;
•	our projections that we will not recognize revenue in the near term from current research and development initiatives;
•	our exposure to interest rate changes and market risks related to our investments; and
•	the potential impact of Section 382 limitations on our NOLs.

Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:

•	the impact of ongoing regulatory review of our commercial products, SUBSYS® and SYNDROS®, and product candidates for which we will seek regulatory approval in the future;
•	our dependence on sales of SUBSYS® and SYNDROS®;
•	market acceptance, including by third-party payers, of our products;
•	the unpredictability and regulation surrounding the reimbursement of SUBSYS® and SYNDROS® by third-party payers;
•	the success of our sales and marketing strategies;
•	the success of our cost savings initiatives;
•	our ability to manage change in our business;
•	manufacturing failures;
•	challenges relating to the operations of our manufacturing facilities;
•	our limited manufacturing capabilities and our reliance on third parties in our product supply chain;
•	delays in manufacturing of, or interruption in the supply chain to, our sublingual spray delivery system;
•	competition on both our existing commercial products and on our pipeline candidate products;
•	our ability to achieve and maintain adequate levels of third-party payer and reimbursement coverage for sales of our products;
•	our reliance on wholesale pharmaceutical distributors for sales of our products through to the retail distribution channel;

•	our reliance on third parties for the performance of services relating to SUBSYS® and SYNDROS®, including invoicing, storage and transportation;
•	our ability to develop a pipeline of product candidates;
•	any failure of our clinical trials to demonstrate acceptable levels of safety and efficacy;
•	expenses, delays, changes and terminations that could adversely affect the design and implementation of our clinical trials;
•	reliance on third parties to conduct and oversee our clinical trials;
•	acceptance by the FDA of our data from our clinical trials conducted outside the United States;
•	risks and uncertainties associated with starting materials sourced from foreign countries;
•	our ability to meet Section 505(b)(2) regulatory approval pathways or requirements for our product candidates;
•	annual DEA quotas on the amount of dronabinol and CBD allowed to be produced in the United States and our specific allocation of dronabinol and CBD;
•	our failure to successfully acquire, develop or market additional product candidates;
•	our ability to retain key management and other personnel;
•	misconduct and improper activities by our former and current employees, prescribing physicians and other persons involved in the marketing and distribution of our products;
•	our ability to utilize our net operating loss and research and development tax credit carryforwards;
•	the adoption of new tax legislation or exposure to additional tax liabilities could affect our financial performance;
•	the adverse impacts of strategic transactions;
•	our exposure to product and other liability claims;
•	our ability to comply with environmental laws relating to our use of hazardous materials;
•	system failures, accidents, or security breaches;
•	natural disasters;
•	our significant operating expenses and need for potential additional funding;
•	our failure to comply with federal and state health care laws, including fraud and abuse and health information privacy and security laws;
•	undesirable side effects of our products and the potential for post-approval regulatory action relating to such side effects;
•	the impact of changes in policies and funding resulting from health care reform measures, including the impact on the funding, staffing and leadership of the FDA and other agencies;
•	heightened attention on the use of opioids, including government litigation, changes in policies, and legislation at the federal and local level;
•	our ability to obtain and enforce patent rights or other intellectual property rights that cover our products and product candidates;
•	costs of litigation and our ability to protect our intellectual property rights;
•	costs of litigation related to the defense of former employees;
•	our exposure to litigation relating to infringement suits against us;
•	our exposure to claims that our employees or independent contractors have wrongfully used or disclosed to us trade secrets of their other clients or former employers;
•	our compliance with the procedural, document submission, fee payment and other requirements needed to apply for patents;

•	our ability to obtain adequate insurance coverage;
•	our failure to finalize an agreement in principle with the DOJ and OIG and our ability to comply with the terms of such agreement;
•	our stockholders’ perception of the decisions made by the voting committee associated with the independent trust that controls the shares owned by our principal stockholder;
•	challenges related to the indictment of our principal stockholder, including the forfeiture or compelled divestiture of shares held in a voting trust;
•	fluctuation in the price of our common stock;
•	substantial future sales of shares by existing shareholders, or the perception that such sales may occur, could cause our stock price to decline;
•	our ability to maintain and improve our financial controls and related compliance with SEC and stock exchange listing standards;
•	lack of, or inaccurate, published research about us;
•	the impact of future sales of our common stock or securities convertible into our common stock;
•	the effect of anti-takeover provisions in our charter documents and under Delaware law;
•	the impact of, and risks related to, our potential status as a “controlled company”;
•	our ability to obtain additional financing, or that, if obtained, that terms would be favorable to us or our stockholders; and
•	our intention to not pay dividends in the foreseeable future.

Additionally, there may be other risks that are otherwise described from time to time in the reports that we file with the SEC. Any forward-looking statements in this report should be considered in light of various important factors, including the risks and uncertainties listed above, as well as others.

Overview

We are a commercial-stage specialty pharmaceutical company that develops and commercializes innovative supportive care products. As of September 30, 2018, we have two commercially marketed products:

•

SUBSYS® — a proprietary, single-use product that delivers fentanyl, an opioid analgesic, for transmucosal absorption underneath the tongue, offered in 100, 200, 400, 600, 800, 1,200 and 1,600 mcg dosages. SUBSYS® is approved for the treatment of BTCP in opioid-tolerant patients. We received FDA approval for SUBSYS® in January 2012 and commercially launched SUBSYS® in March 2012.

•

SYNDROS® — a dronabinol oral solution that is equivalent to Marinol, an approved second-line treatment for nausea and vomiting associated with cancer chemotherapy in patients who have failed to respond adequately to conventional antiemetic treatments and anorexia associated with weight loss in patients with AIDS, offered in multi-dose 30-mL bottles. We received FDA approval for SYNDROS® in July 2016. In March 2017, the DEA issued an interim final ruling that resulted in SYNDROS® being placed in Schedule II of the CSA. We received final labeling approval by the FDA in May 2017 and commercially launched SYNDROS® in July 2017.

We market SUBSYS® and SYNDROS® through our U.S.-based field sales force focused on oncologists and supportive care physicians. Consistent with most pharmaceutical manufacturing companies, we sell SUBSYS® and SYNDROS® primarily to pharmaceutical wholesalers and collect sales proceeds from those wholesalers. For the nine months ended September 30, 2018, three of our largest wholesale customers accounted for 59% of product shipments. We also sell SUBSYS® and SYNDROS® directly to certain specialty pharmaceutical retailers who distribute our product. For the nine months ended September 30, 2018, two of our largest specialty pharmaceutical retailers accounted for 39% of product shipments.

On November 5, 2018, we announced that we have commenced a process to review strategic alternatives for our portfolio of opioid-related assets, including SUBSYS®, as well as formulations of buprenorphine and the combination of buprenorphine/naloxone. Our decision to pursue this process is consistent with our objective to become a leader in pharmaceutical cannabinoids and novel drug delivery systems and to continue shifting our focus away from opioids in our product pipeline. We anticipate that our company has a number of clinical and regulatory milestones to achieve over the next few quarters, including the completion of the CBD and epinephrine studies and filing the naloxone NDA, that are consistent with our objectives.

All wholesaler and specialty pharmacies that fulfill SUBSYS® and SYNDROS® prescriptions are fully independent from us. For instance, we do not own or have any ownership stake in any pharmaceutical wholesaler or specialty pharmacy, nor do we have an option to acquire any wholesaler or specialty pharmacy. In addition, our relationships with every pharmacy that fulfills SUBSYS® and SYNDROS® prescriptions are non-exclusive in that each of these pharmacies may also fulfill prescriptions for other pharmaceutical manufacturers, including our competitors. For the nine months ended September 30, 2018, over 269 independent pharmacies have fulfilled at least one SUBSYS® prescription.

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

We focus a significant portion of our resources on our research and development efforts. In particular, we are developing product candidates in both cannabinoids and sublingual and intranasal sprays. Our most advanced product candidate is a buprenorphine sublingual spray. We believe this product candidate possesses unique pharmacological properties that may make it a safe and efficacious alternative to traditional opioids, especially outside of a hospital setting. On September 29, 2017, we filed an NDA with the FDA for this product candidate, and on December 6, 2017, the FDA accepted the filing.  On July 27, 2018, we received a Complete Response Letter from the FDA, indicating that, although the clinical development program demonstrated all three proposed doses of the product candidate were statistically significantly different than placebo in providing pain relief, some of the data suggested potential safety concerns. Given the attributes of our proprietary buprenorphine formulation for sublingual delivery, we continue to believe that this drug-device combination could bring value to the management of pain and will assess the next steps for this product.  Additionally, we continue to progress with our Cannabidiol Oral Solution, a CBD, and currently have four clinical development programs underway, including two Phase 2 and one Phase 3 clinical trials.

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

As management seeks to continue to provide insight into known material trends and uncertainties related to our net revenue and other factors affecting our performance, we note that the macro trend of the continuing and heightened publicity surrounding the national opioid epidemic continues to result in sensitivity by many health care professionals to prescribe opioids, pharmacies to dispense opioids, distributors to distribute opioids and third-party payors to cover opioid prescriptions, particularly those that are off-label. Third-party payers, such as insurance companies and regulatory and government agencies continue to scrutinize the indications and uses for which opioid prescriptions are being written and dispensed. In addition, we believe other high-profile initiatives, such as (i) President Trump’s declaration of the opioid crisis as a public health emergency, (ii) Congressional efforts to examine the causes of the opioid epidemic in public and (iii) states, cities and counties initiating multi-district litigation against manufacturers and distributors of opioids, have likely added to this sensitivity around opioid prescribing. Consequently, these current and potential future trends and events have affected and will likely continue to affect, the manner in which, and the situations when, opioids, including SUBSYS®, are being prescribed, dispensed and approved for coverage.

Our product, and the TIRF class in which it is classified, has experienced a significant downward trend for the past several years.  Based upon industry data available to us, since 2015, TIRF class prescriptions have declined approximately 75% and it is difficult to predict if this trend will continue or whether the prescriptions for this class of product will stabilize.  Our product, SUBSYS®, is declining at faster rate than the overall market and we have not been able to stabilize the trajectory of our revenue. We believe that the nature of the pricing on our branded products such as SUBSYS® (as well as SYNDROS®) has adversely affected our overall market share decline, and accordingly, our revenue generated from such products, especially since pharmaceutical product pricing has received significant governmental and media attention and we believe that migration to lower-cost generics has resulted from this focus.

In addition to the macro trends discussed above, our Company continues to have issues more specific to our business that have affected, and will likely continue to adversely affect, our net revenue and may be causing the decrease in overall market share for SUBSYS®. For instance, our Company has significant reputational issues primarily driven by ongoing state and federal investigations into our sales, marketing and other commercial practices, as well as criminal developments related thereto, and media reports covering such activity. We have had numerous former employees that have either been charged with or have pled guilty to criminal activity in connection with our sales, marketing, and other commercial practices. In addition, we had various health care professionals that previously interacted with our Company, either through our speaker bureau, as a prescriber, or both, that have either been charged with, or have pled guilty to or been convicted of, criminal activity in connection with our sales, marketing and other commercial practices. These developments, which may continue to worsen, have significantly and adversely affected our reputation within the healthcare industry and with some potential prescribers of our products.

As discussed above, we announced, on November 5, 2018, that we have commenced a process to review strategic alternatives for our portfolio of opioid-related assets, including SUBSYS®, as well as formulations of buprenorphine and the combination of buprenorphine/naloxone. Our decision to pursue this process is consistent with our objective to become a leader in pharmaceutical cannabinoids and novel drug delivery systems and to continue shifting our focus away from opioids in our product pipeline. We anticipate that our company has a number of clinical and regulatory milestones to achieve over the next few quarters, including the completion of the CBD and epinephrine studies and filing the naloxone NDA, that are consistent with our objectives.

In response to the continuing decline in revenue, our management team has continued to examine potential cost reduction initiatives that could more closely align operating expenses with our reduced revenue.  On July 12, 2018, we eliminated 45 positions through headcount reduction and role consolidation. The headcount reduction included 30 employees, the majority of which were sales and marketing employees, and represented approximately 9% of our workforce at the time.  On and around November 1, 2018, we eliminated an additional 48 positions through further headcount reduction and role consolidation.  The headcount reduction included 36 employees, the majority of which were sales and marketing employees, and represented approximately 13% of our workforce at the time.  These reductions in our sales and marketing force may adversely affect the sales performance of our products.

Management may in the future need to take additional cost reduction measures to the extent that our revenue does not stabilize or decisions that management makes in connection with this strategic alternative process materially affect our liquidity and our primary revenue generating asset, SUBSYS®.  In addition, our company may need to seek liquidity from outside sources including debt and equity in order to continue to meet management’s operating plans and objectives and there can be no assurances that we will be able to do so at all or on terms that we believe are favorable to us.

Approved Product Sales. Our operating results will depend significantly upon sales of approved products. During the nine months ended September 30, 2018, substantially all of our net revenues were generated from the sale of our approved product, SUBSYS®. We generated minimal revenues from the sale of SYNDROS® during the nine months ended September 30, 2018. Our results depend on prescription volume generally, which we believe is driven primarily by achievement of broad market acceptance and coverage by third-party payers, and effectiveness of the marketing and selling efforts with respect to SUBSYS® and SYNDROS®. Moreover, our gross margins improve on a unit-by-unit basis as we sell higher dosage strengths of our products. Importantly, the proportion of prescriptions written for repeat SUBSYS® patients was approximately 91% of prescriptions as of September 30, 2018. Generally, repeat SUBSYS® patients receive significantly higher doses of SUBSYS® on average than first-time patients, as patients are titrated from a starter dose of SUBSYS® to their effective dose in accordance with the TIRF REMS protocol.

According to IQVIA, a worldwide integrated information and technology health care service provider, the total market for TIRF products for the three months ended September 30, 2018, was approximately 6,000 prescriptions and we estimate SUBSYS® prescriptions were approximately 27% of the TIRF market in this period, compared to a total market for TIRF products of approximately 10,000 prescriptions and approximately 31% SUBSYS® market share for the three months ended September 30, 2017.

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

Investments in Our Infrastructure and Growth. Our ability to increase our sales and to further penetrate our target market segments is dependent in part on our ability to invest in our infrastructure and in our sales and marketing efforts. In order to drive further growth, we may hire additional sales and marketing personnel and invest in marketing our products to our target physician prescriber base. While we would anticipate that any increase in sales force would result in increased product sales and net revenue, this would also lead to corresponding increases in our operating expenses. Conversely, a decrease in sales force may lead to decreased product sales, net revenue, and operating expenses. As of September 30, 2018, we had 112 full-time sales and marketing personnel, as compared to 197 full-time sales and marketing personnel at September 30, 2017. We have constructed and expanded a second dronabinol manufacturing facility, which we anticipate will supply us with sufficient commercial quantities of dronabinol API for the commercialization of our proprietary dronabinol product candidates, if approved. This second facility has, and will continue to, increase our operating expenses.

Product Development and Related Regulatory Processes. Our operating results will also depend significantly on our research and development activities and related regulatory developments. Our research and development expenses were $43.2 million and $46.6 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had 53 full-time research and development personnel, as compared to 60 full-time research and development personnel at September 30, 2017. We expect research and development expenses to fluctuate with the timing of our planned preclinical studies and clinical trials for our product candidates, particularly our proprietary cannabinoid product candidates and sublingual spray product candidates. We do not expect to realize net revenues from all of these research and development initiatives in the near term and may never realize net revenues from these investments. Due to the risks inherent in conducting preclinical studies and clinical trials, the regulatory approval process and the costs of preparing, filing and prosecuting patent applications, our development completion dates and costs will vary significantly for each product candidate and are very difficult to estimate. The lengthy process of seeking regulatory approvals and the subsequent compliance with applicable regulations require the expenditure of substantial additional resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals or acceptable DEA classifications for our product candidates could cause our research and development expenditures to increase significantly and in turn, have a material adverse effect on our results of operations.

In addition, dronabinol and CBD are subject to the DEA’s production and procurement quota scheme. The DEA establishes annually an aggregate quota for the amount of dronabinol and CBD that may be produced in the United States based on the DEA’s estimate of the quantity needed to meet legitimate scientific and medicinal needs. This limited aggregate amount of dronabinol and CBD that the DEA allows to be produced in the United States each year is allocated among individual companies, who must submit applications annually to the DEA for individual production and procurement quotas. We are required to obtain an annual quota from the DEA in order to manufacture and produce dronabinol and CBD. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year and has substantial discretion in deciding whether or not to make such adjustments. For 2018, we were originally allocated what we believe is a sufficient quantity of dronabinol and CBD to meet our currently anticipated production and testing needs through 2018; however, due to a discrepancy in the interpretations of how to account for in-process CBD materials in connection with our quota limitations, we will likely need additional amounts of CBD for both 2018 (and future years) to implement our business plan and there is no certainty we will receive what we believe is the appropriate adjustments to our CBD quota.  We are actively working with the DEA to resolve this matter; however, if we fail to resolve this matter and it is determined that we failed to stay within DEA quota guidelines, this could affect our clinical timelines and/or subject us to potential remedial actions by DEA including but not limited to fines, future restrictions and/or loss of registration.

Legal Expenses. As our ongoing federal and state investigations and litigation proceedings have continued to accumulate, these challenges have led to significant legal costs and expenses, which have had, and will continue to have, a material adverse effect on our financial condition and results of operations. It is difficult to predict such legal costs, and in many ways these costs are not within our control. For instance, consistent with the practice of many publicly-traded companies, we have entered into, and continue to enter into, indemnity agreements with our executive officers and certain members of our board of directors.  These indemnity agreements broadly provide for us to advance expenses (including attorneys’ fees) incurred in connection with any legal proceeding, as well as indemnification for any and all expenses, actually and reasonably incurred, in connection with the investigation, defense, settlement or appeal of such a proceeding, in connection with matters related to their position. As has been previously disclosed, two of our former executive officers, who have indemnity agreements with us based upon their prior employment and membership on our board of directors, have been criminally charged. Our satisfaction of our obligations pursuant to these executives’ indemnity agreements, as well as the payment of legal fees for other former employees in connection with these legal proceedings, has resulted in significant expense. Moreover, our board of directors has been subject to securities class action and derivative cases which has resulted, and may in the future result, in significant and continuing legal costs and expenses related to separate legal counsel for individuals. The Company continues to analyze, and in some instances dispute the reasonableness of a portion of, the costs and expenses associated with the defense and representation of Dr. Kapoor. If such disputed amounts are subsequently determined not to be due and payable, we would recognize a reversal of these expenses in a future period.  The reversal of these expenses could have a material impact on our unaudited condensed consolidated statements of operations and comprehensive loss.  If it is subsequently determined that all of these costs are reasonable, and the company is forced to pay the remaining balance, this could have a material adverse impact on our cash position and liquidity.

Cost Savings Initiatives.  As a result of the declining TIRF market, combined with the DOJ Investigation and other legal matters, we have implemented a number of cost savings initiatives.  Some of these initiatives include prioritizing research and development projects, reducing discretionary spending, and renegotiating long-term commitment contracts.  On July 12, 2018, we eliminated 45 positions through headcount reduction and role consolidation. The headcount reduction included 30 employees, the majority of which were sales and marketing employees, and represented approximately 9% of our workforce at the time.  The affected employees received certain severance benefits, for which we incurred a one-time severance-related charge totaling approximately $0.3 million recorded within sales and marketing expenses during the nine months ended September 30, 2018.  On and around November 1, 2018, we eliminated an additional 48 positions through further headcount reduction and role consolidation.  The headcount reduction included 36 employees, the majority of which were sales and marketing employees, and represented approximately 13% of our workforce at the time. We may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the headcount reduction.  We expect to continue to incur losses from operations, and we may take additional actions to reduce our immediate cash expenditures. Although management has been successful in renegotiating long-term contracts and reducing expenses, there can be no assurance that we will be successful or that any needed financing will be available in the future at terms acceptable to the Company.

Basis of Presentation

Net Revenue

We sell SUBSYS® and SYNDROS® in various dosing packages to wholesale pharmaceutical distributors and specialty retail pharmacies (collectively, our customers), on a wholesale basis. Sales to our customers are subject to specified rights of return. We recognize revenue when we transfer control of our products to our customers, as our contracts have a single performance obligation (delivery of our product to their preferred location). Net revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods.

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

Sales and Marketing Expenses

Our sales and marketing expenses consist primarily of salaries, commissions, benefits, travel, consulting fees, costs of obtaining prescription and market data, and market research studies related to SUBSYS® and SYNDROS®. As of September 30, 2018, we had 112 full-time sales and marketing personnel as compared to 197 full-time sales and marketing personnel at September 30, 2017. Because we use an incentive-based compensation model for our sales professionals, we expect our sales and marketing expenses to fluctuate from period to period based on changes in net revenue.

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

Our recent research and development efforts have been focused primarily on our cannabidiol, naloxone, dronabinol, buprenorphine, and epinephrine programs. As of September 30, 2018, we had 53 full-time research and development personnel as compared to 60 full-time research and development personnel at September 30, 2017. We expect research and development expenses to fluctuate with the timing of our planned preclinical studies and clinical trials for our product candidates. We determine which research and development projects to pursue, as well as the level of funding available for each project, based on the scientific, preclinical and clinical results of each product candidate, as well as the related regulatory action and the risk adjusted economic benefit to the Company.

The following table provides a breakdown of our research and development expenses during the nine months ended September 30, 2018 and 2017 (in millions):

	Nine Months Ended
	September 30,
	2018	2017
Cannabidiol	$15.8	$10.4
Buprenorphine	0.5	6.8
Fentanyl	0.2	2.6
Epinephrine	0.8	0.6
Naloxone	3.6	0.9
Dronabinol	3.8	2.2
Buprenorphine/Naloxone	0.9	0.8
Internal research and development costs	16.8	20.1
Other	0.8	2.2
Total research and development expenses	$43.2	$46.6

General and Administrative Expenses

Our general and administrative expenses consist primarily of:

•	salaries and related costs for personnel in executive, finance, accounting, human resources, information technology and business development;
•	regulatory fees for commercialized products;
•	insurance premiums;
•	fees for investor relations service and internal support functions;
•	facility costs not otherwise included in research and development expenses; and
•	professional fees for consulting and accounting services.

As of September 30, 2018 and 2017, we had 53 full-time general and administrative personnel. We expect general and administrative expense to fluctuate with market changes.

Legal Expenses

Our legal expenses consist primarily of salaries and related costs for legal personnel and professional fees for legal services.  We expect legal expense to fluctuate due to timing of litigation and legal defense activities. See “Factors Affecting Our Performance – Legal Expenses” for additional information.

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

During the three months ended September 30, 2018, we identified an error related to the accounting for the uncertain income tax positions in 2017. We assessed the materiality of these errors on our prior annual financial statements, assessing materiality both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and SAB No. 108 and concluded that the errors were not material to our audited financial statements for the year ended December 31, 2017, the unaudited condensed consolidated financial statements for any of the quarterly periods within the year ended December 31, 2017, nor to the quarterly periods ended March 31, 2018 and June 30, 2018. However, the impact of these errors was material to the accompanying unaudited condensed consolidated financial statements. To correctly present uncertain income tax position liabilities, income tax expense (benefit), and net loss per share in the appropriate periods, management revised its previously issued consolidated balance sheet and statement of stockholders’ equity as of December 31, 2017, the consolidated statement of operations and comprehensive loss for the year ended December 31, 2017, the unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2017, and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2017. See Note 1, Nature of Business and Basis of Presentation, of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information.

Significant Accounting Policies and Estimates

Significant changes to our accounting policies as a result of adopting ASC Topic 606 are discussed in Note 1 and Note 2 of the Notes to our Unaudited Condensed Consolidated Financial Statements. Significant changes to our accounting policies as a result of adopting ASU 2018-07 are discussed in Note 1.  There were no other changes in our significant accounting policies and estimates during the nine months ended September 30, 2018, from those set forth in “Note 2, Significant Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations

Comparison of Three Months Ended September 30, 2018 to Three Months Ended September 30, 2017

The following table presents certain selected consolidated financial data for the three months ended September 30, 2018 and 2017, expressed as a percentage of net revenue:

	Three Months Ended
	September 30,
	2018	2017
		(As Revised)
Net revenue	100.0%	100.0%
Cost of revenue	13.0	24.4
Gross profit	87.0	75.6
Operating expenses:
Sales and marketing	40.1	41.8
Research and development	78.8	63.7
General and administrative	48.5	36.9
Legal	87.3	14.4
Charges related to litigation award and settlements	0.2	491.9
Total operating expenses	254.9	648.7
Operating loss	(167.9)	(573.1)
Other income:
Interest income	2.6	1.7
Other income (expense), net	—	(0.3)
Total other income	2.6	1.4
Loss before income taxes	(165.3)	(571.7)
Income tax expense (benefit)	0.9	(29.5)
Net loss	(166.2)%	(542.2)%

Net Revenue. Net revenue decreased $12.4 million, or 40.4%, to $18.3 million for the three months ended September 30, 2018, compared to $30.7 million for the three months ended September 30, 2017. The decrease in net revenue was primarily attributable to a 49.4% decrease in SUBSYS® shipments to our customers for the three months ended September 30, 2018 primarily due to reduced demand for SUBSYS®, as compared to the three months ended September 30, 2017, partially offset by a 7.3% increase in net sales price due to changes in mix of prescribed dosages and changes in provisions for wholesaler discounts, patient discounts, rebates, and returns, as well as price increases in August 2017 and January 2018. Provisions for patient discounts, wholesaler discounts, rebates, and returns were $1.1 million, $2.1 million, $4.2 million, and $1.8 million, respectively, for the three months ended September 30, 2018, compared to $1.9 million, $3.5 million, $7.2 million, and $5.6 million, respectively, for the three months ended September 30, 2017. The decrease in product sales allowances was primarily attributable to lower sales of SUBSYS® and a decrease in product returns during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. As described in “Factors Affecting Our Performance”, the continuing sensitivity by some health care professionals to prescribe, and pharmacies to dispense, opioids, scrutiny by third-party payers and governmental agencies, ongoing state and federal investigations, and media reports related thereto, will likely result in our inability to grow full-year SUBSYS® revenue for the remainder of 2018 when compared to 2017. In addition, for the same reasons, we anticipate that we will experience future declines in SUBSYS® revenue for the remainder of 2018 when compared to prior quarters in 2017.

Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue decreased $5.1 million to $2.4 million for the three months ended September 30, 2018, compared to $7.5 million for the three months ended September 30, 2017. The decrease in cost of revenue was primarily attributable to the decrease in sales of SUBSYS® during the three months ended September 30, 2018. Gross profit decreased $7.2 million to $16.0 million for the three months ended September 30, 2018, compared to $23.2 million for the three months ended September 30, 2017, due primarily to the decrease in sales of SUBSYS®. Gross margin for the three months ended September 30, 2018 was approximately 87% compared to approximately 76% for the three months ended September 30, 2017. The increase in gross margin was primarily due to a decrease in product returns and excess and obsolete inventory reserves.

Sales and Marketing Expense. Sales and marketing expense decreased $5.4 million to $7.4 million for the three months ended September 30, 2018, compared to $12.8 million for the three months ended September 30, 2017. The decrease in sales and marketing expense was primarily due to lower sales of SUBSYS® and decreases in personnel costs resulting from the headcount reductions and role consolidations in July 2018 as a part of our cost savings initiatives.

Research and Development Expense. Research and development expense decreased $5.1 million to $14.5 million for the three months ended September 30, 2018, compared to $19.6 million for the three months ended September 30, 2017. The decrease in research and development expense was primarily due to timing of clinical and development expenses and decreases in personnel costs.

General and Administrative Expense. General and administrative expense decreased $2.4 million to $8.9 million for the three months ended September 30, 2018, compared to $11.3 million for three months ended September 30, 2017.  The decrease in general and administrative expense was primarily due to a decrease in stock-based compensation costs.

Legal Expense. Legal expense increased $11.6 million to $16.0 million for the three months ended September 30, 2018, compared to $4.4 million for the three months ended September 30, 2017.  The increase was due to increases in legal expense incurred in connection with various ongoing government investigations and prosecutions of our former employees, and other legal proceedings.  See “Factors Affecting our Performance – Legal Expenses” for additional information.

Charges Related to Litigation Award and Settlements. There were no material charges related to litigation award and settlements for the three months ended September 30, 2018. Charges related to litigation award and settlements for the three months ended September 30, 2017 represent an accrual of $150.0 million in connection with the DOJ Investigation and interest expense of $0.8 million in connection with the settlement with Dr. Kottayil.  See Note 7, Commitments and Contingencies, of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information.

Income Tax Expense (Benefit). Income tax expense was $0.2 million for the three months ended September 30, 2018, representing an effective tax rate of (0.5)%, as compared to a benefit of $(9.0) million for the three months ended September 30, 2017, representing an effective tax rate of 5.2%. The change in the effective rate for the period ended September 30, 2018, compared with the same period in the previous year, was primarily due to the full valuation allowance in the three months ended September 30, 2018. As of September 30, 2018, we had approximately $76.0 million of federal NOLs, and $272.9 million of state NOLs.

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

We had unrecognized tax benefits of approximately $8.0 million as of September 30, 2018, primarily associated with tax positions taken in prior years. No significant penalties and approximately $1.0 million of interest are included in income taxes and accounted for on the balance sheet related to unrecognized tax positions.

Comparison of Nine Months Ended September 30, 2018 to Nine Months Ended September 30, 2017

The following table presents certain selected consolidated financial data for the nine months ended September 30, 2018 and 2017, expressed as a percentage of net revenue:

	Nine Months Ended
	September 30,
	2018	2017
		(As Revised)
Net revenue	100.0%	100.0%
Cost of revenue	12.4	14.7
Gross profit	87.6	85.3
Operating expenses:
Sales and marketing	38.8	38.3
Research and development	65.8	42.7
General and administrative	44.6	29.1
Legal	57.0	14.7
Charges related to litigation award and settlements	1.2	142.2
Total operating expenses	207.4	267.0
Operating loss	(119.8)	(181.7)
Other income:
Interest income	2.2	1.3
Other income (expense), net	(0.7)	—
Total other income	1.5	1.3
Loss before income taxes	(118.3)	(180.4)
Income tax expense (benefit)	0.7	(14.7)
Net loss	(119.0)%	(165.7)%

Net Revenue. Net revenue decreased $43.5 million, or 39.8%, to $65.7 million for the nine months ended September 30, 2018, compared to $109.2 million for the nine months ended September 30, 2017. The decrease in net revenue was primarily attributable to a 43.0% decrease in SUBSYS® shipments to our customers for the nine months ended September 30, 2018 primarily due to reduced demand for SUBSYS®, as compared to the nine months ended September 30, 2017, and a 1.1% decrease in net sales price due to changes in mix of prescribed dosages and changes in provisions for wholesaler discounts, patient discounts, rebates, and returns, partially offset by price increases in August 2017 and January 2018. Provisions for patient discounts, wholesaler discounts, rebates, and returns were $3.9 million, $7.7 million, $16.6 million, and $10.0 million, respectively, or for the nine months ended September 30, 2018, compared to $8.9 million, $11.2 million, $23.1 million, and $6.6 million, respectively, for the nine months ended September 30, 2017. The decrease in product sales allowances (other than for product returns) was primarily attributable to lower sales of SUBSYS® during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, partially offset by a $3.4 million increase in product returns. As described in “Factors Affecting Our Performance”, the continuing sensitivity by some health care professionals to prescribe, and pharmacies to dispense, opioids, scrutiny by third-party payers and governmental agencies, ongoing state and federal investigations, and media reports related thereto, will likely result in our inability to grow full-year SUBSYS® revenue for the remainder of 2018 when compared to 2017. In addition, for the same reasons, we anticipate that we will experience future declines in SUBSYS® revenue for the remainder of 2018 when compared to prior quarters in 2017.

Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue decreased $7.8 million to $8.2 million for the nine months ended September 30, 2018, compared to $16.0 million for the nine months ended September 30, 2017. The decrease in cost of revenue was primarily attributable to the decrease in sales of SUBSYS® during the nine months ended September 30, 2018. Gross profit decreased $35.7 million to $57.5 million for the nine months ended September 30, 2018, compared to $93.2 million for the nine months ended September 30, 2017, due primarily to the decrease in sales of SUBSYS®. Gross margin for the nine months ended September 30, 2018 was 88%, compared to approximately 85% for the nine months ended September 30, 2017.

Sales and Marketing Expense. Sales and marketing expense decreased $16.3 million to $25.5 million for the nine months ended September 30, 2018, compared to $41.8 million for the nine months ended September 30, 2017. The decrease in sales and marketing expense was primarily due to lower sales of SUBSYS® and decreases in personnel costs resulting from the headcount reductions and role consolidations in July 2018 as a part of our cost savings initiatives.

Research and Development Expense. Research and development expense decreased $3.4 million to $43.2 million for the nine months ended September 30, 2018, compared to $46.6 million for the nine months ended September 30, 2017. The decrease in research and development expense was primarily due to timing of clinical and development expenses and decreases in personnel costs.

General and Administrative Expense. General and administrative expense decreased $2.6 million to $29.3 million for the nine months ended September 30, 2018, compared to $31.9 million for the nine months ended September 30, 2017. The decrease in general and administrative expense was primarily due to a decrease in stock-based compensation costs.

Legal Expense. Legal expense increased $21.5 million to $37.5 million for the nine months ended September 30, 2018, compared to $16.0 million for the nine months ended September 30, 2017.  The increase was due to increases in legal expense incurred in connection with various ongoing government investigations and prosecutions of our former employees, and other legal proceedings. See “Factors Affecting our Performance – Legal Expenses” for additional information.

Charges Related to Litigation Award and Settlements. Charges related to litigation award and settlements for the nine months ended September 30, 2018 were $0.8 million. Charges related to litigation award and settlements for the nine months ended September 30, 2017 represent an accrual of $150.0 million in connection with the DOJ Investigation, $4.5 million in connection with the investigation by the State of Illinois, and interest expense of $0.8 million in connection with the settlement with Dr. Kottayil.  See Note 7, Commitments and Contingencies, of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information.

Income Tax Expense (Benefit). Income tax expense was $0.5 million for the nine months ended September 30, 2018, representing an effective tax rate of (0.6)%, as compared to a benefit of $(16.1) million for the nine months ended September 30, 2017, representing an effective tax rate of 8.2%. The change in the effective rate for the period ended September 30, 2018, compared with the same period in the previous year was primarily due to the full valuation allowance in the nine months ended September 30, 2018. As of September 30, 2018, we had approximately $76.0 million of federal NOLs, and $272.9 million of state NOLs.

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

We had unrecognized tax benefits of approximately $8.0 million as of September 30, 2018, primarily associated with tax positions taken in prior years. No significant penalties and approximately $1.0 million of interest are included in income taxes and accounted for on the balance sheet related to unrecognized tax positions.

Liquidity and Capital Resources

Sources of Liquidity

Current operations are financed principally with existing cash on hand, investments in marketable securities and cash flows from operations.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in millions):

	Nine Months Ended
	September 30,
	2018	2017
		(As Revised)
Net cash used in operating activities	$(48.7)	$(49.4)
Net cash provided by (used in) investing activities	35.7	(23.8)
Net cash provided by financing activities	1.8	4.4
Net decrease in cash and cash equivalents	(11.2)	(68.8)
Cash and cash equivalents, beginning of period	32.0	104.6
Cash and cash equivalents, end of period	$20.8	$35.8

Cash Flows from Operating Activities. Net cash used in operating activities was $48.7 million and $49.4 million for the nine months ended September 30, 2018 and 2017, respectively. The net cash used during the nine months ended September 30, 2018 primarily reflects the net loss for the period driven by a reduction in SUBSYS® net sales, adjusted in part by depreciation and amortization, stock-based compensation expense, and an impairment loss on property and equipment. The net cash used during the nine months ended September 30, 2017 primarily reflects the net loss for the period driven by a reduction in SUBSYS® net sales, adjusted in part by depreciation and amortization and stock-based compensation expense, and is also impacted by changes in working capital and payments in connection with the settlement of the investigations by the States of New Hampshire and Illinois, and the settlement with Dr. Kottayil.

Cash Flows from Investing Activities. Net cash provided by investing activities was $35.7 million for the nine months ended September 30, 2018, and consists primarily of the net sale and maturity of investments, partially offset by purchases of property and equipment. Net cash used in investing activities of $23.8 million for the nine months ended September 30, 2017 consists primarily of the purchase of investments and property and equipment.

Cash Flows from Financing Activities. Net cash provided by financing activities was $1.8 million and $4.4 million for the nine months ended September 30, 2018 and 2017. During the nine months ended September 30, 2018, we received proceeds from the exercise of stock options of $1.1 million and proceeds from shares issued under our employee stock purchase plan of $0.7 million. During the nine months ended September 30, 2017, we received proceeds from the exercise of stock options of $3.6 million and proceeds from shares issued under our employee stock purchase plan of $0.8 million.

We invoice pharmaceutical wholesalers and specialty pharmaceutical retailers upon delivery of SUBSYS® and SYNDROS®. To date, our customers have typically paid us 30 to 60 days from their applicable invoice dates.

Our cash flows for 2018 and beyond will depend on a variety of factors, including sales of SUBSYS® and SYNDROS®, regulatory approvals, investments in manufacturing and production, capital equipment, research and development, general and administrative expenses, strategic alternatives related to our opioid-related assets, and legal costs and expenses associated with litigation proceedings and settlements.

Funding Requirements

We believe that our cash and cash equivalents and investments, together with interest thereon, will be sufficient to fund our operations for at least the next 12 months from the issuance date of these unaudited condensed consolidated financial statements. As our research and development activities mature and develop over the next several years, the Company will likely require substantial additional funds to continue such activities, depending upon events that are difficult to predict at this time. In addition, as the Company continues to contend with existing litigation (and resolve such proceedings as appropriate) and fund other legal expenses related to our former employees, we may require additional funding.   In this regard, management’s plans, in order to meet any additional operating cash flow requirements, include the pursuit of potential strategic alternatives related to our opioid-related assets, as well as financing activities such as public offerings and private placements of our common stock, preferred stock offerings, and issuances of debt and convertible debt instruments.

In the ordinary course of business, we are involved in litigation, claims, government inquiries, investigations, charges and proceedings. Refer to Note 7, Commitments and Contingencies, to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The legal fees and expenses required to successfully defend ourselves and our former executives against pending and future litigation, criminal trials and investigations has, and will likely continue to, materially impact cash flows. In addition, the uncertainty of the timing of a final settlement with the DOJ (and the payments associated therewith), will likely impact our liquidity and may require us to sell investments before the recovery of their amortized cost basis or raise capital at potentially unfavorable terms or rates, particularly when aggregated with other potential state and multi-district litigation investigation settlements that may occur in the future, as well as potential future settlements related to ongoing litigation with insurance payers or other third parties.

Because of the numerous risks and uncertainties associated with the commercialization of SUBSYS®, SYNDROS® and the development of our other product candidates, outcomes of litigation or liabilities for indemnification, and the pursuit of strategic alternatives related to our opioid-related assets discussed elsewhere in this quarterly report, we are unable to predict the amounts of increased capital outlays and operating expenditures associated with our current anticipated product introduction, clinical trials and preclinical studies. The timing and amounts of our funding requirements will depend on numerous factors, including but not limited to:

•	the levels and mix of our product sales;
•	the rates of progress, costs and outcomes of our clinical trials and other product development programs, including product candidates that we may develop, in-license or acquire;
•	regulatory approvals, DEA classifications and other regulatory related events;
•	personnel, facilities, equipment and other similar requirements;
•	costs of operating as a public company;
•	indemnification obligations for former executives;
•	the effects of competing technological and market developments;
•	costs associated with litigation and government investigations, including any settlement amounts;
•	costs and judgements of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with our product candidates;
•	our ability to divest, acquire, or in-license products and product candidates, technologies or businesses; and
•	terms and timing of any additional collaborative, licensing, co-promotion or other arrangements that we may establish.

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

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

Recently Adopted Accounting Pronouncements

Refer to Note 1 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2018, $13.6 million of our cash equivalent investments was in money market securities that are reflected as cash equivalents because all original maturities are within 90 days. Money market securities may consist of commercial paper, Federal agency discount notes and money market funds. We believe our interest rate risk with respect to these investments is limited due to the short-term duration of these arrangements and the yields earned, which approximate current interest rates.

Our policy for our short-term and long-term investments is to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. Our investment portfolio, consisting of fixed income securities that we hold on an available-for-sale basis, was approximately $94.0 million as of September 30, 2018, and $136.4 million as of December 31, 2017. These securities, like all fixed income instruments, are subject to interest rate risk and would likely decline in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase.

The following table provides information about our available-for-sale securities that are sensitive to changes in interest rates. We have aggregated our available-for-sale securities for presentation purposes since they are all very similar in nature (dollar amounts in millions):

Interest Rate Sensitivity

Principal Amount by Expected Maturity as of September 30, 2018

	Remainder of 2018	2019	2020	2021	2022	Thereafter
CD's and Available-for-sale securities	$30.2	$55.5	$8.0	$—	$—	$0.3
Weighted-average yield rate	0.73%	1.39%	0.22%	—	—	0.01%

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

You should carefully consider the risks described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, as well as other factors discussed herein under “Forward-Looking Statements” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein. Below we have provided material updates and changes to our risk factors disclosed in Part I, Item 1A, in our Annual Report on Form 10-K.

Our principal stockholder has placed his shares in an independently controlled trust and depending upon the results of his criminal trial in 2019, his ownership stake may be subject to forfeiture or compelled divestiture.

Effective as of February 27, 2018, our company entered into a voting trust agreement with Dr. John N. Kapoor (“Kapoor”) (and certain of his beneficiaries) and an independent trustee.  During the term of this voting trust, Kapoor (and certain of his beneficiaries) will not have control over voting decisions (except under limited circumstances) over the shares of the Company’s common stock beneficially owned by Kapoor and the beneficiaries.  As of the effective date of the voting trust agreement, the shares subject to the trust represented approximately 59% of the outstanding shares of common stock of the Company. Until the voting trust agreement is terminated, the shares subject to the trust shall generally be voted on any matter by the trustee as directed by an independent voting committee (the “Voting Committee”) whose members meet certain independence standards with respect to Kapoor.  If at any time the shares subject to the trust represent less than 40% of the outstanding shares of common stock of the Company, such shares shall be voted on any matter by the trustee in the same proportion that the shares of the Company’s common stock that are not subject to the trust are voted on such matter, which is commonly referred to as “mirror voting.”

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

The existence and nature of this voting trust could be viewed negatively by third parties and have a negative impact on our stock price. Moreover, if Kapoor’s ownership falls below 40% of the outstanding shares and the shares subject to the trust are now subject to “mirror voting,” it is possible that a group of shareholders representing a relatively small percentage of ownership in the company could work together to effectively control key decisions. Finally, in the event of Kapoor’s passing, we cannot assure you as to how these shares will be distributed and subsequently voted.

In addition, Kapoor is currently in the midst of a criminal trial as result of his indictment on or about October 26, 2017 by the U.S. Attorney’s Office for the District of Massachusetts, as superseded on September 11, 2018 by a second superseding indictment.  This indictment provides that upon conviction, the government could seek forfeiture of Kapoor’s ownership interest in the Company.  Furthermore, depending upon the outcome of the trial, mandatory or permissive exclusion under OIG rules and regulations may prevent Kapoor from participating in government programs which would result in a requirement by OIG for Kapoor to divest his ownership in the Company.  Finally, depending upon the outcome of the trial, NASDAQ could require Kapoor to divest his ownership in order for the Company to continue to be listed on the exchange.

If we fail to finalize our agreement in principle with the DOJ or comply with the final terms contained in the final written agreements with the DOJ and OIG, our results of operations and financial condition will be materially and adversely affected.  In addition, even if we finalize such documentation with the federal government, the additional costs and burden to comply with the terms of such documents and the risks that exist if we fail to comply with such documents, such as exclusion from federal health care programs, are significant and present significant risk to our company. Finally, we will also have additional financial payments and requirements associated with settlements with state authorities and offices of attorneys general which will result in significant costs and burdens for our company.

On August 8, 2018, we announced that we reached an agreement in principle with the DOJ to settle the DOJ’s civil and criminal investigation into inappropriate sales and commercial practices by some former company employees.  This agreement in principle is subject to the negotiation of final settlement documents with the government which will include other material non-financial terms and conditions which will also be subject to negotiation including criminal pleas by our subsidiary related to the actions of our former employees.

Once executed, these agreements will require cooperation with the federal government’s prosecutions, enhancements to our compliance program, fulfillment of reporting and monitoring obligations, and management certifications, among other requirements.  In addition, compliance with the terms of these agreements will impose additional costs and burdens on us, including in the form of employee training, third party reviews, compliance monitoring, reporting obligations and management attention. More importantly, if we fail to comply with the final agreement with DOJ and OIG, the DOJ or OIG may impose substantial monetary penalties or exclude us from federal healthcare programs, including Medicare, Medicaid or the VA, which would have a material adverse effect on our business, financial condition and results of operations.  Furthermore, we will also have additional financial payments and requirements associated with settlements with state authorities and offices of state attorneys general which will result in significant costs and burdens for our company and we may be subject to new and unanticipated third-party claims and shareholder lawsuits in connection with all of these settlements with governmental authorities.

Annual DEA quotas on the amount of dronabinol and CBD allowed to be produced in the United States and our specific allocation of dronabinol and CBD by the DEA could significantly limit the production of SYNDROS® and our CBD product candidates for which we seek to obtain regulatory approval as well as significantly delay the clinical development of our CBD product candidates.

Dronabinol and CBD are subject to the DEA’s production and procurement quota scheme. The DEA establishes annually an aggregate quota for the amount of dronabinol and CBD that may be produced in the United States based on the DEA’s estimate of the quantity needed to meet legitimate scientific and medicinal needs. This limited aggregate amount of dronabinol and CBD that the DEA allows to be produced in the United States each year is allocated among individual companies, who must submit applications annually to the DEA for individual production and procurement quotas. We are required to obtain an annual quota from the DEA in order to manufacture and produce dronabinol and CBD. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year and has substantial discretion in deciding whether or not to make such adjustments. In the future, we may need additional amounts of dronabinol and CBD to implement our business plan and there is no certainty we will receive what we believe is the appropriate adjustments to our quotas.  In addition, compliance with DEA quota requirements and restrictions can be complicated and, like any regulation, are subject to interpretations of the DEA’s rules and regulations that may not always be clear.  Ultimately, if we fail to stay with DEA quota guidelines we could be subject to potential actions by DEA including but not limited to fines, future restrictions and/or loss of registration.  See “Factors Affecting Our Performance - Product Development and Related Regulatory Processes” for additional information.

We face potential exposure on various fronts, including securities class actions and derivative cases, as well as product and other liability exposure, and our existing and future insurance coverage may be inadequate to cover any successful claims brought against us, or settlements which we choose to resolve, which could result in substantial liability that could materially and adversely affect our financial condition and results of operations.

All of the activities of our organization, including our board of directors’ oversight of management, the commercial use of our products, including any prior misdeeds of our former employees, and the clinical use of our product candidates expose us to the risk of liability claims and government sanctions and penalties. These risks are often varied and difficult to predict even in situations where we have continuing and protracted litigation since such litigation inherently unpredictable.  For instance, our company and board of directors currently face several securities class action and derivative cases and our directors and officers (“D&O”) insurance carrier has disputed the policy period into which certain matters should be placed or, in some instances, whether their policy applies.

In addition, because SUBSYS® is an opioid, we face significant risk of product liability for this product even though this product is approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA. Our products and product candidates are designed to affect important bodily functions and processes, but side effects, manufacturing defects, misuse or abuse associated with SUBSYS®, SYNDROS®, or our product candidates could result in injury to a patient or even death. For example, because our sublingual spray technology is designed to be self-administered by patients, it is possible that a patient could fail to follow instructions and as a result apply a dose in a manner that results in injury or death. In addition, SUBSYS® is an opioid pain reliever that contains fentanyl, and SYNDROS® is a synthetic cannabinoid, which are both regulated “controlled substances” under the CSA and could result in harm to patients relating to its potential for abuse. In addition, a liability claim may be brought against us even if our products or product candidates merely appear to have caused an injury or because our commercial activities are alleged to have impaired a prescriber’s ability to independently act in the best interest of the patient. Product liability claims may be brought against us by consumers, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with our products or product candidates, among others. If we cannot successfully defend ourselves against product liability claims, we will incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in:

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

Finally, we face other legal challenges for which we may not have any insurance coverage at all and which may entail settlement payments or litigation judgments that could individually, or in the aggregate, have a materially adverse effect on our financial condition and results of operations. For instance, we have disputes with insurance carriers regarding claims of insurance fraud by our former employees and we have investigations by federal and state governmental authorities for the alleged prior misconduct of our former employees.

With the assistance of a reputable and prominent insurance broker, we have attempted to maintain insurance coverage for our organization, which we believed to have appropriate aggregate coverage limits consistent with market practice at the time we obtained coverage. We also carry excess product liability insurance coverage that was determined to be appropriate. However, identifying appropriate coverage is difficult to manage and to predict and it is likely our historic and future insurance coverage will not be sufficient to cover all of our expenses or losses related to existing claims and cover us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and has provisions that limit that coverage under certain circumstances that may apply to our company. For instance, as a result of the risks associated with marketing opioids, particularly as a result of the opioid epidemic, many insurance companies are limiting or eliminating certain policy coverage of opioids.  In addition, in the future, we may not be able to maintain insurance coverage at a reasonable cost, in sufficient amounts or upon adequate terms to protect us against losses due to, among other things, the challenges we have had with respect to the commercial activities of former employees and the past legal actions that our company has endured or may endure in the future. If we determine that it is prudent to increase our product liability coverage, we may be unable to obtain this increased product liability insurance on commercially reasonable terms or at all and insurance providers are increasingly putting limitations around coverage of opioid products and may not be willing to issue coverage at all. Large judgments have been awarded in class action, multi-district, and individual lawsuits related to opioids and we anticipate that significant judgements or settlements will occur in the future. A large successful product liability claim, or a series of smaller successful claims, brought against us could cause our stock price to decline and, if judgments or settlements exceed our insurance coverage or result in significant dollar amounts, could decrease our cash and have a material adverse effect our business, results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Insys Therapeutics, Inc. (1)

3.2	Amended and Restated Bylaws of Insys Therapeutics, Inc. (2)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (3)

4.1	Form of Common Stock Certificate of Registrant (4)

4.2	Rights Agreement, dated August 15, 2014 between Insys Therapeutics, Inc. and Computershare Trust Company, N.A. (5)
10.1+	Employment Agreement dated October 10, 2018 for Mark E. Nance, Chief Legal Officer and General Counsel (6)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32

Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, and incorporated herein by reference.
(2)	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 9, 2016, and incorporated herein by reference.
(3)	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 18, 2014, and incorporated herein by reference.
(4)	Previously filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, and incorporated herein by reference.
(5)	Previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 18, 2014, and incorporated herein by reference.
(6)	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 11, 2018.

+     Management contract or compensatory plan or arrangement.

INSYS THERAPEUTICS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSYS THERAPEUTICS, INC.

Dated: November 9, 2018	By:	/s/ Saeed Motahari
Saeed Motahari
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Andrew G. Long
Andrew G. Long
Chief Financial Officer
(Principal Financial and Accounting Officer)