Form 10-K/A
period 2018-12-31
Insys Therapeutics, Inc.
filed 2019-04-30
CIK 1516479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

There were 75,917,680 shares of the registrant’s common stock issued and outstanding as of April 23, 2019.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, originally filed on March 13, 2019 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing, as we do not intend to file a definitive proxy statement for our annual meeting of stockholders within 120 days of the end of our fiscal year ended December 31, 2018. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission (the “SEC”), we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Management

The following table sets forth certain information regarding our executive officers and directors as of April 15, 2019:

Name	Age	Position(s)
Andrew G. Long(2)(4)	54	Chief Executive Officer and Director
Andrece Housley(5)	51	Chief Financial Officer
Mark Nance	51	Chief Legal Officer and General Counsel
Steven Meyer(1)	62	Chairman of the Board of Directors
Pierre Lapalme(2)	78	Director
Vaseem Mahboob(3)	49	Director
Rohit Vishnoi(2)	58	Director
Trudy Vanhove(3)	53	Director
Elizabeth Bohlen(1)	50	Director

(1)	Class I director
(2)	Class II director
(3)	Class III director
(4)	Mr. Long was appointed as Chief Executive Officer of the Company, effective April 14, 2019, and was appointed as a director of the Company, effective April 17, 2019.
(5)	Ms. Housley was appointed as Chief Financial Officer of the Company, effective April 14, 2019.

Andrew G. Long previously served as our Chief Financial Officer since August 2017.  He has more than three decades of experience in the life sciences, bio-pharma, and industrial sectors. Prior to joining the Company, he previously served as senior vice president of Global Finance at Patheon, a pharmaceutical company, from 2015 to 2017, where he worked on a number of initiatives leading up to Patheon’s initial public offering.  Prior to working at Patheon, Mr. Long spent nine years as vice president of Finance for multiple divisions at Thermo Fisher Scientific. He previously spent five years leading the global finance and supply chain functions for the BioScience Division of Cambrex Corporation. Previously, Mr. Long also spent almost a decade building his financial expertise in various roles at Abbott Laboratories.  Mr. Long received his M.B.A. from the Kellogg School of Business at Northwestern University and earned his undergraduate degree in finance from Indiana University. We believe that Mr. Long has the finance and experience in the life science and bio-pharma industries which qualifies him to serve as our Chief Executive Officer.

Andrece Housley previously served as our Corporate Controller since January 2018, after initially joining the Company in 2016 as the director of SEC Reporting. Prior to joining the Company, she previously worked as an audit senior manager at Deloitte, from 1999 to 2016, where she served various clients in the healthcare, manufacturing, and retail industries.  Ms. Housley received her undergraduate degree in accounting from California State University, Fresno.  We believe that Ms. Housley has the public company accounting and auditing experience which qualifies her to serve as our Chief Financial Officer.

Mark Nance has served as our Chief Legal Officer and General Counsel since October 2018. Previously Mr. Nance was at Mylan N.V., where he served for five years as Senior Vice President and Global General Counsel. Prior to joining Mylan in 2012, he was the General Counsel of General Electric Company’s pharmaceutical and life sciences businesses, which specialize in diagnostic pharmaceuticals and other high value diagnostic and analytic technologies.  Mr. Nance graduated from the University of Missouri and was commissioned an officer in the United States Marine Corps where he served globally in various roles for several years. He then attended Cornell Law School and upon graduation entered private practice with a large law firm concentrating on mergers and acquisitions and securities work. Mr. Nance has also served in the Office of Policy Planning of the United States Federal Trade Commission focusing on areas of technology and antitrust policy and for seven years as a founding member of the U.S. National Science Advisory Board for Biosecurity. We believe that Mr. Nance has an extensive and multi-disciplinary legal background conducive to various legal needs of our growing and evolving company and which qualifies him to serve as our General Counsel.

Steven Meyer has served on our Board of Directors (the “Board”) since November 2010 and has served as our Chairman of the Board since January 9, 2017. From August 2007 until November 2010, Mr. Meyer served as a director of Insys Pharma.  Mr. Meyer has served as a director of Akorn, Inc., a publicly traded specialty pharmaceutical company, since June 2009.  Since 2005, Mr. Meyer has served as the chief financial officer of JVM Realty, a private investment firm specializing in the acquisition, re-positioning and management of real estate for investors. Prior to that, Mr. Meyer was employed by Baxter International Incorporated, a global healthcare company that provides renal and hospital products. Mr. Meyer served as the corporate treasurer and international controller and vice president of Global Operations during a 23-year career at Baxter International, Inc.  Mr. Meyer earned his MBA in finance and accounting from the Kellogg Graduate School of Management at Northwestern University and his B.A. in Economics from the University of Illinois in Champaign-Urbana. He is an Illinois Certified Public Accountant.  We believe that Mr. Meyer’s management experience and his knowledge of the finance and healthcare industries give him a valuable understanding of our industry which qualifies him to serve as Chairman of the Board.

Pierre Lapalme has served on our Board since March 2011. From December 2013 to December 2018, Mr. Lapalme served as chairman of the board of Pediapharm Inc. (now known as Medexus Pharmaceuticals, Inc.), a publicly traded pharmaceutical company traded on the Toronto Stock Exchange.  From January 2004 to June 2016, Mr. Lapalme served on the board of directors of BioMarin Pharmaceutical Inc., a publicly traded pharmaceutical company.  From August 2004 until January 2015, Mr. Lapalme served as chairman of the board of directors of BioMarin Pharmaceutical Inc.  From 2009 to 2016, Mr. Lapalme served on the board of directors of Aeterna Zentaris, Inc., a biopharmaceutical company publicly traded on the Toronto Stock Exchange.  From 1995 until his retirement in 2003, he served as the president and chief executive officer of North America Ethypharm, Inc., a drug delivery company. Throughout his career, Mr. Lapalme held numerous senior management positions in the pharmaceutical industry, including chief executive officer and chairman of the board of Rhône-Poulenc Pharmaceuticals, Inc., in Canada, from 1979 to 1994, and senior vice president and general manager of North America Ethicals, a division of Rhône-Poulenc Rorer, Inc. (now known as Sanofi) where he oversaw the development of the ethical pharmaceutical business in the United States, Canada, Mexico and Central America. Mr. Lapalme served on the board of the National Pharmaceutical Council and was a board member of the Pharmaceutical Manufacturers Association of Canada, where he played a leading role in reinstituting certain patent protection for pharmaceuticals. Mr. Lapalme also previously served on the board of directors of two other public companies: Sciele Pharmaceuticals Inc. from 2000 to 2008 and Bioxel Pharma from 2004 to 2009. He also served on the board of two private biotech companies. Mr. Lapalme studied at the University of Western Ontario and INSEAD France. We believe that Mr. Lapalme’s experience in the pharmaceutical industry gives him a valuable understanding of our industry which qualifies him to serve as a member of our Board.

Vaseem Mahboob has served on our Board since January 2018. Mr. Mahboob is the chief financial officer of Endologix, Inc., a medical technologies and device manufacturer. Prior to joining Endologix in October 2015, he served in several financial positions at GE Healthcare, a worldwide leader in medical device development and distribution. His most recent role was chief financial officer of their Global IT business. Prior to this position, he was the chief financial officer of their Eastern and African Emerging Markets, where he oversaw financial operations for medical device distribution sales and service spanning 84 countries and four zones including Russia, Turkey, Middle East and Africa.  Prior to this role, Mr. Mahboob was chief financial officer of GE Healthcare's Global Ultrasound Business, which is the most global and profitable within GE Healthcare. Mr. Mahboob also served as chief financial officer of GE Healthcare's Global Magnetic Resonance (MRI) Business, along with several other global financial leadership positions.  Mr. Mahboob was at GE from 2000 to 2015 in his various capacities.  Mr. Mahboob received a B.A. in Engineering from Bangalore University and a Masters of Business Administration (MBA) in Financial Markets and Institutions & Information Systems from State University of New York, Buffalo, NY.  He is also a graduate of GE's highly regarded internal corporate audit staff where he was a senior audit manager. We believe that Mr. Mahboob’s experience in financial operations and oversight, as well as his medical technologies and medical device industry experience, qualifies him to serve as a member of our Board.

Rohit Vishnoi has served on our Board since May 2017. Dr. Vishnoi has been serving as a member of the board of directors at Outset, a Warburg Pincus portfolio company since 2012.   He has been serving as a member of the board of directors of AVOSET since 2017.  In addition, he serves on the advisory boards for the Biomedical Engineering departments of Northwestern University and University of Illinois at Chicago.  From 2009 to 2015, Dr. Vishnoi served in positions of increasing responsibility at Hospira, a pharmaceutical company. He was the corporate vice president for the Device R&D organization at Hospira where he was responsible for providing strategic and operational direction. He was also a member of the board of directors of the Hospira Foundation.  Prior to joining Hospira, Dr. Vishnoi was the vice president for Global Product Development for the Renal Division at Baxter Healthcare. Over a 20-year career at Baxter, he held positions of increasing responsibility in research and development and general management. Teams he led were the recipients of the Janus de la Santé Award in 2006, the Medical Design Excellence Award in 2005, and the R&D 100 Award for technologically significant product development in 1995. As an inventor, Dr. Vishnoi has been granted eleven design patents.  Dr. Vishnoi received his Masters of Management in Marketing and Finance in 1995 from Northwestern University and his Ph.D. in 1988 from the Rensselaer Polytechnic Institute.  He received his Bachelor of Technology in Electrical Engineering from the Indian Institute of Technology, Kanpur in 1982.  We believe that Dr. Vishnoi’s research and development and general management experience in the pharmaceutical industry qualifies him to serve as a member of our Board.

Trudy Vanhove has served on our Board since April 2018.  Dr. Vanhove has served as Chief Medical Officer at Surrozen since April 2019.  Prior to this position, Dr. Vanhove was the vice president of medical affairs and, subsequently, R&D search and evaluation at Jazz Pharmaceuticals, a pharmaceutical company.  Dr. Vanhove began her career at Abbott Laboratories in 1996. She has more than 20 years of experience in clinical drug development, medical affairs and business development and is the recipient of numerous awards, patents and scholarships and she has contributed to the medical literature as the lead author or a co-author on dozens of peer-reviewed journal articles.  Dr. Vanhove earned an M.D. and a Ph.D. in pharmacology from the Catholic University in Leuven, Belgium. Her education also includes a fellowship in clinical pharmacology at Stanford University and an executive M.B.A. from St. Mary’s College in California.  We believe that Dr. Vanhove’s drug development and clinical experience in the pharmaceutical industry qualifies her to serve as a member of our Board.

Elizabeth Bohlen has served on our Board since August 2018. Ms. Bohlen is the Chief Operating Officer of the Archdiocese of Chicago, where she oversees all administrative functions.  Prior to this position, Ms. Bohlen was a partner at McKinsey & Company, a management consulting company, for 16 years, where she served clients in the retail, consumer and health care industries.  Before joining McKinsey & Company, Ms. Bohlen was an investment officer for Slovak American Enterprise Fund in Bratislava, Slovakia and a financial analyst at the First Boston Corporation (now Credit Suisse), a global investment bank.  Ms. Bohlen holds an MBA from Harvard Business School.  She received her bachelor’s degree in economics from the University of Notre Dame.  We believe that Ms. Bohlen’s background as a management consultant and extensive experience in strategy, marketing, finance and organizational issues qualifies her to serve as a member of our Board.

Audit Committee

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee currently consists of Steven Meyer, Rohit Vishnoi and Vaseem Mahboob.  Mr. Mahboob currently serves as the chair of our Audit Committee.  Our Board has determined that each of the members of our Audit Committee satisfies the NASDAQ Stock Market and SEC independence requirements.

Our Board has determined that Mr. Mahboob qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the NASDAQ Listing Rules. In making this determination, our board has considered Mr. Mahboob’s formal education and the nature and scope of experience that he has previously had with public companies. Further information regarding Mr. Mahboob’s background that qualifies him as an audit committee financial expert is included under the heading “Board of Directors and Management” above.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to employees, officers and directors, including our executive management team, such as our Chief Executive Officer and Chief Financial Officer. This Code of Business Conduct and Ethics is posted on our website at www.insysrx.com (the contents of such website are not incorporated into this proxy statement). We intend to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of the Code of Business Conduct and Ethics by posting such information on our website.

We also have compliance and ethics policies applicable to our employees designed to prevent and detect violations of our Code of Business and Ethics Conduct, as well other internal policies and the law. A major goal of the compliance and ethics program is to promote an organizational culture that encourages ethical conduct and a commitment to compliance with the law. In this regard, we have established avenues for parties external to Insys Therapeutics to raise compliance and ethics concerns with respect to our employees, directors and third parties doing business with the Company. If you have a concern of this nature, you may report it anonymously (or on a non-anonymous basis) by: (1) calling our Compliance Hotline (subject to local legal requirements), telephone number at 855-433-9921 from the U.S. or Puerto Rico; (2) visiting our Compliance Helpline Web–Reporting Tool: https://secure.ethicspoint.com/domain/media/en/gui/33922/index.html; or (3) mailing a note to the Insys Therapeutics compliance director at Insys Therapeutics, Inc., 1333 South Spectrum Blvd, Suite 100, Chandler, AZ 85286.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and any persons who own more than 10% of common stock, to file reports of ownership of, and transactions in, our common stock with the SEC and furnish copies of such reports to us. Based solely on our review of the copies of such forms and amendments thereto furnished to us and written representations that no other such statements were required, we believe that during fiscal year 2018 our officers, directors and any person whom we understand owns more than 10% of our common stock complied with all such requirements, other than one Form 4 for Mr. Vishnoi (reporting two transactions); one Form 4 for Mr. Long (reporting two transactions); one Form 4 for Mr. Motahari (reporting two transactions); one Form 4 for Mr. Lapalme (reporting two transactions); one Form 4 for Mr. Meyer (reporting two transactions); and one Form 4 (reporting two transactions) and one Form 3 for Ms. Vanhove.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation  Overview

Overview

The purpose of this Compensation Overview section is to provide material information about the Company’s compensation philosophy, objectives and other relevant policies and to explain and put into context the material elements of the disclosure that follows in this proxy statement with respect to the compensation of our named executive officers.  During fiscal 2018, the following officers served in the capacity as a named executive officer:

Saeed Motahari	Former President and Chief Executive Officer

Andrew G. Long	Former Chief Financial Officer (1)

Mark Nance	Chief Legal Officer and General Counsel

Franc Del Fosse	Former General Counsel and Corporate Secretary

(1)	Mr. Long was appointed as Chief Executive Officer of the Company, effective April 14, 2019, and was appointed as a director of the Company, effective April 17, 2019.

Compensation Philosophy and Objectives

The objectives of the Company’s executive compensation program are to retain current executive officers, to align the interest of management with our stockholders and to entice qualified individuals to join the Company in executive positions as such positions are created or vacated. Historically, the compensation program of the Company is intended to be a holistic approach where total compensation realized by the executive is considered.

While this section focuses on the compensation of the named executive officers, the philosophy and objectives we discuss are generally applicable to all of the Company’s senior management who are not considered named executive officers.

Implementation of Objectives

It is the duty of the Compensation Committee to review and determine the annual compensation paid to the President and Chief Executive Officer (“CEO”).  The Compensation Committee intends to review the compensation of the Chief Executive Officer at least annually to ensure that it is fair, reasonable and aligned with the Company’s overall objectives.

The Compensation Committee also periodically reviews the general compensation for the Company’s other senior management.  The Compensation Committee traditionally delegates significant responsibility to the CEO for establishing and reviewing the performance of the other named executive officers (and other senior management), appropriate levels and components of compensation, and any other items as the Compensation Committee may request.

Compensation Committee

Our Compensation Committee currently consists of Pierre Lapalme, Dr. Vanhove and Rohit Vishnoi. Dr. Vishnoi currently serves as the chair of our Compensation Committee. Mr. Lapalme, Dr. Vanhove and Dr. Vishnoi are each a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act, an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code and satisfy the NASDAQ Stock Market and SEC independence requirements. The functions of this committee include, among other things:

•	reviewing, modifying and approving (or if it deems appropriate, making recommendations to the full board of directors regarding) our overall compensation strategy and policies;
•	reviewing and approving the compensation and other terms of employment of our executive officers;
•	reviewing and approving performance goals and objectives relevant to the compensation of our executive officers and assessing their performance against these goals and objectives;
•

reviewing and approving (or if it deems it appropriate, making recommendations to the full board of directors regarding) the equity incentive plans, compensation plans and similar programs advisable for us, as well as modifying, amending or terminating existing plans and programs;

•

evaluating risks associated with our compensation policies and practices and assessing whether risks arising from our compensation policies and practices for our employees are reasonably likely to have a material adverse effect on us;

•

reviewing and approving (or if it deems it appropriate, making recommendations to the full board of directors regarding) the type and amount of compensation to be paid or awarded to our non-employee board members;

•

if required, establishing policies with respect to votes by our stockholders to approve on an advisory basis executive compensation as required by Section 14A of the Exchange Act and determining our recommendations regarding the frequency of advisory votes on executive compensation;

•	as appropriate, selecting and receiving advice from compensation consultants, legal counsel and other advisors, only after considering the factors set forth in Section 10C of the Exchange Act;
•	administering our equity incentive plans;
•	establishing policies with respect to equity compensation arrangements;
•	reviewing the competitiveness of our executive compensation programs and evaluating the effectiveness of our compensation policy and strategy in achieving expected benefits to us;
•	reviewing and approving the terms of any employment agreements, severance arrangements, change in control protections and any other compensatory arrangements for our executive officers;
•	reviewing the adequacy of its charter on a periodic basis;
•

reviewing with management and approving our disclosures in the section entitled “Compensation Discussion and Analysis” in our periodic reports or proxy statements to be filed with the SEC, to the extent such section is included in any such report or proxy statement;

•	preparing the Compensation Committee report in our annual proxy statement, to the extent required; and
•	reviewing, discussing, and assessing on an annual basis the performance of the Compensation Committee.

Advisory Vote on the Compensation of the Company’s Named Executive Officers

As disclosed in the Company’s 2016 proxy statement, stockholders voted and approved a proposal at the 2016 annual meeting of stockholders regarding our executive compensation program and policies. Based upon our Compensation Committee’s evaluation of the results of such vote, the Compensation Committee determined that no changes to our executive compensation program and policies for fiscal 2018 compensation were appropriate. The Compensation Committee will continue to consider the outcome of future advisory votes when making future compensation decisions for the named executive officers.

Elements Used to Achieve Compensation Objectives

The principal components of the Company’s compensation program in fiscal 2018 were: (i) base salary, (ii) annual cash bonus; (iii) long-term incentives; and (iv) other benefits.

Base Salary. The Company pays its named executive officers base salaries commensurate with the scope of their job responsibilities, individual experience, performance market benchmarking, and the period of time over which they have performed their duties.  The base salary is typically reviewed annually with adjustments made based upon an analysis of performance but there are no guarantees of base salary adjustments.  The amount of base salary paid to each of the named executive officers during fiscal 2018 is shown in the Summary Compensation Table (“SCT”).

Annual Cash Bonuses. Annual cash bonuses have been typically awarded to named executive officers and each named executive officer does have a target bonus percentage set forth in his employment agreement.  In 2018, in an effort to have annual cash bonuses specifically tied to the achievement of corporate goals that would align management with stockholders, specific corporate goals were considered in connection with bonus payouts as discussed further below.  The amount of cash bonuses paid to each of the named executive officers during fiscal 2018 is shown in the SCT.

Long-Term Incentives. As part of its total compensation philosophy, the Company has used equity incentive compensation in the form of stock option grants and restricted stock units, which are discretionary. Equity incentive compensation is provided to further align individual, company, and stockholder interests. Equity awards are based on the quality and depth of the past and current performance and the potential future contribution and experience of each individual executive. The amount of equity incentive compensation paid to each of the named executive officers during fiscal 2018 is shown in the SCT.

        Other Benefits. The named executive officers participate in employee benefits plans generally available to all full-time employees of the Company on a non-discriminatory basis including medical, dental and vision insurance, an employee stock purchase plan, a 401(k) plan and vacation and sick pay.

Analysis of Fiscal 2018 Compensation Decisions

Base Salary Adjustments. In March 2018, the base salaries of Saeed Motahari and Andrew G. Long were adjusted to $695,250 and $354,000, respectively.  Mr. Del Fosse also received a base salary adjustment to $334,750.

Appointment of New Chief Legal Officer and General Counsel. Effective October 10, 2018, Mark E. Nance became the Company’s new Chief Legal Officer and General Counsel.  In connection with the commencement of his employment, the Compensation Committee of the Board approved: (i) an option grant for 100,000  shares of the Company’s common stock, with such option grant vesting equaling over a 48 month period and priced at the closing price for the Company’s common stock on his first date of employment (subject to such other terms and conditions as set forth in the applicable equity plan and any relevant option agreement accompanying any such option grant); (ii) a grant of 15,000 RSUs, each vesting annually and equally over 36 months priced at the closing price for the Company’s common stock on his first date of employment (subject to such other terms and conditions as set forth in the applicable equity plan and any relevant grant agreement accompanying any such grant); (iii) an annual base salary of $350,000 to be paid consistent with the Company’s payroll policies and protocols; (iv) eligibility of a performance-based, cash bonus, of up to sixty percent (60%) of his base salary at “target” with eligibility to participate in any additional officer incentive program of the Company adopted by the Board and/or the Compensation Committee of the Board that provides for the payment of annual performance-based cash bonuses to the Company’s executive officers.  Any cash bonus earned by Mr. Nance pursuant to any such program will be subject to standard payroll deductions and applicable tax withholdings and must remain employed by the Company as an employee in good standing through the end of the applicable calendar year and the payout date in order to receive the bonus.  Mr. Nance is also entitled to customary benefits such as relocation assistance, health and life insurance and retirement benefits.

Annual Bonus Payouts for 2018. In 2018, annual cash bonus awards for named executive officers were incentive driven based upon business objectives and targets.  In December 2018, the Board approved annual cash bonus payouts for named executive officers at a target level of 50% of target bonus percentage (for Mr. Motahari, 100% of base salary, and for Messrs. Long and Nance, 60% of base salary), with the CEO authorized to make adjustments to individual’s bonuses (other than his own).  Such bonus determinations were made based upon set corporate goals, as discussed further below.  In connection with his deliberations, Mr. Motahari did not adjust Mr. Long’s or Mr. Nance’s bonus in any material way and Mr. Nance’s bonus was prorated for his time in his position.

Prior to a December 2018 board meeting, senior management provided the Board with certain information related to an achievement of 65% of total corporate goals considered in connection with 2018 year-end bonuses.  The following table sets forth a brief description of such goals and the overall percentage achievement related thereto:

Goal	Goal Weighting
ACHIEVE FINANCIAL TARGETS	40%
IMPLEMENT C.I.A. AND RESOLVE LITIGATION	15%
EXECUTE ON KEY PIPELINE PROGRAMS	30%
OPTIMIZE MANUFACTURING WHILE MAINTAINING QUALITY	10%
RETAIN, RECRUIT AND DEVELOP TALENT	5%
Total corporate goal achievement at 65%

Long-Term Incentive Grants in Fiscal 2018.  Mr. Nance received long-term incentive equity grants in connection with the commencement of his employment on October 10, 2018, which consisted of an option grant with respect to 100,000 shares of our common stock and 15,000 RSUs.  On March 5, 2018, our Compensation Committee granted Mr. Motahari an option grant with respect to 64,000 shares of common stock and 16,000 RSUs in conjunction with the Company’s Annual Equity Award Program. In that same meeting, the Compensation Committee also granted Messrs. Long and Del Fosse option grants with respect to 42,400 shares of our common stock and 10,600 RSUs in conjunction with the Company’s Annual Equity Award Program.

Fiscal 2019 Compensation Updates

Payment of Excise Tax in Employment Agreements.  On March 4, 2019, the Compensation Committee approved a resolution to discontinue the practice of the payment of excise taxes to executives as part of an offer of employment or employment agreement going forward.

Appointment of New Chief Executive Officer and New Chief Financial Officer.  On April 14, 2019, Mr. Motahari resigned as President and Chief Executive Officer of the Company, effective immediately. On April 14, 2019, the Board appointed Mr. Long as Chief Executive Officer of the Company, effective immediately. Mr. Long had been serving as Chief Financial Officer of the Company.  In connection with these leadership changes, on April 14, 2019, the Board appointed Andrece Housley as Chief Financial Officer of the Company, effective immediately, succeeding Mr. Long. Ms. Housley had been serving as Corporate Controller of the Company.

Mr. Long will receive cash compensation as follows: (i) annual base salary of $550,000 and (ii) eligibility of annual performance-based cash bonus set at a target level of one-hundred percent (100%) of his annual base salary. For 2019, any year-end cash bonus will be prorated from the date of promotion. Mr. Long will also receive an initial equity grant as follows: (i) 72,674 stock options and (ii) 12,475 restricted stock units. Such equity awards are subject to such other terms and conditions as set forth in the applicable equity plan and any relevant grant agreement accompanying such grants.  The option grant will vest monthly and equally over the next forty-eight (48) months and the restricted stock units will vest 1/3 annually with 100% vested after completion of thirty-six (36) months. The Company entered into its standard officer indemnification agreement with Mr. Long when he was initially appointed Chief Financial Officer of the Company in August 2017, and his agreement contains other standard provisions and customary benefits such as health and life insurance, retirement benefits and non-compete obligations.

Ms. Housley will receive cash compensation as follows: (i) annual base salary of $250,000 and (ii) eligibility of annual performance-based cash bonus set at a target level of fifty percent (50%) of her annual base salary. For 2019, any year-end performance-based cash bonus will be prorated from the date of promotion.  Ms. Housley will also receive an initial equity grant as follows: (i) 31,008 stock options and (ii) 3,992 restricted stock units. Such equity awards are subject to such other terms and conditions as set forth in the applicable equity plan and any relevant grant agreement accompanying such grants.  The option grant will vest monthly and equally over the next forty-eight (48) months and the restricted stock units will vest 1/3 annually with 100% vested after completion of thirty-six (36) months. The Company expects to enter into its standard officer indemnification agreement with Ms. Housley and her agreement contains other standard provisions and customary benefits such as health and life insurance, retirement benefits and non-compete obligations.

Payment of Cash Retention Bonuses.  On April 17, 2019, the Board approved cash retention bonuses for each of Mr. Long, Ms. Housley and Mr. Nance in the amounts of $1,100,000, $400,000 and $613,000, respectively.  The retention bonuses include certain terms and conditions, including full clawback if any such officer’s employment terminates under certain conditions within twelve months of the agreement date.

Summary Compensation Table

The following table provides information regarding the compensation earned during the years ended December 31, 2018 and 2017, as applicable, by named executive officers.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Saeed Motahari(6)	2018	689,798	—	128,960	302,332	347,500	64,849	1,533,439
Former President, CEO and Director	2017	454,327	—	348,810	2,178,541	648,000	65,321	3,694,999
Andrew G. Long(7)	2018	353,069	—	85,436	200,295	121,260	222,768	982,828
Former Chief Financial Officer	2017	127,985	—	149,550	610,353	86,000	36,997	1,010,885
Mark Nance(8)	2018	64,615	—	129,150	546,840	23,589	4,256	768,450
Chief Legal Officer and General Counsel
Franc Del Fosse(9)	2018	332,125	—	85,436	200,295	100,425	9,093	727,374
Former General Counsel and Corporate Secretary	2017	325,000	—	268,780	517,425	187,200	8,939	1,307,344

(1)

Amounts shown represent base salary earned or paid during the applicable fiscal year, as described below in the section entitled “Base Salary.”  For Mr. Nance, this represents base salary amount paid to him after joining the Company in October 2018.

(2)

In accordance with SEC rules, this column reflects the aggregate grant date fair value of the RSU awards granted during the years presented computed in accordance with ASC 718. These amounts do not reflect the actual economic value that will be realized by the named executive officer upon the vesting of the RSUs, the acceleration of the RSUs or the sale of the common stock underlying the RSUs.

(3)

In accordance with SEC rules, this column reflects the aggregate grant date fair value of the option awards granted during the years presented computed in accordance with ASC 718. Assumptions used in the calculation of these amounts are included in Note 2 and Note 9 to our audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2018. These amounts do not reflect the actual economic value that will be realized by the named executive officer upon the vesting of the stock options, the exercise of the stock options, the acceleration of the stock options or the sale of the common stock underlying the stock options.

(4)

In 2018, annual cash bonuses were specifically tied to the achievement of specific corporate goals that were approved by our Board, as described in “Compensation Overview—Analysis of Fiscal 2018 Compensation Decisions—Annual Bonus Payouts for 2018.”  For Mr. Nance, such bonus was prorated for the portion of 2018 for which he served as our Chief Legal Officer and General Counsel.

(5)

For Mr. Motahari in 2018, this includes (i) an amount of $843 paid for him in connection with life insurance and long-term disability insurance premiums, (ii) $8,250 for 401(k) employer matching contributions, and (iii) $55,756 related to relocation expenses.

For Mr. Long in 2018, this includes (i) an amount of $843 paid for him in connection with life insurance and long-term disability insurance premiums, (ii) $8,250 for 401(k) employer matching contributions, and (iii) $213,675 related to relocation expenses.

For Mr. Nance in 2018, this includes (i) an amount of $141 paid for him in connection with life insurance and long-term disability insurance premiums; (ii) $1,615 for 401(k) employer matching contributions and (iii) $2,500 related to relocation expenses.

For Mr. Del Fosse in 2018, this includes (i) an amount of $843 paid for him in connection with life insurance and long-term disability insurance premiums and (ii) $8,250 for 401(k) employer matching contributions.

(6)	Effective April 14, 2019, Mr. Motahari resigned as our President and Chief Executive Officer. Mr. Motahari had been serving as our President and Chief Executive Officer since April 2017.
(7)	Effective April 14, 2019, Mr. Long was appointed as our Chief Executive Officer. Mr. Long had been serving as our Chief Financial Officer since August 2017.
(8)	Mr. Nance became our General Counsel and Corporate Secretary on October 10, 2018.
(9)

Effective October 10, 2018, Mr. Del Fosse transitioned to a new position as the Senior Vice President of Corporate Affairs.  Mr. Del Fosse had been serving as General Counsel and Corporate Secretary since February 2014.  Effective January 1, 2019, Mr. Del Fosse resigned as Senior Vice President of Corporate Affairs, and the Company paid Mr. Del Fosse severance of $334,750, which is not included in the compensation earned during the year ended December 31, 2018.

Annual Bonus Opportunity

Annual cash bonuses have been typically awarded to named executive officers and each named executive officer does have a target bonus percentage set forth in his agreement.  Traditionally, this was based upon subjective criteria determined by the Compensation Committee and the CEO. These criteria may include such factors as level of responsibility, contributions to results, and retention considerations. In 2018, in an effort to have annual cash bonuses specifically tied to the achievement of corporate goals that would align management with stockholders, specific corporate goals were considered in connection with bonus payouts as discussed further below.  The amount of cash bonuses paid to each of the named executive officers during fiscal 2018 is shown in the SCT.  Please refer to the “Compensation Overview” for a more comprehensive discussion of the payment of year-end cash bonus awards including the corporate goals used for such payouts. For 2019 bonuses, our Board has approved objectives or targets generated by management to be considered in connection with the payment of 2019 year-end cash bonus awards related to: (i) total revenue targets, (ii) progress of governmental investigations and legal proceedings, (iii) execution on key pipeline programs, (iv) optimizing manufacturing and maintaining quality control and (v) matters related to retaining, recruiting and developing employee talent.

Long-Term Equity-Based Compensation

As part of its total compensation philosophy, the Company has used equity incentive compensation in the form of stock option grants and restricted stock units, which are discretionary. Equity incentive compensation is provided to further align individual, company, and stockholder interests. Equity awards are based on the quality and depth of the past and current performance and the potential future contribution and experience of each individual executive. Compensation expense, as well as the impact of equity incentive awards on total diluted shares outstanding, is also considered when determining equity-based grants. Equity awards, in the form of options grants and RSUs, have to date been subject to time-based vesting, typically over four years. The amount of equity incentive compensation paid to each of the named executive officers during fiscal 2018 is shown in the SCT.

Upon joining us, a named executive officer may be granted an initial option award that is primarily based on competitive conditions applicable to such officer’s specific position. Periodic equity awards to named executive officers are made based on an assessment of their sustained performance over time, their ability to impact results that drive value to our stockholders and their organization level. Our CEO periodically reviews the performance of our named executive officers on the bases noted above and recommends to our Board and Compensation Committee any option awards deemed appropriate.

Benefits

We provide the following benefits to our executive officers on the same basis as the benefits provided to all employees:

•	health, dental and vision insurance;
•	life insurance;
•	long-term disability; and
•	defined contribution employee retirement plan, or 401(k) plan.

Employment Agreements

Employment agreements or written offer letters are used from time to time on a case by case basis to attract and/or to retain executives. On August 7, 2017 and October 10, 2018, we entered into an employment agreement with each of Messrs. Long and Nance, respectively and have filed these agreements with the SEC; accordingly, the summary contained in this section is qualified in its entirety by reference to the publicly filed agreement.  Each of these employment agreements provides that the executive officer is an “at will” employee but each agreement, under certain circumstances discussed below, does provide for severance compensation in the event of a termination without “cause” or a resignation for “good reason.” Each agreement also contains certain customary restrictive covenants such as a non-compete clause and an agreement not to participate in Company competitors.

Pursuant to the terms and conditions of these agreements, as amended, each of Messrs. Long and Nance is currently paid an annual base salary of $550,000 and $350,000, respectively. Each executive is also eligible to participate in any officer incentive program of the Company adopted by the Board and/or the Compensation Committee that provides for the payment of annual performance-based cash bonuses to the Company’s executive officers. In order to earn and receive any such cash bonus, each executive must remain employed by the Company as an employee in good standing through the end of the applicable calendar year and the payout date for the bonus.  Each of the named executive officer’s employment agreement also provides for potential severance compensation as described and quantified below under the section entitled “Termination-Based Compensation.”

Effective October 10, 2018, Mr. Del Fosse transitioned to a new position as the Senior Vice President of Corporate Affairs.  Mr. Del Fosse had been serving as General Counsel and Corporate Secretary since February 2014.  Effective January 1, 2019, Mr. Del Fosse resigned as Senior Vice President of Corporate Affairs.  See “Termination-Based Compensation” for information about the severance payment paid by the Company to Mr. Del Fosse pursuant to his previous employment agreement.

Effective April 14, 2019, Mr. Motahari resigned as President and Chief Executive Officer.  Mr. Motahari had been serving as President and Chief Executive Officer since April 2017.  See “Termination-Based Compensation” for information about the severance payment paid by the Company to Mr. Motahari pursuant to his previous employment agreement.

Termination-Based Compensation

Regardless of the manner in which a named executive officer’s employment terminates, the named executive officer is entitled to receive amounts earned during his term of employment, including salary and, to the extent required by state law, unused vacation pay.

Termination-Based Payments to Mr. Del Fosse. In connection with Mr. Del Fosse’s resignation and pursuant to his previous employment agreement, Mr. Del Fosse was paid $334,750 and received six (6) months of COBRA premium reimbursement upon the effectiveness of his resignation from the Company on January 1, 2019.

Termination-Based Payments to Mr. Motahari. In connection with Mr. Motahari’s resignation and pursuant to his previous employment agreement, Mr. Motahari was paid $695,250, received eighteen (18) months of COBRA premium reimbursement, and is eligible to receive reimbursement of legal fees not to exceed $15,000, upon the effectiveness of his resignation from the Company on April 14, 2019.

Potential Termination-Based Payments. As discussed above under the section entitled “Employment Agreements,” we have entered into employment agreements with Messrs. Long and Nance providing for certain termination-based payments. Each of our named executive officer’s employment is at-will, and either we or the officer may terminate the agreement at any time without cause and without notice. However, if we terminate each of these named executive officers without “cause” (and the officer signs a release in our favor), the named executive officer will be entitled to receive salary continuation for a period of 12 months following his termination date, as well as an additional severance payment equal to his prorated target bonus for the year in which he is terminated, and all of the named executive officer’s unvested equity awards will immediately vest in full. Each executive’s employment agreement has been publicly filed with the SEC and this summary is qualified in its entirety by reference thereto.

Outstanding Equity Awards at 2018 Year-End

The following table provides a summary of equity awards outstanding at December 31, 2018 for each of our named executive officers.

Outstanding Equity Awards At Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(#)	Market Value of Shares or Units of Stock That Have Not Vested(($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested($)
Saeed Motahari	14,444	25,556	—	5.37	11/17/2027 (2)
	135,417	189,583	—	10.57	4/17/2027 (1)
	12,000	52,000	—	8.06	3/5/2028 (1)
						22,000 (3)	77,000	—	—
						16,000 (5)	56,000	—	—
Andrew G. Long	5,417	9,583	—	5.37	11/17/2027 (2)
	33,333	66,667	—	9.97	8/7/2027 (1)
	7,950	34,450	—	8.06	3/5/2028 (1)
						10,000 (4)	35,000	—	—
						10,600 (5)	37,100	—	—
Mark Nance	4,167	95,833		8.61	10/10/2028 (1)
						15,000 (6)	52,500	—	—
Franc Del Fosse	9,028	15,972		5.37	11/17/2027 (2)
	7,950	34,450		8.06	3/5/2028 (1)
	25,667	30,333		12.65	2/21/2027 (1)
	50,000	—		13.27	5/19/2024 (1)
	25,833	14,167		14.44	5/2/2026 (1)
	150,000	—		17.66	2/7/2024 (1)
	44,792	5,208		26.75	5/5/2025 (1)
						9,333 (7)	32,666	—	—
						4,000 (8)	14,000	—	—
						10,600 (5)	37,100	—	—

(1)

Each of these outstanding stock options vest in equal monthly installments over 48 months following the date of grant. Each option award was granted exactly ten years prior to the listed option expiration date.

(2)

Each of these outstanding stock options vest in equal monthly installments over 36 months following the date of grant. Each option award was granted exactly ten years prior to the listed option expiration date.

(3)	These RSUs vest in equal annual installments over three years following the date of grant on April 17, 2017.
(4)	These RSUs vest in equal annual installments over three years following the date of grant on August 7, 2017.
(5)	These RSUs vest in equal annual installments over four years following the date of grant on March 5, 2018.
(6)	These RSUs vest in equal annual installments over four years following the date of grant on October 10, 2018.
(7)	These RSUs vest in equal annual installments over three years following the date of grant on February 21, 2017.
(8)	These RSUs vest in equal annual installments over two years following the date of grant on July 31, 2017.

Director Compensation

From time to time the Board may, in its discretion, choose to provide cash or equity compensation to our non-employee directors.

2018 Director Compensation.  Our 2018 Board compensation program policy provided that each eligible, non-employee member of our Board received the following cash compensation for board services, as applicable:

•	$50,000 per year for service as a Board member and $50,000 for chairman of the Board;
•	$25,000 per year for service as the chairman of the Audit Committee and $15,000 per year for service as a member of such committee;
•	$20,000 per year for service as the chairman of the Compensation Committee and $10,000 per year for service as a member of such committee;
•	$25,000 per year for service as the chairman of the Compliance Committee and $15,000 per year for service as a member of such committee;
•	$10,000 per year for service as the chairman of the Nominating and Corporate Governance Committee and $5,000 per year for service as a member of such committee; and
•	$15,000 per year for service as the chairman of the Science and Research and Development Committee and $8,000 per year for service on such committee.

In addition, in 2018, each director received an option to purchase 16,000 shares of our common stock and 4,000 restricted stock units (“RSUs”).

The following table sets forth compensation paid to our non-employee directors for the year 2018. Mr. Motahari was an employee director during 2018 and his compensation is fully reflected in the “Summary Compensation Table” above.

2018 Director Compensation

Name (a)	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Steven Meyer	143,750	32,240	73,610	—	—	—	249,600
Pierre Lapalme	95,000	32,240	73,610	—	—	—	200,850
Vaseem Mahboob	80,832	58,800	131,900	—	—	—	271,532
Rohit Vishnoi	137,583	48,360	73,610	—	—	—	259,553
Trudy Vanhove	35,583	35,760	81,403	—	—	—	152,746
Elizabeth Bohlen	11,667	39,900	93,668	—	—	—	145,235
Brian Tambi	40,000	32,240	73,610	—	—	25,640 (4)	171,490

(1)	The dollar amount of all fees paid in cash for services as a director, including committee and/or chairmanship fees.
(2)

For Messrs. Meyer, Lapalme, and Tambi, this column represents an annual grant of 4,000 RSUs to each director, with the price of the common stock on the date of grant at $8.06.  Dr. Mahboob’s figure represents a grant of 6,000 RSUs, with the price of the common stock on the date of grant at $9.80.  Dr. Vishnoi’s figure represents a grant of 6,000 RSUs, with the price of the common stock on the date of grant at $8.06.  Dr. Vanhove’s figure represents a grant of 6,000 RSUs, with the price of the common stock on the date of grant at $5.96.  Ms. Bohlen’s figure represents a grant of 6,000 RSUs, with the price of the common stock on the date of grant at $6.65. As of December 31, 2018, each non-employee director had the following number of RSUs outstanding: Mr. Meyer – 4,000; Mr. Lapalme – 4,000; Mr. Mahboob – 6,000; Dr. Vishnoi – 6,000; Dr. Vanhove – 6,000; Ms. Bohlen – 6,000 and Mr. Tambi – 0.  These amounts do not reflect the actual economic value that will be realized by the member of the Board upon the vesting of the RSUs, the acceleration of the RSUs or the sale of the common stock underlying the RSUs.

(3)

This column presents the aggregate grant date fair value of stock options granted during 2018. The grant date fair values were determined in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. The assumptions used were the same as those reflected in Note 2 and Note 9 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018. As of December 31, 2018, each non-employee director had the following number of total options outstanding (both vested and unvested): Mr. Meyer – 205,421; Mr. Lapalme – 226,770; Mr. Mahboob – 24,000; Dr. Vishnoi – 40,000; Dr. Vanhove – 24,000; Ms. Bohlen – 24,000 and Mr. Tambi – 0.  These amounts do not reflect the actual economic value that will be realized by the member of the Board upon the vesting of the stock options, the exercise of the stock options, the acceleration of the stock options or the sale of the common stock underlying the stock options.

(4)

Mr. Tambi resigned from the Board on May 10, 2018.  In connection with Mr. Tambi’s resignation, the vesting of 4,000 RSUs previously awarded to Mr. Tambi was accelerated.  The amount represents the incremental fair value of the modified RSU’s computed as of the modification date in accordance with ASC Topic 718.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our common stock outstanding as of April 15, 2019 by:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;
•	each of our directors;
•	each of our named executive officers (as defined by Item 402(a)(3) of Regulation S-K); and
•	all of our directors and executive officers as a group.

The percentage ownership information shown in the table is based upon 74,513,426 shares of common stock outstanding as of April 15, 2019.  Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common stock.  We have determined beneficial ownership in accordance with the rules of the SEC.  These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, these rules require inclusion of shares of common stock issuable pursuant to the exercise of stock options or warrants that are either immediately exercisable or exercisable within 60 days of April 15, 2019.  These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Except as otherwise noted below, the address for each person or entity listed in the table is c/o Insys Therapeutics, Inc., 1333 South Spectrum Blvd, Suite 100, Chandler, AZ 85286.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Shares
Greater than 5% Stockholders
Insys Voting Trust(2)	42,536,080	57.1%
John N. Kapoor, Ph.D.(3)	47,094,030	63.2%
ETF Managers Group LLC(4)	5,976,671	8.0%

Named Executive Officers and Directors
Saeed Motahari(5)	254,770	*
Andrew G. Long(6)	81,000	*
Franc Del Fosse(7)	420,388	*
Mark Nance(8)	22,500	*
Pierre Lapalme(9)	216,515	*
Steven Meyer(10)	247,249	*
Vaseem Mahboob (11)	12,412	*
Rohit Vishnoi(12)	29,079	*
Trudy Vanhove(13)	11,078	*
Elizabeth Bohlen(14)	8,412	*
All executive officers and directors as a group (11 persons)(15)	1,327,516	1.8%

*	Represents beneficial ownership of less than 1%.
(1)

Includes all shares beneficially owned, whether directly and indirectly, individually or together with associates, jointly or as community property with a spouse, as well as any shares as to which beneficial ownership may be acquired within 60 days of April 15, 2019 by the exercise of options, warrants or other convertible securities.  Unless otherwise specified in the footnotes that follow, the indicated person or entity has sole voting power and sole investment power with respect to the shares.

(2)

Based on information set forth in a Schedule 13D filed with the SEC by Bessemer Trust Company of Delaware, N.A. on March 8, 2018, these shares consist of shares of our common stock that are beneficially owned by (i) Dr. Kapoor, (ii) John N. Kapoor Trust, dated September 20, 1989 and (iii) EJ Financial/NEO Management, L.P. The Insys Voting Trust reported the shared power to vote or direct the vote of 42,536,080 shares of common stock.  The Insys Voting Trust does not have the sole power to vote or direct the vote of any shares of common stock.  The Insys Voting Trust does not have the sole power to dispose or to direct the disposition, or the shared power to dispose or direct the disposition of any shares of common stock. The address of the principal executive offices of the trustee for the trust is 1007 North Orange Street, Suite 1450, Wilmington, Delaware 19801.

(3)

Effective as of February 27, 2018, the Company entered into a voting trust agreement (the “Voting Trust Agreement”) by and among the Company, Dr. Kapoor, Bessemer Trust Company of Delaware, N.A., as the initial trustee thereunder (the “Trustee”), and certain other specified beneficiaries (the “Beneficiaries”), pursuant to which the parties have established a voting trust (within the meaning of Section 218(a) of the Delaware General Corporation Law) (the “Voting Trust”).  During the term of the Voting Trust, the shares of the Company’s common stock beneficially owned by Dr. Kapoor and the Beneficiaries, including any such shares acquired subsequent to the effective date of the Voting Trust (the “Kapoor Shares”) were and shall be deposited with the Trustee and, except under certain limited circumstances, Dr. Kapoor (and the Beneficiaries) will not have control over voting decisions put before the stockholders of the Company.  As of the effective date of the Voting Trust Agreement, the Kapoor Shares subject to the trust totaled 42,536,080.  In addition, the trustee of The Kapoor Children’s 1992 Trust, which holds 4,557,950 shares of the Company’s common stock, has executed an irrevocable proxy whereby the shares held by such trust will be voted in the same proportion that the Kapoor Shares are voted.   Accordingly, although Dr. Kapoor is currently not able to control the voting of these shares and pursuant to the terms of the Voting Trust Agreement and The Kapoor Children’s 1992 Trust he is not currently the legal owner of these shares, we have attributed beneficial ownership of these shares to Dr. Kapoor for purposes of this table.

(4)

Based on information set forth in a Schedule 13G/A filed with the SEC by ETF Managers Group LLC on March 7, 2019.  ETF Managers Group LLC reported sole voting power and sole investment power with respect to 5,976,671 shares of common stock.  The address for ETF Managers Group LLC is 30 Maple Street, Suite 2, Summit, New Jersey 07091.

(5)

Effective April 14, 2019, Mr. Motahari resigned as President and Chief Executive Officer.  Mr. Motahari’s resignation from the Board was effective April 23, 2019.  Represents 21,986 shares held by Mr. Motahari and 232,784 shares that Mr. Motahari has the right to acquire from us within 60 days of April 15, 2019 pursuant to the exercise of equity awards.

(6)	Represents solely shares that Mr. Long has the right to acquire from us within 60 days of April 15, 2019 pursuant to the exercise of equity awards.
(7)

Effective January 1, 2019, Mr. Del Fosse resigned as Senior Vice President of Corporate Affairs.  This figure represents 6,988 shares of common stock Mr. Del Fosse indicated to the Company that he currently holds, and 413,400 shares that Mr. Del Fosse has the right to acquire from us within 60 days of April 15, 2019.

(8)	Represents solely shares that Mr. Nance has the right to acquire from us within 60 days of April 15, 2019 pursuant to the exercise of equity awards.
(9)	Represents 1,333 shares held by Mr. Lapalme and 215,182 shares that Mr. Lapalme has the right to acquire from us within 60 days of April 15, 2019 pursuant to the exercise of equity awards.
(10)	Represents 53,416 shares beneficially held by Mr. Meyer and 193,833 shares that Mr. Meyer has the right to acquire from us within 60 days of April 15, 2019 pursuant to the exercise of equity awards.
(11)	Represents solely shares that Mr. Mahboob has the right to acquire from us within 60 days of April 15, 2019 pursuant to the exercise of equity awards.
(12)	Represents 4,000 shares held by Dr. Vishnoi and 25,079 shares that Dr. Vishnoi has the right to acquire from us within 60 days of April 15, 2019 pursuant to the exercise of equity awards.
(13)	Represents solely shares that Dr. Vanhove has the right to acquire from us within 60 days of April 15, 2019 pursuant to the exercise of equity awards.
(14)	Represents solely shares that Ms. Bohlen has the right to acquire from us within 60 days of April 15, 2019 pursuant to the exercise of equity awards.
(15)	Includes 586,966 shares that our current executive officers and directors as a group have the right to acquire from us within 60 days of April 15, 2019 pursuant to the exercise of equity awards.

Equity Compensation Plan Table

The following table sets forth certain information as of December 31, 2018, with respect to compensation plans under which shares of our common stock were issuable as of that date.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders:	6,127,202 (2)	11.55	10,316,548 (1)(2)
Equity compensation plans not approved by security holders:	—	—	—
Total	6,127,202 (2)	11.55	10,316,548 (1)(2)

(1)	Includes 8,680,179 shares of common stock available under our 2013 Equity Incentive Plan and 1,636,369 shares of common stock available under our Employee Stock Purchase Plan.

(2)	Shares issuable as of December 31, 2018 and during 2018 pursuant to participation in our Employee Stock Purchase Plan have been treated as issued.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review and Approval of Transactions with Related Persons

Either the Audit Committee or the Board approves all related party transactions.  The procedure for the review, approval or ratification for a related party transaction involves discussing the transaction with management, discussing the transaction with the external auditors, reviewing financial statements and related disclosures.  In addition, the Board and the Audit Committee review the details of major deals and transactions to ensure that they do not involve related-party transactions.  Members of management have been informed and understand that they are to bring related party transactions to the Audit Committee or the Board for approval.  These policies and procedures are evidenced in writing in the Audit Committee charter and the Company’s Code of Business Conduct and Ethics.

Related Party Transactions

The following includes a summary of transactions since January 1, 2017 to which we have been a participant, in which the amount involved in the transaction exceeded the lesser of (i) $120,000 or (ii) one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any of the Company’s directors, executive officers or any other “related person” as defined in Item 404(a) of Regulation S-K had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described in the section entitled “Executive Compensation.”

Effective as of February 27, 2018, the Company entered into the Voting Trust Agreement by and among the Company, Dr. John N. Kapoor, the Trustee and the Beneficiaries, pursuant to which the parties have established the Voting Trust.  Dr. Kapoor is our former President and Chief Executive Officer and Chairman, as well as a significant stockholder.  During the term of the Voting Trust Agreement, the shares of the Company’s common stock beneficially owned by Dr. Kapoor and certain beneficiaries, including any such shares acquired subsequent to the effective date of the Voting Trust Agreement shall be deposited with the Trustee and, except under certain limited circumstances, Dr. Kapoor (and the beneficiaries) will not have control over voting decisions put before the stockholders of the Company.  This Voting Trust Agreement was filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 1, 2018.  In connection with the establishment of the Voting Trust Agreement, the Company also entered into a Registration Rights Agreement, dated as of February 28, 2018 (the “Registration Rights Agreement”), among the Company, Dr. Kapoor and the Beneficiaries.  The Registration Rights Agreement has granted certain customary registration rights to Dr. Kapoor and the Beneficiaries and certain of their assignees with respect to shares of the Company’s common stock.  This Voting Trust Agreement was filed as Exhibit 10.2 to the Current Report on Form 8-K filed on March 1, 2018.

Dr. Theodore H. Stanley was a member of our Board in 2017.  His son, Ted Stanley Jr., is a former sales employee of the Company and received approximately $169,226 in compensation from the Company in 2017, which included salary, bonus and auto expense reimbursement.

Pursuant to the Company’s indemnification agreements with its current and former directors, in 2018, the Company paid $149,153 to attorneys retained by Steven Meyer and Pierre Lapalme related to derivative claims brought against them in In re Insys Therapeutics, Inc. Derivative Litigation (Consolidated C.A. No. 12696-JTL), pending in the State of Delaware Court of Chancery, and the related investigation by the Special Litigation Committee of the Board.

Director Independence

Under the NASDAQ independence criteria, a director cannot be considered independent if such director has one of the relationships specifically enumerated in the NASDAQ Listing Rules.  In addition, the Board must affirmatively determine that a director does not have a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  Our Board affirmatively determined, based upon the recommendation of our Nominating and Corporate Governance Committee, that six of our current seven directors, Pierre Lapalme, Steven Meyer, Vaseem Mahboob, Trudy Vanhove, Rohit Vishnoi and Elizabeth Bohlen are independent directors as defined by Rule 5605(a)(2) of the NASDAQ Listing Rules.  As a result of his role as Chief Executive Officer, the Board determined to designate Mr. Long as a non-independent director.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We have paid fees to BDO USA, LLP (“BDO”) for the following professional services that they have provided to us as of, and for the years ended, December 31, 2018 and 2017:

(i)	the audit of our consolidated financial statements, as included in our Annual Reports on Form 10-K filed with the SEC;
(ii)	the reviews of our condensed consolidated interim financial statements, as filed on Forms 10-Q with the SEC; and
(iii)	reviews of other statutory and regulatory filings, such as registration statements on Form S-8.

Aggregate fees, including out-of-pocket expenses, for the above-listed professional services rendered by BDO during 2018 and 2017 were $1,548,000 and $1,151,000, respectively.

Audit-Related Fees

There were no audit-related fees paid to BDO during the year ended December 31, 2018 and 2017.

Tax Fees

There were $85,000 and $89,000 of fees, including out-of-pocket expenses, for professional services rendered by BDO in connection with tax compliance, tax advice and corporate tax planning for the years ended December 31, 2018 and 2017, respectively.

All Other Fees

There were no additional fees paid to BDO during the years ended December 31, 2018 and 2017.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has considered whether the provision of services covered in the preceding paragraphs is compatible with maintaining independence of our registered public accounting firm.  At their regularly scheduled and special meetings, the Audit Committee considers and pre-approves any audit and non-audit services to be performed for us by our independent registered public accounting firm.  For 2018, the Audit Committee pre-approved all of the audit services that were performed by BDO.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits. Those exhibits marked with a (*) refer to exhibits filed or furnished herewith. Those exhibits marked with a (**) were filed or furnished with the Original Filing.  The other exhibits are incorporated herein by reference, as indicated in the following list. Those exhibits marked with a (+) refer to management contracts or compensatory plans or arrangements. Portions of the exhibits marked with a (Ω) are the subject of a Confidential Treatment Request under 17 C.F.R. §§ 200.80(b)(4), 200.83 and 240.24b-2.  Omitted material for which confidential treatment has been requested has been filed separately with the SEC.

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger Among the Registrant, Insys Therapeutics, Inc. and ITNI Merger Sub Inc. dated October 29, 2010 (1)

3.1	Registrant’s Amended and Restated Certificate of Incorporation (2)

3.2	Registrant’s Amended and Restated Bylaws (3)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (4)

4.1	Form of Common Stock Certificate of the Registrant (17)
4.2	Rights Agreement dated August 15, 2014 between the Insys Therapeutics, Inc. and Computershare Trust Company, N.A. (5)

10.1+	Form of Indemnity Agreement by and between the Registrant and its directors and officers (6)
10.2+	Insys Therapeutics, Inc. 2006 Equity Incentive Plan, as amended (7)

10.3+	Insys Pharma, Inc. Amended and Restated Equity Incentive Plan (8)

10.4+	2013 Equity Incentive Plan and Form of Stock Option Grant Notice and Form of Stock Option Agreement thereunder (9)

10.5+	2013 Employee Stock Purchase Plan (10)

10.6+	Amended and Restated Employment Agreement by and between the Registrant and Michael Babich dated April 18, 2013 (11)

10.7+	Employment Agreement by and between the Registrant and Darryl Baker dated April 18, 2013 (12)
10.8Ω	Manufacturing Agreement dated as of May 24, 2011 by and between the Registrant and DPT Lakewood, LLC, as amended on October 29, 2013 and April 30, 2015 (13)

10.9Ω	Letter Agreement dated April 23, 2012, amending the DPT Lakewood, LLC Manufacturing Agreement dated as of May 24, 2011 (14)

10.10	Amendment to Manufacturing and Supply Agreement, dated as of July 14, 2016 by and between the Registrant and DPT Lakewood, LLC (18)
10.11Ω	Amended and Restated Supply, Development & Exclusive Licensing Agreement dated as of October 30, 2015 by and between the Registrant and AptarGroup, Inc. (22)

10.12	Amendment to Restated Supply, Development & Exclusive Licensing Agreement dated as of April 6, 2017, by and between the Registrant and AptarGroup, Inc. (20)

10.13+	Non-Employee Director Compensation Policy (15)
10.14+	Employment Offer Statement effective January 31, 2014 by and between Registrant and Franc Del Fosse (16)

10.15+	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Grant Agreement thereunder (19)
10.16+	Executive Employment Agreement, dated as of April 17, 2017, by and between the Registrant and Saeed Motahari (21)

Exhibit Number	Description of Document

10.17+	Executive Employment Agreement, dated as of August 7, 2017, by and between the Registrant and Andrew Long (23)
10.18+	Executive Employment Agreement, dated as of October 10, 2018, by and between the Registrant and Mark Nance (24)
10.19

Voting Trust Agreement by and among Insys Therapeutics, Inc., Dr. John N. Kapoor, Bessemer Trust Company of Delaware, N.A., as the initial trustee thereunder and certain other specified beneficiaries (25)

10.20	Registration Rights Agreement among Insys Therapeutics, Inc., Dr. John N. Kapoor and certain beneficiaries (26)

10.21	Amendment to Manufacturing and Supply Agreement, dated as of April 10, 2018 by and between the Registrant and Renaissance (27)
21.1**	Subsidiaries of the Registrant

24.1	Power of Attorney (incorporated by reference to the signature page of the Original Filing)

31.1**

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (in connection with Original Filing)

31.2**

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (in connection with Original Filing)

31.3*

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (in connection with this Amendment)

31.4*

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (in connection with this Amendment)

32**	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as Exhibit 2.1 to the Company’s Form S-1 Registration Statement (No. 333-173154) on March 30, 2011.
(2)	Previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014.
(3)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2016.
(4)	Previously filed as 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 18, 2014.
(5)	Previously filed as 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 18, 2014.
(6)	Previously filed as Exhibit 10.1 to the Company’s Form S-1 Registration Statement (No. 333-173154) on March 30, 2011.
(7)	Previously filed as Exhibit 10.3 to the Company’s Form S-1 Registration Statement (No. 333-173154) on March 30, 2011.
(8)	Previously filed as Exhibit 10.4 to the Company’s Form S-1 Registration Statement (No. 333-173154) on March 30, 2011.
(9)	Previously filed as Exhibit 99.3 to the Company’s Form S-8 Registration Statement (No. 333-188306) on May 2, 2013.
(10)	Previously filed as Exhibit 99.4 to the Company’s Form S-8 Registration Statement (No. 333-188306) on May 2, 2013.
(11)	Previously filed as Exhibit 10.6 to the Company’s Form S-1/A Registration Statement (No. 333-173154) on April 25, 2013.
(12)	Previously filed as Exhibit 10.8 to the Company’s Form S-1/A Registration Statement (No. 333-173154) on April 25, 2013.

(13)	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.
(14)	Previously filed as Exhibit 10.17 to the Company’s Form S-1/A Registration Statement (No. 333-173154) on February 27, 2013.
(15)	Previously filed as Exhibit 10.22 to the Company’s Form S-1/A Registration Statement (No. 333-173154) on April 15, 2013.
(16)	Previously filed as 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014.
(17)	Previously filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
(18)	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
(19)	Previously filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
(20)	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
(21)	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.
(22)	Previously filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
(23)	Previously filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
(24)	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 11, 2018.
(25)	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 1, 2018.
(26)	Previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 1, 2018.
(27)	Previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2019.

Insys Therapeutics, Inc.

By	/s/ Andrew G. Long
Andrew G. Long
Chief Executive Officer
(Principal Executive Officer)