Form 10-Q
period 2019-03-31
Insys Therapeutics, Inc.
filed 2019-05-13
CIK 1516479

FYI

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐  No   ☑

Title Of Each Class	Trading Symbol	Name Of Each Exchange On Which Registered
Common Stock, $0.01 Par Value Per Share	INSY	The Nasdaq Stock Market LLC

As of May 6, 2019, the registrant had 74,569,163 shares of Common Stock ($0.01 par value) outstanding.

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

PART I:  FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

INSYS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	December 31,
	2019	2018
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$36,513	$31,552
Short-term investments	47,380	64,126
Accounts receivable, net	6,087	12,610
Inventories, net	7,246	8,608
Prepaid expenses and other current assets	8,501	9,396
Total current assets	105,727	126,292
Property and equipment, net	47,810	52,086
Operating lease right-of-use assets	11,036	—
Long-term investments	3,726	8,446
Other assets	4,301	5,703
Total assets	$172,600	$192,527
Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable and accrued expenses (including accrued legal expenses of $56,843 and $32,625 at March 31, 2019 and December 31, 2018, respectively	$67,095	$50,778
Accrued compensation	2,640	6,437
Accrued sales allowances	7,157	8,162
Current portion of operating lease liabilities	1,839	—
Current portion of uncertain income tax positions	1,219	—
Accrued litigation award and settlements	115,265	41,402
Total current liabilities	195,215	106,779
Operating lease liabilities	12,163	—
Noncurrent accrued litigation awards and settlements	125,000	125,000
Uncertain income tax positions	3,861	3,767
Other noncurrent liabilities	85	81
Total liabilities	336,324	235,627
Commitments and Contingencies (Note 8)
Stockholders' Deficit:
Preferred stock (par value $0.001 per share; 10,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively)	—	—
Common stock (par value $0.01 per share; 100,000,000 shares authorized; 74,513,286 and 74,381,303 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively)	745	744
Additional paid in capital	295,634	292,508
Unrealized loss on available-for-sale securities, net of tax	(176)	(269)
Accumulated deficit	(459,927)	(336,083)
Total stockholders' deficit	(163,724)	(43,100)
Total liabilities and stockholders' deficit	$172,600	$192,527

See accompanying notes to unaudited condensed consolidated financial statements.

INSYS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net revenue	$7,630	$23,911
Cost of revenue	4,575	2,204
Gross profit	3,055	21,707
Operating expenses:
Sales and marketing	4,119	9,051
Research and development	10,523	12,260
General and administrative	10,986	9,552
Legal	25,677	10,337
Charges related to litigation award and settlements	73,863	740
Total operating expenses	125,168	41,940
Operating loss	(122,113)	(20,233)
Other income (expense):
Interest income	423	503
Other expense, net	(908)	(469)
Total other income (expense)	(485)	34
Loss before income taxes	(122,598)	(20,199)
Income tax expense	1,246	171
Net loss	(123,844)	(20,370)
Unrealized gain (loss) on available-for-sale securities, net of tax of $27 and $0	93	(112)
Total comprehensive loss	$(123,751)	$(20,482)
Net loss per common share:
Basic	$(1.66)	$(0.28)
Diluted	$(1.66)	$(0.28)
Weighted average common shares outstanding
Basic	74,426,030	73,745,202
Diluted	74,426,030	73,745,202

See accompanying notes to unaudited condensed consolidated financial statements.

INSYS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(In thousands, except share data)

(unaudited)

	Common Stock		Additional Paid in	Unrealized Gain (Loss) on Available- For-Sale	Accumulated
	Shares	Amount	Capital	Securities	Deficit	Total
Balance at December 31, 2018	74,381,303	$744	$292,508	$(269)	$(336,083)	$(43,100)
Exercise of stock options	4,537	—	18	—	—	18
Stock-based compensation- stock options, awards, and restricted stock units	—	—	3,109	—	—	3,109
Unrealized gain on available-for -sale securities, net of tax	—	—	—	93	—	93
Vesting of restricted stock units	127,446	1	(1)	—	—	—
Net loss	—	—	—	—	(123,844)	(123,844)
Balance at March 31, 2019	74,513,286	$745	$295,634	$(176)	$(459,927)	$(163,724)

	Common Stock		Additional Paid in	Unrealized Loss on Available- For-Sale	Notes Receivable From	Accumulated
	Shares	Amount	Capital	Securities	Shareholders	Deficit	Total
Balance at December 31, 2017	73,612,052	$736	$278,356	$(438)	$(21)	$(212,424)	$66,209
Adoption of new accounting standard ASC 606	—	—	—	—	—	848	848
Exercise of stock options	146,859	2	522	—		—	524
Stock-based compensation- stock options, awards, and restricted stock units	—	—	3,170	—	—	—	3,170
Unrealized loss on available-for -sale securities, net of tax	—	—	—	(112)	—	—	(112)
Vesting of restricted stock units	49,910	—	—	—	—	—	—
Write-off of notes receivable from stockholders	—	—	—	—	21	—	21
Net loss	—	—	—	—	—	(20,370)	(20,370)
Balance at March 31, 2018	73,808,821	$738	$282,048	$(550)	$—	$(231,946)	$50,290

See accompanying notes to unaudited condensed consolidated financial statements.

INSYS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(123,844)	$(20,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory obsolescence reserve	2,831	528
Depreciation and amortization	1,961	1,938
Stock-based compensation	3,109	3,170
Loss on disposal of property and equipment	851	108
Impairment on property and equipment	129	—
Write-off of notes receivable and other assets due from stockholders	—	26
Non-cash operating lease expense	(34)	—
Amortization of investment discount	(58)	93
Changes in operating assets and liabilities:
Accounts receivable, net	6,523	6,002
Inventories	195	1,035
Prepaid expenses and other current assets	1,633	(361)
Accounts payable, accrued expenses and other current and noncurrent liabilities	15,968	(6,535)
Accrued sales allowances	(1,005)	(3,777)
Accrued litigation award and settlements	75,082	740
Net cash used in operating activities	(16,659)	(17,403)
Cash flows from investing activities:
Purchases of investments	(6,005)	(25,394)
Proceeds from sales of investments	—	6,880
Proceeds from maturities of investments	27,622	22,703
Purchases of property and equipment	(15)	(760)
Net cash provided by investing activities	21,602	3,429
Cash flows from financing activities:
Proceeds from exercise of stock options	18	524
Net cash provided by financing activities	18	524
Change in cash and cash equivalents	4,961	(13,450)
Cash and cash equivalents, beginning of period	31,552	31,999
Cash and cash equivalents, end of period	$36,513	$18,549
Supplemental cash flow disclosures:
Cash paid (refunded) for income taxes, net	$(66)	$43
Non-cash capital expenditures	$9	$889

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

We are a specialty pharmaceutical company that develops and commercializes innovative drugs and novel drug delivery systems of therapeutic molecules that improve patients’ quality of life. As of March 31, 2019, we have two marketed products: SUBSYS®, a proprietary sublingual fentanyl spray indicated for the management of BTCP patients 18 years of age and older who are already receiving and are tolerant to around-the-clock opioid therapy for their underlying persistent cancer pain; and SYNDROS®, a proprietary, orally administered liquid formulation of dronabinol for the treatment of nausea and vomiting associated with cancer chemotherapy in patients who have failed to respond adequately to conventional antiemetic treatments and anorexia associated with weight loss in patients with AIDS.

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. GAAP, pursuant to rules and regulations of the SEC. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. Certain recurring seasonal factors relating to the commencement of a new calendar year may have an adverse effect on net revenue in the first quarter. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2018, included in our Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2019, are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make a number of estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported period. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition (which are affected by prescriptions dispensed, wholesaler discounts, patient discount programs, rebates, returns, and chargebacks), inventories, legal liabilities and settlements, stock-based compensation expense, income taxes, and deferred tax valuation allowances. We base our estimates on historical experience and on various other assumptions that are believed by management to be reasonable under the circumstances. Actual results could materially differ from these estimates.

All significant intercompany balances and transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements.

Going Concern Uncertainty

ASC Topic 205-40, Presentation of Financial Statements - Going Concern (ASC 205-40), requires management to assess the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. Under ASC 205-40, management has the responsibility to evaluate whether conditions and/or events raise substantial doubt about the Company’s ability to meet future financial obligations as they become due within one year after the date that the financial statements are issued. As required by this standard, management’s evaluation shall initially not take into consideration the potential mitigating effects of management’s plans that have not been fully implemented as of the date the financial statements are issued.

As of March 31, 2019, the Company had an accumulated deficit of $459.9 million, negative cash flows of $16.7 million from operating activities for the three months ended March 31, 2019, and significant ongoing legal expenses.

While we have no outstanding debt, our available liquidity is limited to $87.6 million in cash and cash equivalents and investments as of March 31, 2019, and we expect to have continued negative cash flows from operating activities. We have experienced recurring and increasing losses from operations over the previous 18 months due to significant declines in the TIRF market and significant legal expenses resulting from the DOJ Investigation and other significant litigation matters to which we are subject (see Note 8 of the notes to our unaudited condensed consolidated financial statements for a discussion of these legal matters). We have estimated liabilities of approximately $240.3 million as of March 31, 2019 for proposed settlements of our various litigation matters, and there are other matters for which we have not been able to determine a reasonable estimated loss. Furthermore, we are uncertain if we will be able to complete a final settlement with the DOJ because of the Company’s inability to fulfill demands made by the DOJ, including the execution of a security agreement relating to the assets of the Company to collateralize payments under the settlement. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the issuance date of these unaudited condensed consolidated financial statements.

Management’s plans, in order to meet our operating cash flow requirements, include the pursuit of strategic alternatives related to the sale or licensing of the Company’s assets. On November 5, 2018, we announced that we commenced a process to review strategic alternatives for our portfolio of opioid-related assets, including SUBSYS®, as well as formulations of buprenorphine and the combination of buprenorphine/naloxone.  The Company has engaged Lazard Freres & Co. LLC to advise the Company on capital planning and the evaluation of strategic alternatives.

There are no assurances that the Company will be successful in implementing a strategic plan for the sale or licensing of its assets in order to address its impending liquidity constraints.  If the Company cannot successfully implement its strategic plan for the sale or licensing of its assets, and/or reach an agreement with the DOJ, its liquidity, financial condition and business prospects will be materially and adversely affected.  Accordingly, it may be necessary for the Company to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring.  Our Board of Directors has not made any decisions related to any strategic alternatives at this time.

Recently Adopted Accounting Pronouncements

Effective January 1, 2019, we adopted the requirements of ASU No. 2016-02, “Leases: (Topic 842),” and all related amendments (“new lease standard”). The core principle of the new lease standard is that a lessee should recognize the assets and liabilities that arise from all leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous U.S. GAAP guidance. There continues to be a differentiation between finance leases and operating leases. However, the principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases should be recognized in the balance sheet. We initially applied the new lease standard at the adoption date of January 1, 2019, with no cumulative effect adjustment to retained earnings, and elected all of the practical expedients, with the exception of hindsight to determine the lease term, and combining lease and non-lease components. We have elected not to apply the recognition and measurement requirements of the new lease standard to short-term leases, which are those with terms of twelve months or less with no option or intent to purchase the underlying asset at the term of the lease. We recognize lease payments associated with short-term leases on a straight-line basis over the term of the lease. We have presented additional qualitative and quantitative disclosures regarding the Company’s lease obligations as required upon implementation of ASC 842 in Note 7, Leases, and have identified and implemented changes to our business processes and internal controls relating to implementation of the new standard. The comparative information in these condensed consolidated financial statements has not been restated and continues to be reported under ASC Topic 840, “Leases”. The new lease standard requires a lessee to measure its operating lease liabilities at the present value of the remaining minimum lease payments with a discounted cash flow model using the interest rate implicit in the lease. If the implicit interest rate cannot be readily determined, the lessee must use its incremental borrowing rate (“IBR”). If the lessee does not have an IBR, the lessee must use a rate that approximates the rate of interest that the lessee would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. The implicit interest rate was not readily determinable for our operating leases; therefore, we used an IBR to measure our adoption date operating lease liabilities. As we do not have any outstanding debt, we obtained an IBR from a reputable financial institution that took into consideration our financial position, credit quality rating, the underlying asset, and the terms of our lease agreements. The rate represents our estimated borrowing rate on a secured loan collateralized by similar assets for a similar term. We measured our adoption date right-of-use (“ROU”) assets at the amount of the lease liability, adjusted for accrued lease payments and unamortized initial direct costs. On January 1, 2019, we recorded total operating lease liabilities of $14.4 million and ROU assets of $11.4 million, which included adjustments from the operating lease liabilities of $3.0 million for deferred rent. Included in the deferred rent balance of $3.0 million was tenant improvement allowances of $1.4 million. See Note 7, Leases, of the notes to our unaudited condensed consolidated financial statements for additional discussion of our leases and the amounts recognized in these unaudited condensed consolidated financial statements.

Effective January 1, 2019, we adopted ASU No. 2017-08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities,” to amend the amortization period for certain purchased callable debt securities held at a premium. The ASU shortens the amortization period for the premium to the earliest call date. Under current U.S. GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. The adoption of this guidance had no impact on our unaudited condensed consolidated financial statements.

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

SUBSYS® was commercially launched in March 2012 and is monitored by an FDA-mandated REMS program known as the TIRF REMS. SYNDROS® was commercially launched in July 2017. We sell all of our products in the United States to our customers. See Note 11, Product Lines, Concentration of Credit Risk and Significant Customers, for information on revenues disaggregated by product line and route to market.

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

As is customary in the pharmaceutical industry, it is common for our contracts to include product sales allowances that can decrease the transaction price and are therefore considered to be variable consideration. Product sales allowances, which include product returns, patient discount programs, rebates and chargebacks, are variable consideration and are based on amounts owed or to be claimed on the related sales. We estimate variable consideration when determining the transaction price using the expected value method. We assess whether variable consideration is constrained and only include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on historical data, and take into consideration the terms of our agreements with customers and third-party payers and the levels of inventory within the distribution channels that may result in future discounts taken. In certain cases, such as patient assistance programs, our estimates are based on estimated utilization. If actual future results vary, we may need to adjust these estimates, which could have an effect on revenue in the period of adjustment. During the three months ended March 31, 2019, we recognized revenue of $0.5 million related to changes in the estimated transaction price allocated to performance obligations satisfied in prior periods. Our product sales allowances include:

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

We do not have any significant extended payment terms as payment is received shortly after the point of sale. As of March 31, 2019, the majority of our accounts receivables were related to product sales. For the three months ended March 31, 2019, the Company had no material bad-debt write-offs in the unaudited condensed consolidated statement of operations and comprehensive income (loss) and there were no contract assets, contract liabilities or deferred contract costs recorded on the unaudited condensed consolidated balance sheets as of March 31, 2019.

3.	Short-Term and Long-Term Investments

Our policy for short-term and long-term investments is to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to our investment guidelines and market conditions. Short-term and long-term investments consist of corporate and various government agency and municipal debt securities, commercial paper, as well as certificates of deposit that have maturity dates that are greater than 90 days. Certificates of deposit and commercial paper are carried at cost, which approximates fair value. We classify our marketable securities as available-for-sale in accordance with FASB ASC Topic 320, “Investments — Debt and Equity Securities.” Investments in debt securities that are classified as available-for-sale are carried at fair value with unrealized gains and losses reported in stockholders’ equity, net of related tax effects. There were no reclassifications on available-for-sale securities during the three months ended March 31, 2019. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in impairment of the fair value of the investment. If we had unrealized losses and declines in value judged to be other than temporary, we would have been required to include those changes in other income (expense) in the unaudited condensed consolidated statements of operations and comprehensive loss. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security. The cost of securities sold is calculated using the specific identification method. At March 31, 2019, our certificates of deposit and commercial paper as well as our marketable securities have been recorded at an estimated fair value of $3,537,000, $47,380,000, and $3,208,000 in cash and cash equivalents, short-term and long-term investments, respectively.

Cash, cash equivalents and investments consisted of the following at March 31, 2019 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other- Than- Temporary Impairment Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash and cash equivalents	$8,716	$—	$—	$—	$8,716	$8,716	$—	$—
Money market securities	24,260	—	—	—	24,260	24,260	—	—
Marketable securities:
Certificates of deposit	9,044	—	—	—	9,044	—	8,064	980
Commercial paper	7,068	—	—	—	7,068	3,537	3,531	—
Corporate securities	20,279	1	(30)	—	20,250	—	20,250	—
Federal agency securities	16,481	1	(69)	—	16,413	—	14,185	2,228
Municipal securities	1,352	—	(2)	—	1,350	—	1,350	—
Total marketable securities	54,224	2	(101)	—	54,125	3,537	47,380	3,208

Preferred stock	518	—	—	—	518	—	—	518
	$87,718	$2	$(101)	$—	$87,619	$36,513	$47,380	$3,726

Cash, cash equivalents and investments consisted of the following at December 31, 2018 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other- Than- Temporary Impairment Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash and cash equivalents	$18,773	$—	$—	$—	$18,773	$18,773	$—	$—
Money market securities	6,389	—	—	—	6,389	6,389	—	—
Marketable securities:
Certificates of deposit	10,967	—	—	—	10,967	—	8,437	2,530
Commercial paper	11,468	—	—	—	11,468	5,890	5,578	—
Corporate securities	35,393	—	(89)	—	35,304	500	33,356	1,448
Federal agency securities	19,470	—	(124)	—	19,346	—	15,396	3,950
Municipal securities	1,365	—	(6)	—	1,359	—	1,359	-
Total marketable securities	78,663	—	(219)	—	78,444	6,390	64,126	7,928

Preferred stock	518	—	—	—	518	—	—	518
	$104,343	$—	$(219)	$—	$104,124	$31,552	$64,126	$8,446

The amortized cost and estimated fair value of the marketable securities by maturity, are shown below (in thousands):

	As of March 31, 2019		As of December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Marketable securities:
Due in one year or less	$50,995	$50,918	$70,667	$70,517
Due after one year through 5 years	3,229	3,207	7,996	7,927
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	—	—
	$54,224	$54,125	$78,663	$78,444

The following table shows the gross unrealized losses and the fair value of our investments, with unrealized losses that are not deemed to be other-than-temporarily impaired aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of March 31, 2019				As of December 31, 2018
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Marketable securities:
Corporate securities	$6,836	$(3)	$8,366	$(28)	$16,075	$(16)	$17,985	$(73)
Federal agency securities	998	—	12,431	(68)	3,727	(1)	14,625	(122)
Municipal securities	—	—	1,350	(2)	—	0	1,359	(7)
	$7,834	$(3)	$22,147	$(98)	$19,802	$(17)	$33,969	$(202)

Marketable securities are reviewed quarterly for possible other than temporary impairment. This review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the expectation for that security’s performance and the creditworthiness of the issuer. We did not have any unrealized gains or losses or decline in values judged to be other than temporary during the three months ended March 31, 2019.

4.	Fair Value Measurement

FASB ASC Topic 820, “Fair Value Measurement”, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1:	Observable inputs such as quoted prices in active markets;
Level 2:	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

At March 31, 2019 and December 31, 2018, we held short-term and long-term investments, as discussed in Note 3, Short-Term and Long-Term Investments, that are required to be measured at fair value on a recurring basis. Except as discussed in Note 6, Property and Equipment, Net, we had no assets or liabilities measured at fair value on a nonrecurring basis at March 31, 2019 and December 31, 2018. All available-for-sale investments held by us at March 31, 2019 and December 31, 2018, have been valued based on Level 2 inputs. Available-for-sale securities classified within Level 2 of the fair value hierarchy are valued utilizing reports from an independent third-party public quotation service based on closing prices on the last business day of the period presented. In addition, we use the public quotation service to perform price testing by comparing quoted prices listed in reports provided by the asset managers that hold our investments to quotes listed through the public quotation service. These asset managers utilize an independent pricing source to obtain quotes for most fixed income securities and utilize internal procedures to validate the prices obtained.

Our assets and liabilities subject to the disclosure requirements of ASC 820 at March 31, 2019, were as follows (in thousands):

	Fair Value Measurement at Reporting Date
	Total	Quoted Prices in active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Recurring fair value measurements
Marketable securities:
Certificates of deposit	$9,044	$—	$9,044	$—	$—
Commercial paper	7,068	—	7,068	—	—
Corporate securities	20,250	—	20,250	—	—
Federal agency securities	16,413	—	16,413	—	—
Municipal securities	1,350	—	1,350	—	—
Total recurring fair value measurements	$54,125	$—	$54,125	$—	$—

Nonrecurring fair value measurements
Property and equipment (see Note 6)	$—	$—	$—	$—	$(129)

Our assets and liabilities subject to the disclosure requirements of ASC 820 at December 31, 2018, were as follows (in thousands):

	Fair Value Measurement at Reporting Date
	Total	Quoted Prices in active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Recurring fair value measurements
Marketable securities:
Certificates of deposit	$10,967	$—	$10,967	$—	$—
Commercial paper	11,468	—	11,468	—	—
Corporate securities	35,304	—	35,304	—	—
Federal agency securities	19,346	—	19,346	—	—
Municipal securities	1,359	—	1,359	—	—
Total recurring fair value measurements	$78,444	$—	$78,444	$—	$—

Nonrecurring fair value measurements
Property and equipment (see Note 6)	$—	$—	$—	$—	$(1,487)

5.	Inventories, net

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

The components of inventories, net of allowances, are as follows (in thousands):

	As of	As of
	March 31, 2019	December 31, 2018
Finished goods	$1,437	$2,489
Work-in-process	3,661	3,542
Raw materials and supplies	2,148	2,577
Total inventories	7,246	8,608
Plus: non-current raw materials and finished goods	2,667	4,330
	$9,913	$12,938

As of March 31, 2019 and December 31, 2018, raw materials inventories consisted of raw materials used in the manufacture of the dronabinol API for SYNDROS® in our U.S.-based, state-of-the-art dronabinol manufacturing facility, the fentanyl API for SUBSYS®, and component parts and packaging materials used in the manufacture of both SUBSYS® and SYNDROS®. Work-in-process consisted of actual production costs, including facility overhead and tooling costs of in-process dronabinol, SUBSYS® and SYNDROS® products. Finished goods inventories consisted of finished SUBSYS® and SYNDROS® products. Non-current raw materials and finished goods represent those inventories not expected to be consumed or sold within 12 months of the balance sheet date and are included in other assets in our unaudited condensed consolidated balance sheets. As of March 31, 2019 and December 31, 2018, all work-in-process inventory is expected to be used within 12 months of the balance sheet date and, therefore, is classified as current assets in our unaudited condensed consolidated balance sheets. We maintain an allowance for excess and obsolete inventory, as well as inventory where its cost is in excess of its NRV. Inventories at March 31, 2019 and December 31, 2018, were reported net of these reserves of $5,561,000 and $2,938,000, respectively. During the three months ended March 31, 2019, we increased these reserves by approximately $1,521,000, partially offset by a decrease of $207,000 for the destruction of previously reserved product. During the three months ended March 31, 2018, we decreased these reserves by approximately $5,000,000 for the destruction of previously reserved product, partially offset by an increase to the reserves of approximately $500,000.

6.	Property and Equipment, Net

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives; leasehold improvements are recorded at cost and depreciated using the straight-line method over the shorter of their estimated useful lives or remaining lease term. Maintenance and repairs that do not extend the life of assets are charged to expense when incurred. When property and equipment is disposed of, the related costs and accumulated depreciation are removed from the unaudited condensed consolidated balance sheets, and any gain or loss is reported in other income (expense) in the period the transaction takes place.  During the three months ended March 31, 2019 and 2018, we recorded losses on the disposal of property and equipment of $851,000 and $108,000, respectively.

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the asset.  The fair value is measured on a nonrecurring basis using unobservable (Level 3) inputs.  Impairment charges are reported in the period the impairment is identified.  During the three months ended March 31, 2019, we recorded impairment charges in research and development of $129,000.  The charge during the three months ended March 31, 2019 was the result of operating failures of equipment that had a cost of $171,000 and accumulated depreciation of $42,000.  The equipment had little or no scrap value due to its specialized nature, and was written down to its estimated fair value of $0. There were no such charges during the three months ended March 31, 2018.

7.	Leases

As discussed in Note 1, we adopted the requirements of the new lease standard on January 1, 2019. Prior to January 1, 2019, we accounted for leases in accordance with ASC Topic 840, Leases. In accordance with the new lease standard, we evaluate all contractual agreements at inception to determine if they contain a lease. In making this determination, we consider any terms and conditions that convey the right to control the use of specifically identifiable property or equipment.

Our operating lease portfolio consists of building leases. We lease office and lab space in Chandler, Arizona and Round Rock, Texas, under lease agreements that expire between June 2021 and February 2032. We have the option to extend our primary manufacturing facility operating lease for two 5-year periods following the February 2032 expiration date. We have the option the extend a second operating lease for one 5-year period following the June 2021 expiration date.  Neither of these optional renewal periods have been included in the operating ROU assets or operating lease liabilities on our unaudited condensed consolidated financial statements. We have the option to extend a third operating lease on an annual basis through January 2022, and this renewal option has been included in the operating ROU assets and operating lease liabilities on our unaudited condensed consolidated financial statements. Our primary manufacturing facility lease requires us to maintain an irrevocable letter of credit in the amount of $267,000 during the term of the lease and up to 30 days after the expiration date.

Our operating lease expense for the three months ended March 31, 2019 was $721,000. Cash paid for amounts included in the measurement of operating lease liabilities was $755,000 for the three months ended March 31, 2019. Lease expense recorded under Topic 840 for the three months ended March 31, 2018 was $1,007,000.

As of March 31, 2019, the weighted average remaining lease term of our operating leases is 8.4 years, and the weighted average discount rate of our operating leases is 9.25%.

The maturities of our operating lease liabilities under Topic 842 as of March 31, 2019 are as follows (in thousands):

Years ending December 31,
Remainder of 2019	$2,289
2020	3,128
2021	2,340
2022	1,283
2023	1,295
Thereafter	11,851
Total operating lease payments	22,186
Less: imputed interest	8,184
Total current and non-current operating lease liabilities	$14,002

The future minimum commitments of our operating leases under Topic 840 as of December 31, 2018 are as follows (in thousands):

Years ending December 31,
2019	$3,044
2020	3,128
2021	2,340
2022	1,283
2023	1,295
Thereafter	11,851
Total operating lease payments	$22,941

8.	Commitments and Contingencies

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

On August 8, 2018, we announced that we reached an agreement in principle with the DOJ to settle the DOJ’s civil and criminal investigation into inappropriate sales and commercial practices by some former company employees.  Our initial estimate of the minimum liability exposure we previously accrued in connection with the DOJ Investigation of $150,000,000 expected to be paid over five years remains unchanged as of December 31, 2018, with the potential for contingency-based payments associated with certain events that, if they were to occur, management estimates would require additional payments ranging from $0 to $75,000,000. For the three months ended March 31, 2019, we accrued interest expense in connection with the DOJ Investigation of approximately $1,063,000, which is recorded in charges related to litigation award and settlements in these unaudited condensed consolidated statements of operations and comprehensive income (loss). This agreement in principle is subject to the negotiation of final settlement documents with the government. We are uncertain if the Company will be able to complete a final settlement with the DOJ because of the Company’s inability to fulfill demands made by the DOJ, including the execution of a security agreement relating to the assets of the Company to collateralize payments under the settlement. We expect that a final settlement, if it were to be completed, would include other material non-financial terms and conditions, including a fraud-based criminal felony plea by one of our subsidiaries and a deferred prosecution agreement with the Company related to the actions of our former employees. Additionally, we expect that a final settlement, if it were to be completed, will include a corporate integrity agreement and conditional exclusion release between the Company and OIG that will require the Company to exit the opioid business within 12 months of the effective date, in addition to other provisions. If executed, these agreements will require continued cooperation with the federal government’s prosecutions, enhancements to our compliance program, fulfillment of reporting and monitoring obligations, and management certifications, among other requirements.  In addition, compliance with the terms of these agreements will impose additional costs and burdens on us, including some form of employee training, third party reviews, compliance monitoring, reporting obligations and management attention. More importantly, if we fail to comply with the final agreement with DOJ and OIG, the DOJ or OIG may impose substantial monetary penalties or exclude us from federal healthcare programs, including Medicare, Medicaid or the VA, which would have a material adverse effect on our business, financial condition and results of operations.

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

Failure to enter into a settlement agreement with the DOJ will likely result in the indictment of the Company by the U.S. Government.

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

On or about December 8, 2016, the U.S. Attorney’s Office for the District of Massachusetts issued an indictment against six former employees, including Michael L. Babich, our former President, CEO and director, on charges including racketeering conspiracy, conspiracy to commit mail fraud, conspiracy to commit wire fraud, conspiracy to violate the Anti-Kickback Statute and forfeiture (the “Original Indictment”).  On or about October 26, 2017, the U.S. Attorney’s Office for the District of Massachusetts issued a superseding indictment in connection with the Original Indictment and added charges against our former President, CEO and director, Dr. John N. Kapoor. After Dr. Kapoor’s indictment, he agreed to put his ownership of our common stock in a trust to be controlled independently, which was effective as of February 27, 2018.  The related voting trust agreement was filed with the SEC on a Current Report on Form 8-K on March 1, 2018. On September 11, 2018, the U.S. Attorney’s Office for the District of Massachusetts filed a second superseding indictment which contained one count of racketeering conspiracy for all the defendants.  This superseding indictment includes a request for forfeiture upon conviction of any interest or property acquired or maintained in violation of such charges, which expressly includes any and all shares of the Company’s common stock or options to purchase such stock, salaries, bonuses and other benefits. On or around November 28, 2018, Alec Burlakoff pleaded guilty to the racketeering conspiracy count in the second superseding indictment.  On or around January 9, 2019, Michael L. Babich pleaded guilty to one count of conspiracy to commit violations of (a) 18 U.S.C. § 1341 (mail fraud) and (b) 18 U.S.C. § 1343 (wire fraud) and one count of mail fraud; aiding and abetting (18 U.S.C. §§ 1341 and 1342). On May 2, 2019, Dr. Kapoor and the four other former employees were convicted on the racketeering conspiracy count in the second superseding indictment.

As prescribed by the indemnity agreements we entered into with these former executives, we are responsible for any and all expenses, actually and reasonably incurred in their defense, subject to certain limitations set forth in the indemnity agreements.  We have recognized expenses associated with the criminal and civil defense of Dr. Kapoor of approximately $18,100,000 for the three months ended March 31, 2019.  As of March 31, 2019, we have reported $38,100,000 in accrued legal expense in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2019.  The Company is disputing the reasonableness of a portion of these expenses as they relate to the criminal defense and is analyzing the reasonableness of the civil defense expenses. We continue to accrue all of these costs in our unaudited condensed consolidated statements of operations and comprehensive income (loss).  During the three months ended March 31, 2019, the Company made cash payments of $1,800,000 related to these legal expenses incurred as part of Dr. Kapoor’s criminal defense.  If such disputed amounts are subsequently determined not to be due and payable, we would recognize a reversal of these expenses in a future period.  The reversal of these expenses could have a material impact on our unaudited condensed consolidated statements of operations and comprehensive income (loss).  If it is subsequently determined that all of these costs are reasonable, and the Company is required to pay the remaining balance, this could have a material adverse impact on our cash position and liquidity. Consistent with the terms of the indemnity agreement, if Kapoor’s criminal conviction is upheld on appeal, it is expected that the Company will seek to claw back all sums paid pursuant to that agreement.

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

Ongoing State-Related Investigations. We have received CIDs or subpoenas, as the case may be, from at least each of the following state’s Office of the Attorney General (or similarly named and authorized office) which have ongoing investigations directed at our Company: Arizona, Colorado, Florida, Kansas, Kentucky, Maryland, Minnesota, Missouri, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, Virginia, Washington, and Wisconsin. Moreover, we have received an administrative subpoena from the California Insurance Commissioner. In addition, we understand that numerous physicians practicing within several of the aforementioned states have received subpoenas from certain state Attorney General or Department of Justice offices in connection with interactions with us. Generally, these CIDs and subpoenas request documents regarding SUBSYS®, including our sales and marketing practices related to SUBSYS® in the applicable state, as well as our patient services hub. We are cooperating with each of these investigations and have produced, or anticipate producing, documents in response to these CIDs, subpoenas and related requests for information from each office.

In an effort to reach a global resolution of all claims brought by, or that could be brought by, state Attorneys General (or similarly named and authorized offices), we have engaged in preliminary discussions with a multistate group of Attorneys General.

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

On February 1, 2018, the Attorney General of the State of New York, filed a complaint against us in the Supreme Court of the State of New York, County of New York. The complaint asserts claims related to alleged deceptive acts and practices. We moved to dismiss the complaint on April 18, 2018.  In response, on May 25, 2018, the New York Attorney General opposed our motion to dismiss and filed a cross-motion for partial summary judgment related to the State’s commercial bribery claim.  On June 29, 2018, we filed a reply in support of our motion to dismiss and opposed the State’s motion for partial summary judgment.  The Court conducted oral argument on the motions to dismiss and the cross-motion for summary judgement on October 4, 2018, and subsequently denied both motions.

On February 5, 2018, the Consumer Protection Division, Office of the Attorney General of Maryland, filed a petition to enforce an administrative subpoena against us. The State voluntarily dismissed the action on September 5, 2018.  On September 6, 2018, however, the Consumer Protection Division, Office of the Attorney General of Maryland, filed a Statement of Charges against us with the Consumer Protection Division, Office of the Attorney General.  Insys filed its response to the Statement of Charges on October 17, 2018. On November 21, 2018, Insys filed a Motion to Dismiss the Statement of Charges.  On January 31, 2019, the Administrative Law Judge issued a Proposed Ruling on Motion to Dismiss Statement of Charges in which he recommended that the Consumer Protection Division deny the Motion to Dismiss.  The merits hearing is scheduled to begin in August 2019.

On May 30, 2018, the Attorney General of the State of Minnesota and the Minnesota Board of Pharmacy filed a complaint against us in the Hennepin County District Court, State of Minnesota.  The complaint asserts claims related to alleged deceptive acts and practices and consumer fraud, as well as claims under the Minnesota Wholesale Drug Distribution Licensing Act (Minn. Stat. § 151.461).  On August 28, 2018, Insys moved to dismiss the complaint.  On the same day, the Attorney General and the Board of Pharmacy filed a motion for temporary injunction.  The Court held oral argument on both the motion to dismiss and the motion for temporary injunction, and the Court denied both motions on January 15, 2019. Also, on May 30, 2018, the Minnesota Board of Pharmacy filed an administrative action against us before the State of Minnesota Office of Administrative Hearings for the Board of Pharmacy, which seeks a determination regarding whether certain alleged conduct by Insys constitutes grounds for disciplinary action. The Office of Administrative Hearings has set a hearing in this matter for September 2019.

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

Management accrued, as of March 31, 2019, an aggregate of $48,000,000, which represents our best estimate of the minimum liability exposure that we expect to be paid out in connection with the potential settlement of current claims or potential future claims by various states, as discussed above. We estimate that the range of potential loss related to these matters is between $48,000,000 and $130,000,000.  The accrual was recorded in accrued litigation award and settlements on the unaudited condensed consolidated balance sheets and as an operating expense on the unaudited condensed consolidated statements of operations and comprehensive loss.

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

With the exception of the DOJ investigation and potential settlement of claims or potential future claims by various states, which we have quantified above, we believe a loss from an unfavorable outcome of these federal and state governmental proceedings is reasonably possible and an estimate of the amount or range of loss from an unfavorable outcome is not determinable at these stages. We believe we have meritorious legal positions and will continue to represent our interests vigorously in these matters. However, responding to government investigations has and could continue to burden us with substantial legal costs in connection with defending any claims raised. Any potential resulting fines, restitution, damages and penalties, settlement payments, pleas or exclusion from federal healthcare programs or other administrative actions, as well as any related actions brought by stockholders or other third parties, could have a material adverse effect on our financial position, results of operations or cash flows. Additionally, these matters could also have a negative impact on our reputation and divert the attention of our management from operating our business.

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

On or about March 17, 2017, a complaint (captioned Kayd Currier v. Insys Therapeutics, Inc., et al., Case 1:17-cv-01954-PAC) was filed in the United States District Court for the Southern District of New York against us and certain of our then-current and former officers. The complaint was brought as a purported class action on behalf of purchasers of our securities between February 23, 2016, and March 15, 2017. In general, the plaintiffs allege that the defendants violated the anti-fraud provisions of the federal securities laws by making materially false and misleading statements regarding our business and financial results during the class period, thereby artificially inflating the price of our securities. On or about March 28, 2017, a second complaint making similar allegations (captioned Hans E. Erdmann v. Insys Therapeutics, Inc., et al., Case 1:17-cv-02225-PAC) was filed in the same Court. On May 31, 2017, the Court consolidated the first and second complaint and appointed lead counsel in the consolidated action. On July 31, 2017, the lead counsel filed a consolidated complaint. On October 11, 2017, the Court held a pre-motion conference, at which the Court granted leave to plaintiffs to again amend the complaint. The amendment was filed on October 27, 2017, and we moved to dismiss. The Court subsequently dismissed the complaint as to Santosh Vetticaden, our former Interim CEO and Chief Medical Officer, and otherwise denied our motion to dismiss.  Insys filed its answer on June 26, 2018. The plaintiffs in both actions seek unspecified monetary damages and other relief. We have agreed to a settlement with the plaintiff, subject to negotiation of, and agreement upon, additional terms.

Management accrued, as of March 31, 2019, an aggregate of $19,800,000, which represents our best estimate of the liability exposure that we expect to be paid out in connection with the potential settlement of the securities litigation discussed above. We estimate that the range of potential loss related to these matters is between $15,600,000 and $24,600,000. The accrual was recorded in accrued litigation award and settlements on the unaudited condensed consolidated balance sheets and as an operating expense on the unaudited condensed consolidated statements of operations and comprehensive loss.

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

On or about April 28, 2017, lead counsel filed a consolidated and amended complaint which maintained the original defendants this lead counsel had included in its original complaint and did not include any additional defendants included in the Bourque complaint. On May 31, 2017, we subsequently moved to stay or to dismiss the complaint and, on or about July 28, 2017, lead counsel filed an answering brief in opposition to our motion to stay or dismiss. On November 30, 2017, the Court granted our motion to stay but has required us to provide certain discovery to the plaintiffs. On February 8, 2018, in response to the plaintiffs’ motion to alter or clarify judgment, the Court ordered us to provide additional discovery to the plaintiffs. On March 16, 2018, the Court entered the parties’ stipulated proposed order implementing the Court’s ruling of February 8, 2018. On January 15, 2019, the plaintiffs filed a motion to lift the stay, which the Court denied. We continue to vigorously defend this matter.

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

On April 10, 2019, we received a demand letter from Gotham Asset Management, LLC (“Gotham”) asserting that between March 3, 2015 and March 15, 2017, Gotham “suffered over $20 million of losses as the market learned the truth about Insys’s illegal kick-back scheme and improper accounting practices.”  We intend to vigorously defend this matter.

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

On May 21, 2018, MSPA Claims I, LLC, MAO-MSO Recovery II, LLC, and MSP Recovery Claims, Series LLC filed a complaint in the United States District Court, Northern District of Ohio, against Insys Therapeutics, Inc.  Plaintiffs bring claims for violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), common law fraud, and unjust enrichment.  Plaintiffs subsequently amended their complaint on August 22, 2018, and we moved to dismiss the complaint on September 25, 2018. On May 6, 2019, this case was transferred to MDL No. 2804. We intend to vigorously defend this matter.

On December 10, 2018, Blue Cross and Blue Shield of Louisiana and HMO Louisiana, Inc., on behalf of themselves and all others similarly situated, filed a putative class action complaint in the United States District Court, District of Massachusetts, against Insys Therapeutics, Inc.  Plaintiffs bring claims for violation of 18 U.S.C. § 1962(c) (RICO), violation of 18 U.S.C. § 1962(d) (RICO conspiracy), civil conspiracy, unjust enrichment,  and violation of the Alaska Unfair Trade Practices and Consumer Protection Act, the Arizona Consumer Fraud Act, the California Consumers Legal Remedies Act, the California Unfair Competition Law, the Colorado Consumer Protection Act, the Connecticut Unfair Trade Practices Act, the Delaware Consumer Fraud Act, the District of Columbia Consumer Protection Procedures Act, the Florida Deceptive and Unfair Trade Practices Act, the Idaho Consumer Protection Act, the Illinois Consumer Fraud and Deceptive Business Practices Act, the Indiana Deceptive Consumer Sales Act, the Kentucky Consumer Protection Act, the Maine Unfair Trade Practices Act, the Maryland Consumer Protection Act, the Michigan Consumer Protection Act, the Minnesota Prevention of Consumer Fraud Act, the Missouri Merchandising Practices Act, the Nebraska Consumer Protection Act, the Nevada Deceptive Trade Practices Act, the New Hampshire Consumer Protection Act, the New Jersey Consumer Fraud Act, the New Mexico Unfair Trade Practices Act, New York General Business Law § 349, the North Carolina Unfair and Deceptive Trade Practices Act, the North Dakota Unlawful Sales or Advertising Practices Act, the Ohio Deceptive Trade Practices Act, the Oklahoma Consumer Protection Act, the Pennsylvania Unfair Trade Practices and Consumer Protection Law, the Rhode Island Unfair Trade Practices and Consumer Protection Act, the South Dakota Deceptive Trade Practices and Consumer Protection Law, the Virginia Consumer Protection Act, the Washington Consumer Protection Act, the West Virginia Consumer Credit and Protection Act, and the Wisconsin Deceptive Trade Practices Act. We tagged this case for inclusion in MDL No. 2804, to which the plaintiff objected. We intend to vigorously defend this matter.

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

Management accrued, as of March 31, 2019, an aggregate of $16,000,000, which represents our best estimate of the minimum liability exposure that we expect to be paid out in connection with the potential settlement of insurance litigation discussed above. The accrual was recorded in accrued litigation award and settlements in the unaudited condensed consolidated balance sheets and as an operating expense on the unaudited condensed consolidated statements of operations and comprehensive loss.

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

Cordes.  On December 18, 2018, Eleanor Cordes filed a complaint in the Superior Court of New Jersey, Warren County, against Dr. Kenneth Sun, New Jersey Progressive Pain Solutions LLC, Insys Therapeutics, Inc., Linden Care LLC, Michelle Breitenbach, and Jeffrey Pearlman.  Plaintiff brings claims against Insys for negligence and fraud. Insys filed a motion to dismiss, which was denied. We anticipate vigorously defending this matter and based on currently available information, we do not believe any resolution of this matter, when taken individually, will have a material adverse effect on our business, financial position, or future results of operations.

Haddock.  On December 21, 2018, Iliana Haddock filed a complaint in the Circuit Court, in and for the Fifteenth Judicial Circuit of Palm Beach County, against Insys Therapeutics, Inc. and My Community Pharmacy of Boynton, Inc. d/b/a My Best Pharmacy.  Plaintiff brings claims against Insys for negligence and strict products liability design defect and Insys responded to the complaint. We anticipate vigorously defending this matter and based on currently available information, we do not believe any resolution of this matter, when taken individually, will have a material adverse effect on our business, financial position, or future results of operations.

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

Management accrued, as of March 31, 2019, an aggregate of $3,600,000, which represents our best estimate of the liability exposure that we expect to be paid out in connection with the personal injury litigation brought by individuals discussed above, to the extent such an estimate is possible for any particular case. For those cases for which an estimate is possible, we estimate that the range of potential loss is between $2,000,000 and $10,000,000 in the aggregate. The accrual was recorded in accrued litigation award and settlements in the unaudited condensed consolidated balance sheets and as an operating expense on the unaudited condensed consolidated statements of operations and comprehensive loss.

Except as it pertains to (i) the accrual of $150,000,000 related to the DOJ Investigation, (ii) the accrual of $48,000,000 related to the potential settlement of claims and potential claims by the states, (iii) the accrual of $19,800,000 related to the potential settlement of securities litigation, (iv) the accrual of $16,000,000 related to the potential settlement of insurance litigation, (v) the accrual of $3,600,000 related to the potential settlement of certain personal injury litigation brought by individuals, and (vi) the potential for damages in the federal securities litigation and derivative action that we believe could be covered by in whole or part our director and officers insurance policies (once we have met any applicable retainage requirement under the applicable policy), we believe that an unfavorable outcome or loss is remote, reasonably possible, or is not determinable, and estimates of the amount or range of loss, if any, from an unfavorable outcome are not determinable at this time. We believe we have meritorious legal positions and will continue to represent our interests vigorously in these matters but the range of possible outcomes on these matters is very broad and, unless otherwise provided above, we are not able to provide a reasonable estimate of our potential liability, if any, nor are we able to predict the outcome of each litigation matter.

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

As of March 31, 2019, our remaining estimated annual contractual obligation under our agreement with Aptar was $6,000,000.

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

In April 2018, we, through our manufacturing subsidiary, entered into a further amendment to our Renaissance manufacturing and supply agreement. This amendment effectively eliminated any prior minimum purchase (and batch) obligations that had been set forth in the amendment dated July 2016 and replaced them with new annual purchase commitments of $3,000,000 for the calendar year ended December 31, 2018, and $2,000,000 for the calendar years ending December 31, 2019 and 2020. As a result, the cumulative effect related to this amendment reduced our aggregated purchase commitment with Renaissance from $12,000,000 to $7,000,000 through December 31, 2020.

In February 2019, we, through our manufacturing subsidiary, entered into a further amendment to our Renaissance manufacturing and supply agreement. This amendment effectively eliminates any prior and future minimum purchase (and batch) obligations that had been set forth in the amendment dated April 2018.  In addition, we entered into an Asset Purchase Agreement in which we agreed to sell, and Renaissance agreed to purchase, certain of our manufacturing equipment. As discussed in Note 6, Property and Equipment, we recorded a loss on the disposal of this equipment of approximately $0.9 million in these unaudited condensed consolidated statements of operations and comprehensive loss.

As of March 31, 2019, we have no remaining annual contractual obligation under our agreement with Renaissance .

The following table sets forth our aggregate minimum purchase commitments and exclusive supply rights with Aptar under these agreements (in thousands):

Years ending December 31,
Remainder of 2019	$2,000
2020	2,000
2021	2,000
2022	—
2023	—
Total	$6,000

9.	Stock-based Compensation

Amounts recognized in the unaudited condensed consolidated statements of operations and comprehensive loss with respect to our stock-based compensation plans were as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Research and development	$715	$847
General and administrative	2,394	2,323
Total cost of stock-based compensation	$3,109	$3,170

Included in stock-based compensation for the three months ended March 31, 2019 and 2018 was approximately $786,000 and $0, respectively, of expense associated with the accelerated vesting of options awards related to terminated employees.

The following table summarizes stock option activity during the three months ended March 31, 2019:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term (in years)	(in millions)
Vested and exercisable as of December 31, 2018	3,798,636	$12.33	6.1	$1.2
Outstanding as of December 31, 2018	6,127,202	$11.55
Granted	2,543,119	$3.94
Cancelled	(525,882)	$10.58
Exercised	(4,537)	$4.05
Outstanding as of March 31, 2019	8,139,902	$9.24	7.6	$4.0
Vested and exercisable as of March 31, 2019	4,095,983	$12.02	5.9	$2.2

As of March 31, 2019, we expected to recognize $15,780,000 of stock-based compensation for outstanding options over a weighted-average period of 2.8 years.

From time to time we grant restricted stock units to certain employees and directors. Restricted stock units are valued at the closing market price of our common stock on the day of grant and the total value of the units is recognized as expense ratably over the vesting period of the grants. The following table summarizes restricted stock unit activity during the three months ended March 31, 2019:

		Weighted
		Average
		Grant-Date
	Number of	Fair Value
	Units	Per Unit
Outstanding as of December 31, 2018	535,828	$9.01
Granted	486,494	$4.06
Exercised	(127,446)	$9.61
Cancelled	(90,749)	$0.69
Outstanding as of March 31, 2019	804,127	$2.43

As of March 31, 2019, we expected to recognize $3,671,000 of stock-based compensation for outstanding restricted stock units over a weighted-average period of 2.0 years.

Cash received from option exercises under all stock-based payment arrangements for the three months ended March 31, 2019 and 2018 was $18,000 and $524,000, respectively.

10.	Net Loss per Share

Basic net loss per common share is computed by dividing the net loss allocable to the common stockholders by the weighted average number of common shares outstanding during the period. As we have incurred a net loss for the three months ended March 31, 2019 and 2018, basic and diluted per share amounts are the same, since the effect of potential common share equivalents is anti-dilutive. Anti-dilutive share equivalents included 8,944,029 and 7,615,687 outstanding restricted stock units and stock options as of March 31, 2019 and 2018, respectively.

The following table sets forth the computation of basic and diluted net loss per common share (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2019	2018
Historical net loss per share - Basic
Numerator:
Net loss	$(123,844)	$(20,370)
Denominator:
Weighted average number of common shares outstanding	74,426,030	73,745,202
Basic net loss per common share	$(1.66)	$(0.28)
Historical net loss per share - Diluted
Numerator:
Net loss	$(123,844)	$(20,370)
Denominator:
Weighted average number of common shares outstanding	74,426,030	73,745,202
Effect of dilutive stock options	—	—
Weighted average number of common shares outstanding	74,426,030	73,745,202
Diluted net loss per common share	$(1.66)	$(0.28)

11.	Product Lines, Concentration of Credit Risk and Significant Customers

We are engaged in the business of developing and selling pharmaceutical products. During the three months ended March 31, 2019, we had two product lines, SUBSYS® and SYNDROS®. Our CODM evaluates revenues based on product lines.

The following tables summarize our net revenue by product line, as well as the percentage of revenue by route to market (in thousands):

	Net Revenue by Product Line
	Three Months Ended
	March 31,
	2019	2018
SUBSYS®	$7,233	$23,274
SYNDROS®	397	637
Total net revenue	$7,630	$23,911

	Percent of Revenue by Route to Market
	Three Months Ended
	March 31,
	2019	2018
Pharmaceutical wholesalers	61%	61%
Specialty pharmaceutical retailers	39%	39%
	100%	100%

All our products are sold in the United States of America. Product shipments to our three largest pharmaceutical wholesalers accounted for 24%, 21% and 13% of total shipments and product shipments to our two largest specialty pharmaceutical retailers accounted for 20% and 19% of total shipments for the three months ended March 31, 2019. Product shipments to our two largest pharmaceutical wholesalers accounted for 31%, and 18% of total shipments and product shipments to our two largest specialty pharmaceutical retailers accounted for 22% and 17% of total shipments for the three months ended March 31, 2018. Our three largest pharmaceutical wholesalers’ accounts receivable balances accounted for 25%, 24%, and 16% of accounts receivable and our two largest specialty pharmaceutical retailers’ accounts receivable balances accounted for 20% and 13% of accounts receivable balance as of March 31, 2019. One pharmaceutical wholesalers’ accounts receivable balances accounted for 58% of accounts receivable balance as of December 31, 2018, and two specialty pharmaceutical retailers’ accounts receivable balances accounted for 19% and 11% of accounts receivable as of December 31, 2018. On May 9, 2019, the Company was notified by its logistics provider that such provider has ceased shipments to a specialty pharmaceutical retailer, which accounted for approximately 19% of our total product shipments for the three months ended March 31, 2019.  As a result, the Company is effectively precluded from shipping products to this specialty pharmaceutical retailer at this time.  Management is monitoring the situation and evaluating the impact of this cessation on its operations and future results.

12.Subsequent Events

Leadership Changes and Compensation Arrangements

On April 14, 2019, Saeed Motahari resigned as President and Chief Executive Officer and Andrew G. Long was appointed as Chief Executive Officer. In connection with these leadership changes, Andrece Housley was appointed as Chief Financial Officer, succeeding Mr. Long, and Dr. Venkat Goskonda was promoted to Chief Scientific Officer, overseeing the Company’s research and development and manufacturing activities.

On April 17, 2019, the Company’s Board of Directors approved cash retention bonuses for each of Mr. Long, Chief Executive Officer of the Company; Andrece Housley, Chief Financial Officer of the Company; and Mark Nance, Chief Legal Officer and General Counsel of the Company, in the amounts of $1,100,000, $400,000 and $613,000, respectively.  The retention bonuses include certain terms and conditions, including full clawback if any such officer’s employment terminates under certain conditions within twelve months of the agreement date.

On April 23, 2019, the Company exercised its authority pursuant to Mr. Motahari’s Employment Agreement via power of attorney to tender his resignation as a director of the Company (in connection with his resignation as Chief Executive Officer).

Grant from National Institute on Drug Abuse

On May 7, 2019, the Company was awarded a grant from the National Institute on Drug Abuse (NIDA), part of the National Institutes of Health (NIH), for a series of clinical studies designed to evaluate the effects of pharmaceutical-grade cannabidiol (CBD) on craving and relapse prevention in opioid use disorder. The total grant amount is $10.3 million over 5 years and is subject to certain milestones.  We will provide the drug required for the studies, R&D expertise and clinical and regulatory support, among other services in kind.

Suspension of 2013 Employee Stock Purchase Plan

Effective May 10, 2019, the Board of Directors suspended indefinitely the 2013 Employee Stock Purchase Plan (the “ESPP”).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2018, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. These forward-looking statements include, but are not limited to statements concerning:

•	our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management;
•	our ability to continue as a going concern;
•	the source and sufficiency of our liquidity and capital resources to fund our operations;
•	the impact and potential outcomes of pending claims, litigation, and other legal proceedings, along with our strategies and actions relating thereto;
•	our expectations regarding completion of the settlement in principle with the DOJ;
•	our expectation that legal expenses and research and development costs will be our largest categories of expenses;
•	our beliefs regarding net revenue for SUBSYS® and SYNDROS® and our strategies relating thereto;
•	our pursuit of strategic transactions such as the divestiture of existing or candidate product lines or licensing of assets;
•	accounting estimates and the impact of new or recently issued accounting pronouncements;
•	our exposure to interest rate changes and market risks related to our investment; and
•	the effects of U.S. tax reform.

In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations as described from time to time in our SEC reports, including those risks outlined under “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2018 and in Part II, Item 1A in this Form 10-Q. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Form 10-Q. You should carefully consider these risks and uncertainties described and other information contained in the reports we file with or furnish to the SEC before making any investment decision with respect to our securities. Additionally, there may be other risks that are otherwise described from time to time in the reports that we file with the SEC.

Overview

We are a specialty pharmaceutical company that develops and commercializes innovative drugs and novel drug delivery systems of therapeutic molecules that improve patients’ quality of life. As of March 31, 2019, we have two commercially marketed products:

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

Going Concern

As of March 31, 2019, the Company had an accumulated deficit of $459.9 million, negative cash flows of $16.7 million from operating activities for the three months ended March 31, 2019, and significant ongoing legal expenses.

While we have no outstanding debt, our available liquidity is limited to $87.6 million in cash and cash equivalents and investments as of March 31, 2019, and we expect to have continued negative cash flows from operating activities. We have experienced recurring and increasing losses from operations over the previous 18 months due to significant declines in the TIRF market and significant legal expenses resulting from the DOJ Investigation and other significant litigation matters to which we are subject (see Note 8 of the notes to our unaudited condensed consolidated financial statements for a discussion of these legal matters). We have estimated liabilities of approximately $240.3 million as of March 31, 2019 for proposed settlements of our various litigation matters, and there are other matters for which we have not been able to determine a reasonable estimated loss. Furthermore, we are uncertain if we will be able to complete a final settlement with the DOJ because of the Company’s inability to fulfill demands made by the DOJ, including the execution of a security agreement relating to the assets of the Company to collateralize payments under the settlement.  These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the issuance date of the unaudited condensed consolidated financial statements.

Management’s plans, in order to meet our operating cash flow requirements, include the pursuit of strategic alternatives related to the sale or licensing of the Company’s assets.  On November 5, 2018, we announced that we commenced a process to review strategic alternatives for our portfolio of opioid-related assets, including SUBSYS®, as well as formulations of buprenorphine and the combination of buprenorphine/naloxone. The Company has engaged Lazard Freres & Co. LLC to advise the Company on capital planning and the evaluation of strategic alternatives.

There are no assurances that the Company will be successful in implementing a strategic plan for the sale or licensing of its assets in order to address its impending liquidity constraints.  If the Company cannot successfully implement its strategic plan for the sale or licensing of its assets, and/or reach an agreement with the DOJ, its liquidity, financial condition and business prospects will be materially and adversely affected.  Accordingly, it may be necessary for the Company to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring. Our Board of Directors has not made any decisions related to any strategic alternatives at this time.

Basis of Presentation

Net Revenue

We sell SUBSYS® and SYNDROS® in various dosing packages to wholesale pharmaceutical distributors and specialty retail pharmacies (collectively, our customers) on a wholesale basis. Sales to our customers are subject to specified rights of return. We recognize revenue when we transfer control of our products to our customers, as our contracts have a single performance obligation (delivery of our product to their preferred location). Net revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods.

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

Sales and Marketing Expenses

Our sales and marketing expenses consist primarily of salaries, commissions, benefits, travel, consulting fees, costs of obtaining prescription and market data, and market research studies related to SUBSYS® and SYNDROS®. As of March 31, 2019, we had 51 full-time sales and marketing personnel as compared to 163 full-time sales and marketing personnel at March 31, 2018.

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

Our recent research and development efforts have been focused primarily on our cannabidiol, naloxone, dronabinol, buprenorphine, and epinephrine programs. As of March 31, 2019, we had 45 full-time research and development personnel as compared to 57 full-time research and development personnel at March 31, 2018.

The following table provides a breakdown of our research and development expenses during the three months ended March 31, 2019 and 2018 (in millions):

	Three Months Ended
	March 31,
	2019	2018
Cannabidiol	$3.6	$4.2
Buprenorphine	0.1	0.1
Fentanyl	0.2	0.1
Epinephrine	-	0.1
Naloxone	1.0	0.3
Dronabinol	0.1	1.0
Buprenorphine/Naloxone	0.1	0.7
Internal research and development costs	5.2	5.2
Other	0.2	0.6
Total research and development expenses	$10.5	$12.3

General and Administrative Expenses

Our general and administrative expenses consist primarily of:

•	salaries and related costs for personnel in executive, finance, accounting, human resources, information technology and business development;
•	regulatory fees for commercialized products;
•	insurance premiums;
•	fees for investor relations service and internal support functions;
•	facility costs not otherwise included in research and development expenses; and
•	professional fees for consulting and accounting services.

As of March 31, 2019 and 2018, we had 38 and 53 full-time general and administrative personnel, respectively.

Legal Expenses

Our legal expenses consist primarily of salaries and related costs for legal personnel and professional fees for legal services. See Note 8 of the notes to our unaudited condensed consolidated financial statements for a discussion of our ongoing disputes and other legal matters.

Charges Related to Litigation Award and Settlements

Charges related to litigation award and settlements for the three months ended March 31, 2019 and 2018 were $73.9 million and $0.7 million, respectively. See Note 8 of the notes to our unaudited condensed consolidated financial statements for a discussion of our ongoing disputes and other legal matters.

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

Significant Accounting Policies and Estimates

Significant changes to our accounting policies as a result of adopting ASC Topic 842 are discussed in Note 1 and Note 7 of the notes to our unaudited condensed consolidated financial statements. There were no other changes in our significant accounting policies and estimates during the three months ended March 31, 2019, from those set forth in “Note 2, Significant Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Results of Operations

Comparison of Three Months Ended March 31, 2019 to Three Months Ended March 31, 2018

The following table presents certain selected unaudited condensed consolidated financial data for the three months ended March 31, 2019 and 2018, expressed as a percentage of net revenue:

	Three Months Ended
	March 31,
	2019	2018
Net revenue	100.0%	100.0%
Cost of revenue	60.0	9.2
Gross profit	40.0	90.8
Operating expenses:
Sales and marketing	54.0	37.9
Research and development	137.9	51.3
General and administrative	144.0	39.9
Legal	336.4	43.3
Charges related to litigation award and settlements	968.1	3.1
Total operating expenses	1,640.4	175.5
Operating loss	(1,600.4)	(84.7)
Other income (expense):
Interest income	5.5	2.1
Other expense, net	(11.9)	(1.9)
Total other income (expense)	(6.4)	0.2
Loss before income taxes	(1,606.8)	(84.5)
Income tax expense	16.3	0.7
Net loss	(1623.1)%	(85.2)%

Net Revenue. Net revenue decreased $16.3 million, or 68.2%, to $7.6 million for the three months ended March 31, 2019, compared to $23.9 million for the three months ended March 31, 2018. The decrease in net revenue was primarily attributable to a 67.3% decrease in SUBSYS® shipments to our customers for the three months ended March 31, 2019 primarily due to reduced demand for SUBSYS®, as compared to the three months ended March 31, 2018, and a 1.6% decrease in net sales price due to changes in mix of prescribed dosages and changes in provisions for wholesaler discounts, patient discounts, rebates, and returns, partially offset by a price increase in January 2019. Provisions for patient discounts, wholesaler discounts, rebates, and returns were $0.9 million, $1.1 million, $3.3 million, and $0.8 million, respectively, for the three months ended March 31, 2019, compared to $1.7 million, $2.9 million, $6.6 million, and $3.4 million, respectively, for the three months ended March 31, 2018. The decrease in product sales allowances was primarily attributable to lower sales of SUBSYS® and a decrease in product returns during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. As we have previously disclosed, the continuing sensitivity by some health care professionals to prescribe, and pharmacies to dispense, opioids, scrutiny by third-party payers and governmental agencies, ongoing state and federal investigations, and media reports related thereto, will likely result in our inability to grow full-year SUBSYS® revenue for the remainder of 2019 when compared to 2018. In addition, for the same reasons, we anticipate that we will experience future declines in SUBSYS® revenue for the remainder of 2019 when compared to prior quarters in 2018. On May 9, 2019, the Company was notified by its logistics provider that such provider has ceased shipments to a specialty pharmaceutical retailer, which accounted for approximately 19% of our total product shipments for the three months ended March 31, 2019.  As a result, the Company is effectively precluded from shipping products to this specialty pharmaceutical retailer at this time.  Management is monitoring the situation and evaluating the impact of this cessation on its operations and future results.

Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue increased $2.4 million to $4.6 million for the three months ended March 31, 2019, compared to $2.2 million for the three months ended March 31, 2018. The increase in cost of revenue was primarily attributable to an increase in reserves for excess and obsolete inventory, partially offset by the decrease in sales of SUBSYS® during the three months ended March 31, 2019. Gross profit decreased $18.6 million to $3.1 million for the three months ended March 31, 2019, compared to $21.7 million for the three months ended March 31, 2018, due primarily to the decrease in sales of SUBSYS®. Gross margin for the three months ended March 31, 2019 was approximately 40% compared to approximately 91% for the three months ended March 31, 2018. The decrease in gross margin was primarily due to the increase in reserves for excess and obsolete inventory.

Sales and Marketing Expense. Sales and marketing expense decreased $5.0 million to $4.1 million for the three months ended March 31, 2019, compared to $9.1 million for the three months ended March 31, 2018. The decrease in sales and marketing expense was primarily due to lower sales of SUBSYS® and decreases in personnel costs resulting from the headcount reductions and role consolidations in July 2018 as a part of our cost savings initiatives.

Research and Development Expense. Research and development expense decreased $1.8 million to $10.5 million for the three months ended March 31, 2019, compared to $12.3 million for the three months ended March 31, 2018. The decrease in research and development expense was primarily due to timing of clinical and development expenses and decreases in personnel costs.

General and Administrative Expense. General and administrative expense increased $1.4 million to $11.0 million for the three months ended March 31, 2019, compared to $9.6 million for three months ended March 31, 2018.  The increase in general and administrative expense was primarily due to fees for professional services and consulting.

Legal Expense. Legal expense increased $15.4 million to $25.7 million for the three months ended March 31, 2019, compared to $10.3 million for the three months ended March 31, 2018.  The increase was due to increases in legal expense incurred in connection with various ongoing government investigations and prosecutions of our former employees, and other legal proceedings.  See “Factors Affecting our Performance – Legal Expenses” for additional information.

Charges Related to Litigation Award and Settlements. Charges related to litigation award and settlements for the three months ended March 31, 2019 were $73.9 million, and consist primarily of $48.0 million in connection with state related investigations, $19.2 million in connection with securities litigation, $3.6 million in connection with personal injury litigation, and $2.0 million in connection with insurance litigation. Charges related to litigation award and settlements for the three months ended March 31, 2018 were $0.7 million. See Note 8 of the notes to our unaudited condensed consolidated financial statements for a discussion of our ongoing disputes and other legal matters.

Income Tax Expense. Income tax expense was $1.2 million for the three months ended March 31, 2019, representing an effective tax rate of (1.0)%, as compared to expense of $0.2 million for the three months ended March 31, 2018, representing an effective tax rate of (0.8)%. The change in the effective rate for the period ended March 31, 2019, compared with the same period in the previous year, was primarily due to an increase in uncertain tax positions for the three months ended March 31, 2019. As of March 31, 2019, we had approximately $130.0 million of federal NOLs, and $238.6 million of state NOLs.

We record valuation allowances to reduce the book value of our deferred tax assets to amounts that are estimated on a more likely than not basis to be realized. We established a full valuation allowance for deferred taxes during the period ended December 31, 2017, and have maintained a full valuation allowance through the current quarter. The establishment of a valuation allowance does not impact cash, nor does it preclude us from using our tax credits, loss carryforwards and other deferred tax assets in the future.

We had unrecognized tax benefits of approximately $6.5 million as of March 31, 2019, primarily associated with tax positions taken in prior years. Penalties and interest of approximately $0.2 million and $1.1 million, respectively, are included in income taxes and accounted for on the balance sheet related to unrecognized tax positions.

Liquidity and Capital Resources

Sources of Liquidity and Funding Requirements

Current operations are financed principally with existing cash on hand, investments in marketable securities and product sales.

As discussed in “—Going Concern” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section and in Note 1 of the notes to our unaudited condensed consolidated financial statements, we have experienced recurring and increasing losses from operations over the previous 18 months due to significant declines in the TIRF market and significant legal expenses resulting from the DOJ Investigation and other significant litigation matters to which we are subject (see Note 8 of the notes to our unaudited condensed consolidated financial statements for a discussion of these legal matters). We have estimated liabilities of approximately $240.3 million as of March 31, 2019 for proposed settlements of our various litigation matters, and there are other matters for which we have not been able to determine a reasonable estimated loss. Furthermore, we are uncertain if we will be able to complete a final settlement with the DOJ because of the Company’s inability to fulfill demands made by the DOJ, including the execution of a security agreement relating to the assets of the Company to collateralize payments under the settlement.  These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the issuance date of the unaudited condensed consolidated financial statements.

Management’s plans, in order to meet our operating cash flow requirements, include the pursuit of strategic alternatives related to the sale or licensing of the Company’s assets.  There are no assurances that the Company will be successful in implementing a strategic plan for the sale or licensing of its assets in order to address its impending liquidity constraints.  If the Company cannot successfully implement its strategic plan for the sale or licensing of its assets, and/or reach an agreement with the DOJ, its liquidity, financial condition and business prospects will be materially and adversely affected.  Accordingly, it may be necessary for the Company to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring. Our Board of Directors has not made any decisions related to any strategic alternatives at this time.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in millions):

	Three Months Ended
	March 31,
	2019	2018
Net cash used in operating activities	$(16.7)	$(17.4)
Net cash provided by investing activities	21.6	3.4
Net cash provided by financing activities	-	0.5
Net decrease in cash and cash equivalents	4.9	(13.5)
Cash and cash equivalents, beginning of period	31.6	32.0
Cash and cash equivalents, end of period	$36.5	$18.5

Cash Flows from Operating Activities. Net cash used in operating activities was $16.7 million and $17.4 million for the three months ended March 31, 2019 and 2018, respectively. The net cash used during the three months ended March 31, 2019 and 2018 primarily reflects the net loss for the period driven by a reduction in SUBSYS® net sales, adjusted in part by inventory obsolescence reserves, depreciation and amortization, and stock-based compensation expense.

Cash Flows from Investing Activities. Net cash provided by investing activities was $21.6 million and $3.4 million for the three months ended March 31, 2019 and 2018, respectively.  For the three months ended March 31, 2019, the net cash provided by investing activities primarily consists of the net sale and maturity of investments to meet our operational needs. For the three months ended March 31, 2018, the net cash provided by investing activities consists primarily of the net sale and maturity of investments, partially offset by purchases of property and equipment.

Cash Flows from Financing Activities. There was no net cash provided by financing activities for the three months ended March 31, 2019.  Net cash provided by financing activities was $0.5 million for the three months ended March 31, 2018, consisting of proceeds from the exercise of stock options.

We invoice pharmaceutical wholesalers and specialty pharmaceutical retailers upon delivery of SUBSYS® and SYNDROS®. To date, our customers have typically paid us 30 to 60 days from their applicable invoice dates.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

Recently Adopted Accounting Pronouncements

Refer to Note 1 of the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2019, $24.3 million of our cash equivalent investments was in money market securities that are reflected as cash equivalents because all original maturities are within 90 days. Money market securities may consist of commercial paper, Federal agency discount notes and money market funds. We believe our interest rate risk with respect to these investments is limited due to the short-term duration of these arrangements and the yields earned, which approximate current interest rates.

Our policy for our short-term and long-term investments is to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. Our investment portfolio, consisting of fixed income securities that we hold on an available-for-sale basis, was approximately $54.2 million as of March 31, 2019, and $78.7 million as of December 31, 2018. These securities, like all fixed income instruments, are subject to interest rate risk and would likely decline in value if market interest rates increase. Currently, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase.

The following table provides information about our available-for-sale securities that are sensitive to changes in interest rates. We have aggregated our available-for-sale securities for presentation purposes since they are all very similar in nature (dollar amounts in millions):

Interest Rate Sensitivity

Principal Amount by Expected Maturity as of March 31, 2019

	Remainder of 2019	2020	2021	2022	2023	Thereafter
CD's and Available-for-sale securities	$46.2	$8.0	$—	$—	$—	$—
Weighted-average yield rate	2.04%	0.30%	—	—	—	0.00%

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information contained in Note 8 of the notes to the unaudited condensed consolidated financial statements is incorporated herein by reference.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, as well as the other information discussed herein, including the risk factors below. Our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described. There have been no material changes from the risk factors disclosed in Part I, Item 1A, in our Annual Report on Form 10-K other than as disclosed below.

We have concluded there is substantial doubt about our ability to continue as a going concern and our independent registered public accounting firm’s report on our financial statements for the fiscal year ended December 31, 2018 contains an explanatory paragraph describing our ability to continue as a going concern.

As of March 31, 2019, the Company had an accumulated deficit of $459.9 million, negative cash flows of $16.7 million from operating activities for the three months ended March 31, 2019, and significant ongoing legal expenses.

While we have no outstanding debt, our available liquidity is limited to $87.6 million in cash and cash equivalents and investments as of March 31, 2019, and we expect to have continued negative cash flows from operating activities. We have experienced recurring and increasing losses from operations over the previous 18 months due to significant declines in the TIRF market and significant legal expenses resulting from the DOJ Investigation and other significant litigation matters to which we are subject (see Note 8 of the notes to our unaudited condensed consolidated financial statements for a discussion of these legal matters). We have estimated liabilities of approximately $240.3 million as of March 31, 2019 for proposed settlements of our various litigation matters, and there are other matters for which we have not been able to determine a reasonable estimated loss. Furthermore, we are uncertain if we will be able to complete a final settlement with the DOJ because of the Company’s inability to fulfill demands made by the DOJ, including the execution of a security agreement relating to the assets of the Company to collateralize payments under the settlement.  These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the issuance date of the unaudited condensed consolidated financial statements. Additionally, our auditors included an explanatory paragraph to their audit opinion relating to our consolidated financial statements for the fiscal year ended December 31, 2018 regarding the substantial doubt about our ability to continue as a going concern.

If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited consolidated financial statements, and it is likely that investors will lose all or a part of their investment.

There are no assurances that the Company will be successful in implementing a strategic plan for the sale or licensing of its assets in order to address its impending liquidity constraints. If the Company cannot successfully implement its strategic plan for the sale or licensing of its assets, and/or reach an agreement with the DOJ, its liquidity, financial condition and business prospects will be materially and adversely affected. Accordingly, it may be necessary for the Company to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring.

We may seek the protection of the United States Bankruptcy Court (the “Bankruptcy Court”), which may harm our business, adversely affect our ability to retain key personnel, and result in a loss of value for our stockholders.

We have engaged financial and legal advisors to assist us in, among other things, analyzing various strategic alternatives to address our liquidity and capital structure. However, as discussed herein, there can be no assurance that the strategic review will be successful, and a filing under Chapter 11 may be unavoidable. Seeking Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as the process related to a Chapter 11 proceeding continues, our senior management would be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations. Bankruptcy Court protection also might make it more difficult to retain management and other key personnel necessary to the success and growth of our business. In addition, the longer a Chapter 11 proceeding continues, the more likely it is that our customers would lose confidence in our ability to reorganize our businesses successfully and would seek to establish alternative commercial relationships.  Therefore, trading in our securities is highly speculative and poses substantial risks.

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

On August 8, 2018, we announced that we reached an agreement in principle with the DOJ to settle the DOJ’s civil and criminal investigation into inappropriate sales and commercial practices by some former company employees.  This agreement in principle is subject to the negotiation of final settlement documents with the government.  We are uncertain if the Company will be able to complete a final settlement with the DOJ because of the Company’s inability to fulfill demands made by the DOJ, including the execution of a security agreement relating to the assets of the Company to collateralize payments under the settlement. We expect that a final settlement, if it were to be completed, would include other material non-financial terms and conditions, including a fraud-based criminal felony plea by one of our subsidiaries and a deferred prosecution agreement with the Company related to the actions of our former employees. Additionally, we expect that a final settlement, if it were to be completed, will include a corporate integrity agreement and conditional exclusion release between the Company and OIG that will require the Company to exit the opioid business within 12 months of the effective date, in addition to other provisions.  We cannot be certain that a final agreement will be reached.  If a final agreement cannot be reached, it is likely that the Company will be indicted.

If completed and executed, these agreements will require continued cooperation with the federal government’s prosecutions, enhancements to our compliance program, fulfillment of reporting and monitoring obligations, and management certifications, among other requirements.  In addition, compliance with the terms of these agreements will impose additional costs and burdens on us, including some form of employee training, third party reviews, compliance monitoring, reporting obligations and management attention. We estimate a minimum exposure of $150 million (plus interest) to be paid over 5 years.  In addition, we also anticipate certain contingency payments estimated between $0 and $75 million.  If we fail to comply with the final agreement with DOJ and OIG (including a potential requirement to exit the opioid business), the DOJ or OIG may impose substantial monetary penalties, exclude us from federal healthcare programs, including Medicare, Medicaid and Veterans Health Administration programs, and/or criminally prosecute the Company, which would have a material adverse effect on our business, financial condition and results of operations.  Furthermore, we will also have additional financial payments and requirements associated with settlements with state authorities and offices of state attorneys general which will result in significant costs and burdens for our Company and we may be subject to new and unanticipated third-party claims and shareholder lawsuits in connection with all of these settlements with governmental authorities. See Note 8 of the notes to our unaudited condensed consolidated financial statements for a discussion of these legal matters.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Insys Therapeutics, Inc. (1)

3.2	Amended and Restated Bylaws of Insys Therapeutics, Inc. (2)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (3)

4.1	Form of Common Stock Certificate of Registrant (4)

4.2	Rights Agreement, dated August 15, 2014 between Insys Therapeutics, Inc. and Computershare Trust Company, N.A. (5)
10.1Ω	Amendment to Manufacturing and Supply Agreement, dated as of February 26, 2019, by and between the Registrant and Renaissance (filed herewith)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

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

Ω   Portions of the exhibit have been omitted.

INSYS THERAPEUTICS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSYS THERAPEUTICS, INC.

Dated: May 10, 2019	By:	/s/ Andrew G. Long
Andrew G. Long
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Andrece Housley
Andrece Housley
Chief Financial Officer
(Principal Financial and Accounting Officer)